Form 10-Q
period 2018-06-30
RENT A CENTER INC DE
filed 2018-08-02
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2018:

Class	Outstanding
Common stock, $.01 par value per share	53,507,345

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$562,403	$575,411	$1,127,117	$1,170,825
Merchandise sales	64,990	76,773	172,346	198,495
Installment sales	17,374	17,657	33,778	34,414
Other	2,271	2,519	4,855	5,171
Total store revenues	647,038	672,360	1,338,096	1,408,905
Franchise
Merchandise sales	4,880	3,214	8,514	6,535
Royalty income and fees	3,812	2,061	7,163	4,181
Total revenues	655,730	677,635	1,353,773	1,419,621
Cost of revenues
Store
Cost of rentals and fees	156,041	159,276	312,136	321,309
Cost of merchandise sold	65,562	77,055	161,915	186,179
Cost of installment sales	5,617	5,708	10,859	10,892
Total cost of store revenues	227,220	242,039	484,910	518,380
Franchise cost of merchandise sold	4,624	3,063	7,999	6,045
Total cost of revenues	231,844	245,102	492,909	524,425
Gross profit	423,886	432,533	860,864	895,196
Operating expenses
Store expenses
Labor	164,172	179,447	345,246	371,554
Other store expenses	156,854	177,050	342,803	374,490
General and administrative expenses	41,792	47,097	86,662	86,869
Depreciation, amortization and impairment of intangibles	17,428	18,708	35,328	37,249
Other charges	16,489	11,104	33,944	24,755
Total operating expenses	396,735	433,406	843,983	894,917
Operating profit (loss)	27,151	(873)	16,881	279
Debt refinancing charges	—	1,936	—	1,936
Interest expense	10,806	11,263	22,166	22,893
Interest income	(202)	(159)	(411)	(315)
Earnings (loss) before income taxes	16,547	(13,913)	(4,874)	(24,235)
Income tax expense (benefit)	2,794	(5,020)	1,216	(8,663)
Net earnings (loss)	$13,753	$(8,893)	$(6,090)	$(15,572)
Basic earnings (loss) per common share	$0.26	$(0.17)	$(0.11)	$(0.29)
Diluted earnings (loss) per common share	$0.25	$(0.17)	$(0.11)	$(0.29)
Cash dividends declared per common share	$—	$0.08	$—	$0.16
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In thousands)	Unaudited		Unaudited
Net earnings (loss)	$13,753	$(8,893)	$(6,090)	$(15,572)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(565) and $636, and $(127) and $3,627 for the three and six months ended 2018 and 2017, respectively	(2,125)	1,181	(477)	6,736
Total other comprehensive income (loss)	(2,125)	1,181	(477)	6,736
Comprehensive earnings (loss)	$11,628	$(7,712)	$(6,567)	$(8,836)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$116,833	$72,968
Receivables, net of allowance for doubtful accounts of $3,388 and $4,167 in 2018 and 2017, respectively	69,678	69,823
Prepaid expenses and other assets	53,566	64,577
Rental merchandise, net
On rent	640,637	701,803
Held for rent	141,660	167,188
Merchandise held for installment sale	3,909	4,025
Property assets, net of accumulated depreciation of $533,527 and $525,673 in 2018 and 2017, respectively	253,947	282,901
Deferred tax asset	28,560	—
Goodwill	56,781	56,614
Other intangible assets, net	716	882
Total assets	$1,366,287	$1,420,781
LIABILITIES
Accounts payable – trade	$92,396	$90,352
Accrued liabilities	311,484	298,018
Deferred tax liability	116,642	87,081
Senior debt, net	38,031	134,125
Senior notes, net	539,397	538,762
Total liabilities	1,097,950	1,148,338
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,870,036 and 109,681,559 shares issued in 2018 and 2017, respectively	1,098	1,097
Additional paid-in capital	835,040	831,271
Retained earnings	791,344	798,743
Treasury stock at cost, 56,369,752 shares in 2018 and 2017	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(11,468)	(10,991)
Total stockholders' equity	268,337	272,443
Total liabilities and stockholders' equity	$1,366,287	$1,420,781
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
(In thousands)	Unaudited
Cash flows from operating activities
Net loss	$(6,090)	$(15,572)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of rental merchandise	308,776	318,099
Bad debt expense	5,846	6,395
Stock-based compensation expense	2,995	1,079
Depreciation of property assets	35,017	36,705
Loss on sale or disposal of property assets	2,423	1,167
Amortization and impairment of intangibles	310	4,439
Amortization of financing fees	2,701	1,914
Write-off of debt financing fees	—	1,936
Deferred income taxes	1,492	(20,296)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(229,068)	(223,387)
Receivables	(5,700)	(990)
Prepaid expenses and other assets	10,982	(1,305)
Accounts payable – trade	2,044	4,759
Accrued liabilities	11,178	(3,059)
Net cash provided by operating activities	142,906	111,884
Cash flows from investing activities
Purchase of property assets	(15,695)	(40,159)
Proceeds from sale of property assets	14,792	912
Acquisitions of businesses	(761)	(215)
Net cash used in investing activities	(1,664)	(39,462)
Cash flows from financing activities
Exercise of stock options	970	170
Shares withheld for payment of employee tax withholdings	(271)	(218)
Proceeds from debt	26,850	87,580
Repayments of debt	(125,010)	(174,705)
Dividends paid	—	(8,539)
Net cash used in financing activities	(97,461)	(95,712)
Effect of exchange rate changes on cash	84	1,725
Net increase (decrease) in cash and cash equivalents	43,865	(21,565)
Cash and cash equivalents at beginning of period	72,968	95,396
Cash and cash equivalents at end of period	$116,833	$73,831
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
Proposed Merger
On June 17, 2018, Rent-A-Center entered into a merger agreement (the “Vintage Merger Agreement”) with Vintage Rodeo Parent, LLC (“Vintage”), an affiliate of Vintage Capital Management, LLC, pursuant to which Vintage will, when the proposed merger is completed, acquire all of the outstanding shares of Rent-A-Center common stock for $15.00 per share in cash (collectively, the “Vintage Merger”). The Vintage Merger, which is not subject to a financing condition, is expected to close by the end of 2018, subject to customary closing conditions, including the receipt of stockholder and regulatory approvals. Upon completion of the Vintage Merger, Rent-A-Center will become a wholly owned subsidiary of Vintage and Rent-A-Center’s shares of common stock will be delisted from NASDAQ and deregistered.
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
In accordance with Topic 606, the disclosure of the impact of adoption on our condensed consolidated statements of operations and condensed consolidated balance sheets for the periods ended June 30, 2018 is as follows:

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
(In thousands)	Unaudited			Unaudited
Royalty income and fees	3,812	(978)	2,834	7,163	(1,042)	6,121
Total revenues	655,730	(978)	654,752	1,353,773	(1,042)	1,352,731
Gross profit	423,886	(978)	422,908	860,864	(1,042)	859,822
Other store expenses	156,854	(912)	155,942	342,803	(1,979)	340,824
Total operating expenses	396,735	(912)	395,823	843,983	(1,979)	842,004
Operating profit	27,151	(66)	27,085	16,881	937	17,818
Earnings (loss) before income taxes	16,547	(66)	16,481	(4,874)	937	(3,937)
Income tax expense	2,794	(11)	2,783	1,216	63	1,279
Net earnings (loss)	13,753	(55)	13,698	(6,090)	874	(5,216)

Condensed Consolidated Balance Sheets	June 30, 2018
	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
(In thousands)	Unaudited
LIABILITIES
Accrued liabilities	$311,484	$(2,602)	$308,882
Deferred tax liability	116,642	417	117,059
Total liabilities	1,097,950	(2,185)	1,095,765
STOCKHOLDERS’ EQUITY
Retained earnings	$791,344	$2,185	$793,529
Total stockholders' equity	268,337	2,185	270,522
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. Rent-A-Center adopted ASU 2016-15 beginning January 1, 2018, on a retrospective basis. The adoption of ASU 2016-15 had no impact to the financial statements as of June 30, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments that are intended to make the guidance in ASC 805 on the definition of a business more consistent

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and cost-efficient. The amendments narrow the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. Rent-A-Center adopted ASU 2017-01 beginning January 1, 2018, using the prospective approach. The adoption of ASU 2017-01 had an immaterial impact to the financial statements as of June 30, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. Rent-A-Center adopted ASU 2017-09 beginning January 1, 2018, on a prospective basis. The adoption of ASU 2017-09 had no impact to the financial statements as of June 30, 2018.
Note 2 - Revenues
The following table disaggregates our revenue for the periods ended June 30, 2018:

	Three Months Ended June 30, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$410,108	$140,799	$11,496	$—	$562,403
Merchandise sales	26,109	38,077	804	—	64,990
Installment sales	17,374	—	—	—	17,374
Other	2,129	135	7	—	2,271
Total store revenues	455,720	179,011	12,307	—	647,038
Franchise
Merchandise sales	—	—	—	4,880	4,880
Royalty income and fees	—	—	—	3,812	3,812
Total revenues	$455,720	$179,011	$12,307	$8,692	$655,730

	Six Months Ended June 30, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$822,750	$281,623	$22,744	$—	$1,127,117
Merchandise sales	76,693	94,083	1,570	—	172,346
Installment sales	33,778	—	—	—	33,778
Other	4,540	291	24	—	4,855
Total store revenues	937,761	375,997	24,338	—	1,338,096
Franchise
Merchandise sales	—	—	—	8,514	8,514
Royalty income and fees	—	—	—	7,163	7,163
Total revenues	$937,761	$375,997	$24,338	$15,677	$1,353,773
Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Merchandise is leased to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received for rental payments, including processing fees, prior to the period in which it should

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

be recognized is deferred and recognized according to the rental term. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. We offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales. At June 30, 2018 and December 31, 2017, we had $45.7 million and $41.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements.
Revenue from contracts with customers
Core U.S., Acceptance Now, and Mexico
Merchandise Sales. Merchandise sales include payments received for the exercise of the early purchase option offered through our rental purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at anytime during the installment agreement and receive a refund for payments previously made towards the plan. At June 30, 2018 and December 31, 2017, we had $2.9 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to other product plans.
Other. Other revenue primarily consists of external maintenance and repair services provided by the Company’s service department, in addition to other miscellaneous product plans offered to our rental and installment customers. The Company’s service department is a licensed warranty service provider and performs service maintenance and merchandise repair for qualified warranty guarantees, on behalf of merchandise vendors. In addition, we provide external maintenance and repair services for our franchisees, and other external businesses and individual customers. Revenue for warranty services is recognized when service is complete and a claim has been submitted to the original vendor issuing the warranty guarantee. Revenue for external repair and maintenance services are recognized when services provided are complete and the customer has been billed. Costs incurred for repair services are recognized as incurred in labor and other store expenses. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2018 and December 31, 2017, we had $2.7 million and $1.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 - Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

(In thousands)	June 30, 2018	December 31, 2017
Installment sales receivable	$53,112	$55,516
Trade and notes receivables	19,954	18,474
Total receivables	73,066	73,990
Less allowance for doubtful accounts	(3,388)	(4,167)
Total receivables, net of allowance for doubtful accounts	$69,678	$69,823
The allowance for doubtful accounts related to installment sales receivable was $2.8 million and $3.6 million at June 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts related to trade and notes receivable was $0.6 million at June 30, 2018 and December 31, 2017.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Beginning allowance for doubtful accounts	$4,167	$3,593
Bad debt expense	5,846	15,702
Accounts written off	(6,959)	(15,791)
Recoveries	334	663
Ending allowance for doubtful accounts	$3,388	$4,167
Note 4 - Senior Debt
We are party to a Credit Agreement with Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A., and SunTrust Bank, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the several lenders from time to time parties thereto, dated March 19, 2014, as amended on February 1, 2016, September 30, 2016, March 31, 2017, and June 6, 2017 (the “Fourth Amendment”) and as so amended, (the "Credit Agreement"). The Credit Agreement currently provides a senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $350 million revolving credit facility (the "Revolving Facility").
The amounts outstanding under the Term Loans were $41.1 million and $48.6 million at June 30, 2018 and December 31, 2017, respectively. There were no outstanding borrowings under the Revolving Facility at June 30, 2018 and $85.0 million outstanding at December 31, 2017. Outstanding borrowings for the senior credit facility at June 30, 2018 and December 31, 2017 reported in the Condensed Consolidated Balance Sheet were reduced by total unamortized issuance costs of $3.1 million and $5.2 million, respectively. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. We also utilize the Revolving Facility for the issuance of letters of credit. As of June 30, 2018, we have issued letters of credit in the aggregate amount of $94 million.
The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated Total Leverage Ratio is greater than 3.0:1. We made mandatory excess cash flow prepayments of approximately $6 million and $141 million in March 2018 and 2017, respectively, relating to results for the years ended December 31, 2017 and 2016, respectively. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 3.00% and 2.00%, respectively, at June 30, 2018, fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee for the second quarter of 2018 was $1.1 million and was equal to 0.50% of the unused portion of the Revolving Facility.
The aggregate outstanding amounts (including after any draw request) under the Revolving Facility may not exceed the Borrowing Base. The Borrowing Base is tied to the Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, reduced by Reserves and the Term Loan Reserve, as defined in the Credit Agreement. We provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless the remaining availability of the Revolving Facility is less than 20% of the maximum borrowing capacity of the Revolving Facility or $60 million, in which case we must provide weekly information.
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
In connection with entering into the Fourth Amendment to the Credit Agreement, we recorded a write-down of previously unamortized debt issuance costs of approximately $1.9 million in the second quarter of 2017. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $5.3 million, which were capitalized in the second quarter of 2017 and are amortized to interest expense over the remaining term of the agreement.
The Credit Agreement requires us to comply with a Consolidated Fixed Charge Coverage ratio of no less than 1.10:1. Breach of this covenant shall result in a Minimum Availability Period, which requires us to maintain $50.0 million of excess availability on the Revolving Facility.
The table below shows the required and actual ratios under the Credit Agreement calculated as of June 30, 2018:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	1.15:1

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received for the 12-month period ending June 30, 2018 ($53.7 million), by consolidated fixed charges for the 12-month period ending June 30, 2018 ($46.6 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 1.15:1 as of June 30, 2018 was above the minimum requirement of 1.10:1 under the Credit Agreement. Availability under our Revolving Facility was $245.1 million at June 30, 2018.
Events of default under the Credit Agreement include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or a majority of Rent-A-Center’s Board of Directors are not Continuing Directors (all of the current members of our Board of Directors are Continuing Directors under the terms of the Credit Agreement). An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
In addition to the Revolving Facility discussed above, we maintain a $12.5 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. As of June 30, 2018, we had no outstanding borrowings against this line of credit and $5.7 million outstanding at December 31, 2017. The line of credit renews annually and will expire in September 2018. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.
The table below shows the scheduled maturity dates under our senior credit facility and INTRUST line of credit at June 30, 2018 for each of the years ending December 31:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2018	$1,125	$—	$—	$1,125
2019	2,250	—	—	2,250
2020	2,250	—	—	2,250
2021	35,513	—	—	35,513
Total senior debt	$41,138	$—	$—	$41,138
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
In the event the Vintage Merger is not completed prior to the maturation of the Revolving Facility, we will need to refinance our Revolving Facility. We are evaluating refinancing options for our Credit Agreement and 6.625% and 4.75% Senior Notes, including amending and extending our current Revolving Facility with our existing lenders, or obtaining other sources of financing. We expect to obtain refinancing of our Revolving Facility, if required. We believe cash flow generated from operations, together with availability under our Credit Agreement for the remainder of its term, will be sufficient to fund our operations during the next 12 months.
Note 5 - Senior Notes
On November 2, 2010, we issued $300 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of June 30, 2018 and December 31, 2017, was $292.7 million, reduced by $1.5 million and $1.8 million of unamortized issuance costs, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of June 30, 2018 and December 31, 2017, was $250.0 million, reduced by $1.8 million and $2.1 million of unamortized issuance costs, respectively.
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
The 6.625% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313% (the current premium is 101.104%). The 6.625% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6.625% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. We expect to exercise our option to redeem the 6.625% notes in connection with the closing of the Vintage Merger.
The 4.75% notes may be redeemed on or after May 1, 2016, at our option, in whole or in part, at a premium declining from 103.563% (the current premium is 101.188%). The 4.75% notes may be redeemed on or after May 1, 2019, at our option, in whole or in part, at par. The 4.75% notes also require that upon the occurrence of a change of control (as defined in the 2013 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. We expect to exercise our option to redeem the 4.75% notes in connection with the closing of the Vintage Merger.
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
At June 30, 2018, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2018 and December 31, 2017, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of our senior notes is based on Level 1 inputs and was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$293,091	$351	$292,740	$278,835	$(13,905)
4.75% senior notes	250,000	249,375	(625)	250,000	237,500	(12,500)
Total senior notes	$542,740	$542,466	$(274)	$542,740	$516,335	$(26,405)
Note 7 - Other Charges
2018 Cost Savings Initiatives. During the first six months of 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges of $6.8 million in contract termination fees, $6.2 million in severance and other payroll-related costs, $1.9 million in legal and advisory fees, $1.0 million in other miscellaneous shutdown costs, $0.9 million in lease obligation costs, $0.4 million related to the write-down of capitalized software, and $0.1 million in disposal of fixed assets.
Store Consolidation Plan. During the first six months of 2018, we closed 109 Core U.S. stores and 8 locations in Mexico, resulting in pre-tax charges of $8.7 million, consisting of $7.0 million in lease obligation costs, $1.0 million in disposal of fixed assets, $0.5 million in other miscellaneous shutdown costs, and $0.2 million in severance and other payroll-related cost.
Discontinuation of IT Software Projects. During the first six months of 2018 we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.9 million, related to the write-down of capitalized assets.
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
Activity with respect to other charges for the six months ended June 30, 2018 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2017	Charges & Adjustments	Payments	Accrued Charges at June 30, 2018
Cash charges:
Labor reduction costs	$1,674	$6,378	$(4,701)	$3,351
Lease obligation costs	2,105	8,247	(3,381)	6,971
Contract termination costs	—	6,750	—	6,750
Other miscellaneous	—	1,493	(1,493)	—
Total cash charges	$3,779	22,868	$(9,575)	$17,072
Non-cash charges:
Rental merchandise recoveries		(295)
Asset impairments		3,367
Other(1)		8,004
Total other charges		$33,944
(1) Other primarily includes incremental legal and advisory fees related to our strategic review and the Vintage Merger Agreement, partially offset by insurance claims recoveries related to 2017 hurricanes.

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
Segment information for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues
Core U.S.	$455,720	$457,025	$937,761	$947,924
Acceptance Now	179,011	203,321	375,997	437,867
Mexico	12,307	12,014	24,338	23,114
Franchising	8,692	5,275	15,677	10,716
Total revenues	$655,730	$677,635	$1,353,773	$1,419,621

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gross profit
Core U.S.	$325,219	$318,006	$661,460	$655,960
Acceptance Now	86,050	103,934	174,855	218,363
Mexico	8,549	8,381	16,871	16,202
Franchising	4,068	2,212	7,678	4,671
Total gross profit	$423,886	$432,533	$860,864	$895,196
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the three and six months ended June 30, 2018, book value adjustments on intercompany rental merchandise transfers were $2.9 million and $6.4 million, respectively, resulting in a corresponding increase in gross profit for the Core U.S. and decrease in gross profit for Acceptance Now.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Operating profit (loss)
Core U.S.	$43,527	$30,980	$71,914	$55,382
Acceptance Now	29,157	18,597	44,587	39,216
Mexico	887	(41)	1,384	120
Franchising	1,909	1,092	3,165	2,533
Total segments	75,480	50,628	121,050	97,251
Corporate	(48,329)	(51,501)	(104,169)	(96,972)
Total operating profit (loss)	$27,151	$(873)	$16,881	$279
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the three and six months ended June 30, 2018, book value adjustments for inventory charge-offs related to intercompany rental merchandise transfers were $0.5 million and $1.2 million, respectively, resulting in a corresponding increase in operating profit for the Core U.S. and decrease in operating profit for Acceptance Now.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Depreciation, amortization and impairment of intangibles
Core U.S.	$6,440	$7,882	$13,266	$15,990
Acceptance Now	432	629	867	1,415
Mexico	273	526	617	1,053
Franchising	44	44	88	88
Total segments	7,189	9,081	14,838	18,546
Corporate	10,239	9,627	20,490	18,703
Total depreciation, amortization and impairment of intangibles	$17,428	$18,708	$35,328	$37,249
We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first quarter of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Condensed Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Capital expenditures
Core U.S.	$4,325	$8,600	$9,215	$14,708
Acceptance Now	35	612	80	1,095
Mexico	35	24	38	47
Total segments	4,395	9,236	9,333	15,850
Corporate	2,651	8,875	6,362	24,309
Total capital expenditures	$7,046	$18,111	$15,695	$40,159

(in thousands)	June 30, 2018	December 31, 2017
On rent rental merchandise, net
Core U.S.	$377,142	$408,993
Acceptance Now	248,510	278,443
Mexico	14,985	14,367
Total on rent rental merchandise, net	$640,637	$701,803

(in thousands)	June 30, 2018	December 31, 2017
Held for rent rental merchandise, net
Core U.S.	$135,563	$156,039
Acceptance Now	1,336	4,940
Mexico	4,761	6,209
Total held for rent rental merchandise, net	$141,660	$167,188

(in thousands)	June 30, 2018	December 31, 2017
Assets by segment
Core U.S.	$703,499	$776,296
Acceptance Now	314,773	350,970
Mexico	27,540	33,529
Franchising	4,434	3,802
Total segments	1,050,246	1,164,597
Corporate	316,041	256,184
Total assets	$1,366,287	$1,420,781

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9 - Stock-Based Compensation
We recognized $1.1 million and $1.8 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended June 30, 2018 and 2017, respectively, and $3.0 million and $1.1 million during the six months ended June 30, 2018 and 2017, respectively. Stock compensation expense recognized during the six months ended June 30, 2017 was impacted by the reversal of unvested stock compensation in the first quarter of 2017 for stock awards previously granted to former executives. During the six months ended June 30, 2018, we granted approximately 521,000 stock options, 673,000 market-based performance restricted stock units and 490,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 44.97% to 54.26%, a risk-free interest rate of 2.07% to 2.68%, no expected dividend yield, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2018 was $8.71 and the weighted-average grant-date fair value was $3.75. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2018 was $9.03 and $8.58, respectively.
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
Assuming completion of the Vintage Merger, we expect to pay estimated financial advisory fees of approximately $15 million.
Note 11 - Loss Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net earnings (loss)	$13,753	$(8,893)	$(6,090)	$(15,572)
Denominator:
Weighted-average shares outstanding	53,450	53,292	53,428	53,255
Effect of dilutive stock awards(1)	845	—	—	—
Weighted-average dilutive shares	54,295	53,292	53,428	53,255

Basic earnings (loss) per common share	$0.26	$(0.17)	$(0.11)	$(0.29)
Diluted earnings (loss) per common share	$0.25	$(0.17)	$(0.11)	$(0.29)
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	—	688	797	688
Anti-dilutive performance share units	222	880	1,172	880
Anti-dilutive stock options	2,411	3,251	2,801	3,251

(1)	There was no dilutive effect to the loss per common share for the six months ended June 30, 2018 and the three and six months ended June 30, 2017 due to the net loss incurred for respective periods.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Vintage Merger Agreement;

•
the inability to complete the Vintage Merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	risks regarding the failure of Vintage to obtain the necessary debt and/or equity financing to complete the Vintage Merger;

•	risks relating to operations of the business and our financial results if the Vintage Merger Agreement is terminated;

•	risks related to disruption of management’s attention from our ongoing business operations due to the pending Vintage Merger;

•
the effect of the announcement, pendency or consummation of the Vintage Merger on our relationships with third parties, including our employees, franchisees, customers, suppliers, business partners and vendors, which make it more difficult to maintain business and operations relationships, and negatively impact the operating results of the four core business segments and business generally;

•	the risk that certain approvals or consents will not be received in a timely manner or that the Vintage Merger will not be consummated in a timely manner;

•	capital market conditions, including availability of funding sources for us and Vintage;

•	changes in our credit ratings;

•	the risk of stockholder litigation in connection with the Vintage Merger, and the impact of any adverse legal judgments, fines, penalties, injunctions or settlements thereof;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	our ability to refinance our Revolving Facility expiring in early 2019 on favorable terms, if at all;

•	risks associated with pricing changes and strategies being deployed in our businesses;

•	our ability to realize any benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our chief executive officer transition, including our ability to continue to effectively operate and execute our strategies;

•	our ability to execute our franchise strategy;

•	failure to manage our store labor and other store expenses;

•	our ability to successfully execute our announced strategic initiatives;

•	disruptions caused by the operation of our store information management system;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	our transition to more-readily scalable, "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network, and the impact, effects and results of the changes we have made and are making to our distribution methods;

•	rapid inflation or deflation in the prices of our products;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

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

•	The Company has implemented significant cost savings opportunities across the business in the areas of overhead, supply chain and other store expenses.

•
The updated value proposition in the Core is intended to improve traffic trends with a balanced approach of competitively pricing elastic categories while capturing more margin in inelastic categories.

•	Within Acceptance NOW, the value proposition centers around improved return on investment through a shorter payback period and higher ownership levels.

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	Refranchising certain brick and mortar locations will enable the Company to maintain and grow its presence while using proceeds to pay down debt.
Recent Developments
Proposed Merger. On June 17, 2018, Rent-A-Center entered into a merger agreement (the “Vintage Merger Agreement”) with Vintage Rodeo Parent, LLC (“Vintage”), an affiliate of Vintage Capital Management, LLC, pursuant to which Vintage will, when the proposed merger is completed, acquire all of the outstanding shares of Rent-A-Center common stock for $15.00 per share in cash (collectively, the “Vintage Merger”). The Vintage Merger, which is not subject to a financing condition, is expected to close by the end of 2018, subject to customary closing conditions, including the receipt of stockholder and regulatory approvals. Upon completion of the Vintage Merger, Rent-A-Center will become a wholly owned subsidiary of Vintage and Rent-A-Center’s shares of common stock will be delisted from NASDAQ and deregistered.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first half of 2018, we experienced a decline in revenues and gross profit driven primarily by reductions in our store base for the Core U.S. and Acceptance Now segments, and impacts related to the aftermath of the 2017 hurricanes, partially offset by increases in same store sales. Operating profit, however, increased during the first half of 2018, primarily due to cost savings initiatives, including reductions in overhead and supply chain, and lower rental merchandise losses.
Revenues in our Core U.S. segment decreased approximately $10.2 million for the six months ended June 30, 2018, primarily due to rationalization of our Core U.S. store base and impacts from the aftermath of the 2017 hurricanes, partially offset by increases in same store sales. Gross profit as a percentage of revenue increased 1.3% primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores. Operating profit increased $16.5 million for the six months ended June 30, 2018 primarily due to decreases of $8.2 million and $14.0 million in labor and other store expenses, respectively.
The Acceptance Now segment revenues decreased by approximately $61.9 million or 14.1%, primarily due to location closures for Conn's and hhgregg, and impacts related to the aftermath of the 2017 hurricanes, partially offset by increases in same store sales. Gross profit as a percent of revenue decreased 3.4% primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and the new value proposition enhancements. Operating profit as a percent of revenue increased 2.9% primarily due to lower rental merchandise losses.
Operating profit for the Mexico segment as a percentage of revenue increased by 5.2% for the six months ended June 30, 2018, driven by lower rental merchandise losses.
Cash flow from operations was $142.9 million for the six months ended June 30, 2018. We paid down debt by $98.2 million during the first six months of the year, ending the period with $116.8 million of cash and cash equivalents and no outstanding borrowings under our Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues
Store
Rentals and fees	$562,403	$575,411	$(13,008)	(2.3)%	$1,127,117	$1,170,825	$(43,708)	(3.7)%
Merchandise sales	64,990	76,773	(11,783)	(15.3)%	172,346	198,495	(26,149)	(13.2)%
Installment sales	17,374	17,657	(283)	(1.6)%	33,778	34,414	(636)	(1.8)%
Other	2,271	2,519	(248)	(9.8)%	4,855	5,171	(316)	(6.1)%
Total store revenue	647,038	672,360	(25,322)	(3.8)%	1,338,096	1,408,905	(70,809)	(5.0)%
Franchise
Merchandise sales	4,880	3,214	1,666	51.8%	8,514	6,535	1,979	30.3%
Royalty income and fees	3,812	2,061	1,751	85.0%	7,163	4,181	2,982	71.3%
Total revenues	655,730	677,635	(21,905)	(3.2)%	1,353,773	1,419,621	(65,848)	(4.6)%
Cost of revenues
Store
Cost of rentals and fees	156,041	159,276	(3,235)	(2.0)%	312,136	321,309	(9,173)	(2.9)%
Cost of merchandise sold	65,562	77,055	(11,493)	(14.9)%	161,915	186,179	(24,264)	(13.0)%
Cost of installment sales	5,617	5,708	(91)	(1.6)%	10,859	10,892	(33)	(0.3)%
Total cost of store revenues	227,220	242,039	(14,819)	(6.1)%	484,910	518,380	(33,470)	(6.5)%
Franchise cost of merchandise sold	4,624	3,063	1,561	51.0%	7,999	6,045	1,954	32.3%
Total cost of revenues	231,844	245,102	(13,258)	(5.4)%	492,909	524,425	(31,516)	(6.0)%
Gross profit	423,886	432,533	(8,647)	(2.0)%	860,864	895,196	(34,332)	(3.8)%
Operating expenses
Store expenses
Labor	164,172	179,447	(15,275)	(8.5)%	345,246	371,554	(26,308)	(7.1)%
Other store expenses	156,854	177,050	(20,196)	(11.4)%	342,803	374,490	(31,687)	(8.5)%
General and administrative expenses	41,792	47,097	(5,305)	(11.3)%	86,662	86,869	(207)	(0.2)%
Depreciation, amortization and impairment of intangibles	17,428	18,708	(1,280)	(6.8)%	35,328	37,249	(1,921)	(5.2)%
Other charges	16,489	11,104	5,385	48.5%	33,944	24,755	9,189	37.1%
Total operating expenses	396,735	433,406	(36,671)	(8.5)%	843,983	894,917	(50,934)	(5.7)%
Operating profit (loss)	27,151	(873)	28,024	3,210.1%	16,881	279	16,602	5,950.5%
Debt refinancing charges	—	1,936	(1,936)	(100.0)%	—	1,936	(1,936)	(100.0)%
Interest, net	10,604	11,104	(500)	(4.5)%	21,755	22,578	(823)	(3.6)%
Earnings (loss) before income taxes	16,547	(13,913)	30,460	218.9%	(4,874)	(24,235)	19,361	79.9%
Income tax expense (benefit)	2,794	(5,020)	7,814	155.7%	1,216	(8,663)	9,879	114.0%
Net earnings (loss)	$13,753	$(8,893)	$22,646	254.6%	$(6,090)	$(15,572)	$9,482	60.9%
Three Months Ended June 30, 2018, compared to Three Months Ended June 30, 2017
Store Revenue. Total store revenue decreased by $25.4 million, or 3.8%, to $647.0 million for the three months ended June 30, 2018, from $672.4 million for the three months ended June 30, 2017. This was primarily due to decreases of approximately $24.3

RENT-A-CENTER, INC. AND SUBSIDIARIES

million and $1.3 million in the Acceptance Now and Core U.S. segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,269 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store. Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues increased by $14.0 million, or 3.7%, to $394.6 million for the three months ended June 30, 2018, as compared to $380.6 million in 2017. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2018, decreased by $3.3 million, or 2.0%, to $156.0 million as compared to $159.3 million in 2017. This decrease in cost of rentals and fees was primarily attributable to decreases of $2.8 million and $0.5 million in the Core U.S. and Acceptance Now segments, respectively, as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue remained flat at 27.7% for the three months ended June 30, 2018 as compared to 2017.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $11.5 million, or 14.9%, to $65.6 million for the three months ended June 30, 2018, from $77.1 million in 2017, primarily attributable to a decrease of $5.9 million and $5.6 million in the Acceptance Now and Core U.S. segments, respectively. The gross margin percent of merchandise sales decreased to (0.9)% for the three months ended June 30, 2018, from (0.4)% in 2017.
Gross Profit. Gross profit decreased by $8.6 million, or 2.0%, to $423.9 million for the three months ended June 30, 2018, from $432.5 million in 2017, due primarily to a decrease of $17.9 million in the Acceptance Now segment, offset by an increase of $7.2 million in the Core U.S. segment, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue increased to 64.6% for the three months ended June 30, 2018, as compared to 63.8% in 2017.
Store Labor. Store labor decreased by $15.2 million, or 8.5%, to $164.2 million, for the three months ended June 30, 2018, as compared to $179.4 million in 2017, primarily attributable to decreases of $9.8 million and $5.8 million in the Acceptance Now and Core U.S. segments, respectively, primarily as a result of a lower Core U.S. store base, and closure of Acceptance Now locations in the first half of 2017. Store labor expressed as a percentage of total store revenue was 25.4% for the three months ended June 30, 2018, as compared to 26.7% in 2017.
Other Store Expenses. Other store expenses decreased by $20.2 million, or 11.4%, to $156.9 million for the three months ended June 30, 2018, as compared to $177.1 million in 2017, primarily attributable to a decrease of $13.0 million and $6.8 million in the Acceptance Now and Core U.S. segment, respectively, as a result of lower customer stolen merchandise losses for Acceptance Now, lower store count and lower delivery costs. Other store expenses expressed as a percentage of total store revenue were 24.2% for the three months ended June 30, 2018, compared to 26.3% in 2017.
General and Administrative Expenses. General and administrative expenses decreased by $5.3 million, or 11.3%, to $41.8 million for the three months ended June 30, 2018, as compared to $47.1 million in 2017, primarily due to cost savings initiatives, partially offset by higher incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 6.4% for the three months ended June 30, 2018, compared to 7.0% in 2017.
Other Charges. Other charges increased by $5.4 million, or 48.5%, to $16.5 million for the three months ended June 30, 2018, as compared to $11.1 million in 2017. Other charges for the three months ended June 30, 2018 and 2017 primarily related to cost savings initiatives, including reductions in overhead and supply chain, incremental legal and advisory fees, and Core U.S. store closures.
Operating Profit (Loss). Operating results increased by $28.1 million, to a profit of $27.2 million for the three months ended June 30, 2018, as compared to a loss of $0.9 million in 2017, primarily due to increases of $12.5 million and $10.6 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance sections below. Operating results expressed as a percentage of total revenue was 4.1% for the three months ended June 30, 2018, compared to (0.1)% in 2017, primarily due to the increases in gross profit for the Core U.S. and Acceptance Now segments and decreases in store labor, other store expenses, and general and administrative expenses described above. Excluding other charges, operating profit was $43.6 million, or 6.7% of revenue for the three months ended June 30, 2018, compared to $10.2 million, or 1.5% of revenue for the comparable period of 2017.
Income Tax. Income tax expense for the three months ended June 30, 2018 was $2.8 million, as compared to income tax benefit of $5.0 million in 2017. The effective tax rate was 16.9% for the three months ended June 30, 2018, compared to 36.1% in 2017. The change in effective tax rate was primarily due to the reduction of the U.S. federal statutory tax rate from 35% to 21% in 2018 as a result of the Tax Cut and Jobs Act (the "Tax Act").

RENT-A-CENTER, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2018, compared to Six Months Ended June 30, 2017
Store Revenue. Total store revenue decreased by $70.8 million, or 5.0%, to $1,338.1 million for the six months ended June 30, 2018, from $1,408.9 million for the six months ended June 30, 2017. This was primarily due to decreases of approximately $61.9 million and $10.2 million in the Acceptance Now and Core U.S. segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,479 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues increased by $17.4 million, or 2.2%, to $817.3 million for the six months ended June 30, 2018, as compared to $799.9 million in 2017. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2018, decreased by $9.2 million, or 2.9%, to $312.1 million as compared to $321.3 million in 2017. This decrease in cost of rentals and fees was primarily attributable to decreases of $4.9 million and $4.7 million in the Core U.S. and Acceptance Now segments, respectively, as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.7% for the six months ended June 30, 2018 as compared to 27.4% in 2017.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $24.3 million, or 13.0%, to $161.9 million for the six months ended June 30, 2018, from $186.2 million in 2017, primarily attributable to a decrease of $13.6 million and $10.7 million in the Acceptance Now and Core U.S. segments, respectively. The gross margin percent of merchandise sales decreased to 6.1% for the six months ended June 30, 2018, from 6.2% in 2017.
Gross Profit. Gross profit decreased by $34.3 million, or 3.8%, to $860.9 million for the six months ended June 30, 2018, from $895.2 million in 2017, due primarily to a decrease of $43.5 million in the Acceptance Now segment, partially offset by increases of $5.5 million and $3.0 million in the Core U.S. and Franchising segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue increased to 63.6% for the six months ended June 30, 2018, as compared to 63.1% in 2017.
Store Labor. Store labor decreased by $26.4 million, or 7.1%, to $345.2 million, for the six months ended June 30, 2018, as compared to $371.6 million in 2017, primarily attributable to decreases of $18.5 million and $8.2 million in the Acceptance Now and Core U.S. segments, respectively, as a result of a lower Core U.S. store base, and closure of Acceptance Now locations in the first half of 2017. Store labor expressed as a percentage of total store revenue was 25.8% for the six months ended June 30, 2018, as compared to 26.4% in 2017.
Other Store Expenses. Other store expenses decreased by $31.7 million, or 8.5%, to $342.8 million for the six months ended June 30, 2018, as compared to $374.5 million in 2017, primarily attributable to a decrease of $18.6 million and $14.0 million in the Acceptance Now and Core U.S. segments, respectively, as a result of lower customer stolen merchandise losses for Acceptance Now, lower store count and lower delivery costs. Other store expenses expressed as a percentage of total store revenue were 25.6% for the six months ended June 30, 2018, compared to 26.6% in 2017.
General and Administrative Expenses. General and administrative expenses decreased by $0.2 million, or 0.2%, to $86.7 million for the six months ended June 30, 2018, as compared to $86.9 million in 2017. General and administrative expenses expressed as a percentage of total revenue were 6.4% for the six months ended June 30, 2018, compared to 6.1% in 2017.
Other Charges. Other charges increased by $9.2 million, or 37.1%, to $33.9 million for the six months ended June 30, 2018, as compared to $24.8 million in 2017. Other charges for the six months ended June 30, 2018 and 2017 primarily related to cost savings initiatives, including reductions in overhead and supply chain, Core U.S. store closures, incremental legal and advisory fees, and capitalized software write-downs, partially offset by impacts related to the 2017 hurricanes.
Operating Profit. Operating profit increased by $16.6 million, to $16.9 million for the six months ended June 30, 2018, as compared to $0.3 million in 2017, primarily due to increases of 16.5 million and 5.4 million in the Core U.S. and Acceptance Now segment, respectively, as discussed further in the segment performance sections below. Operating profit expressed as a percentage of total revenue was 1.2% for the six months ended June 30, 2018, compared to 0.0% in 2017, primarily due to the increases in gross profit for the Core U.S. and Acceptance Now segments. Excluding other charges, operating profit was $50.8 million, or 3.8% of revenue for the six months ended June 30, 2018, compared to $25.0 million, or 1.8% of revenue for the comparable period of 2017.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Income Tax. Income tax expense for the six months ended June 30, 2018 was $1.2 million, as compared to an income tax benefit of $8.7 million in 2017. The effective tax rate was 24.9% for the six months ended June 30, 2018, compared to 35.7% in 2017. The change in effective tax rate was primarily due to the reduction of the U.S. federal statutory tax rate from 35% to 21% in 2018 as a result of the Tax Act, and recognition of tax benefit on pre-tax book losses adversely affected by realization of excess tax deficiencies of stock-based compensation.
Segment Performance
Core U.S. segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$455,720	$457,025	$(1,305)	(0.3)%	$937,761	$947,924	$(10,163)	(1.1)%
Gross profit	325,219	318,006	7,213	2.3%	661,460	655,960	5,500	0.8%
Operating profit	43,527	30,980	12,547	40.5%	71,914	55,382	16,532	29.9%
Change in same store revenue				3.5%				1.8%
Stores in same store revenue calculation				1,715				1,888
Revenues. The decrease in revenue for the three and six months ended June 30, 2018 was driven primarily by a decrease in merchandise sales of $4.6 million and $7.4 million, respectively, as compared to 2017. This decrease is primarily due to rationalization of our Core U.S. store base and impacts from the aftermath of the 2017 hurricanes, partially offset by increases in same store sales.
Gross Profit. Gross profit increased for the three and six months ended June 30, 2018, as compared to 2017, primarily due to the decrease in cost of merchandise sales of $5.6 million and $10.7 million, respectively, as compared to 2017. Gross profit as a percentage of segment revenues increased to 71.4% and 70.5% for the three and six months ended June 30, 2018, respectively, as compared to 69.6% and 69.2% for the respective periods in 2017, primarily due to the intercompany book value adjustment for Acceptance Now returned product transferred to Core U.S. stores.
Operating Profit. Operating profit as a percentage of segment revenues was 9.6% and 7.7% for the three and six months ended June 30, 2018, respectively, compared to 6.8% and 5.8% for the respective periods in 2017, primarily due to decreases in store labor and other store expenses of $12.6 million and $22.3 million, respectively, partially offset by higher merchandise losses. Declines in store labor and other store expenses were driven primarily by lower store count and lower delivery costs. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.1% for the three and six months ended June 30, 2018, compared to 2.4% and 2.8% for the respective periods in 2017. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.8% and 1.6% for the three and six months ended June 30, 2018, respectively, compared to 1.8% and 1.9% for the respective periods in 2017. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$179,011	$203,321	$(24,310)	(12.0)%	$375,997	$437,867	$(61,870)	(14.1)%
Gross profit	86,050	103,934	(17,884)	(17.2)%	174,855	218,363	(43,508)	(19.9)%
Operating profit	29,157	18,597	10,560	56.8%	44,587	39,216	5,371	13.7%
Change in same store revenue				3.7%				3.5%
Stores in same store revenue calculation				446				483
Revenues. The decrease in revenue for the three and six months ended June 30, 2018, was driven primarily by store closures for Conn's and hhgregg, in addition to impacts from the aftermath of the hurricanes in 2017, partially offset by increases in same store sales.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Gross profit. Gross profit decreased for the three and six months ended June 30, 2018, compared to 2017, primarily due to the decrease in revenue described above. Gross profit as a percentage of segment revenues was 48.1% and 46.5% for the three and six months ended June 30, 2018, compared to 51.1% and 49.9% for the respective periods in 2017, primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and the new value proposition enhancements.
Operating profit. Operating profit increased by 56.8% and 13.7% for the three and six months ended June 30, 2018, respectively, as compared to 2017. The increase in operating profit for the three and six months ended June 30, 2018 was primarily due to decreased rental merchandise losses, and a decrease in charges incurred for store closures in 2017. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 7.7% and 8.2% for the three and six months ended June 30, 2018, respectively, compared to 11.9% and 11.8% for the respective periods in 2017. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.0% and 0.8% for the three and six months ended June 30, 2018, respectively, compared to 0.9% and 1.0% for the respective periods in 2017.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$12,307	$12,014	$293	2.4%	$24,338	$23,114	$1,224	5.3%
Gross profit	8,549	8,381	168	2.0%	16,871	16,202	669	4.1%
Operating profit	887	(41)	928	2,263.4%	1,384	120	1,264	1,053.3%
Change in same store revenue				7.1%				3.9%
Stores in same store revenue calculation				108				108
Revenues. Revenues for the three months ended June 30, 2018 were negatively impacted by approximately $0.5 million, while revenues for the six months ended June 30, 2018 were positively impacted by approximately $0.5 million due to exchange rate fluctuations as compared to the same periods in 2017. On a constant currency basis, revenues for the three and six months ended June 30, 2018 increased approximately $0.8 million and $0.7 million, respectively.
Gross Profit. Gross profit for the three months ended June 30, 2018 was negatively impacted by approximately $0.3 million, while gross profit for the six months ended June 30, 2018 was positively impacted by approximately $0.3 million due to exchange rate fluctuations as compared to the same periods in 2017. On a constant currency basis, gross profit increased by approximately $0.5 million and $0.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Gross profit as a percentage of segment revenues was 69.5% and 69.3% for the three and six months ended June 30, 2018, respectively, compared to 69.8% and 70.1% for the respective periods in 2017.
Operating Profit. Operating profit for the three and six months ended June 30, 2018 was minimally impacted by exchange rate fluctuations compared to 2017. Operating profit as a percentage of segment revenues increased to 7.2% and 5.7% for the three and six months ended June 30, 2018, respectively, from (0.3)% and 0.5% for the respective period in 2017. Operating profit for the six months ended June 30, 2018 included other charges of $0.3 million, primarily related to store closures during the first quarter of 2018. Excluding other charges, operating results as a percentage of segment revenues would have been 7.0% and 7.1% for the three and six months ended June 30, 2018, respectively, compared to 1.1% and 1.2% for the respective periods in 2017.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$8,692	$5,275	$3,417	64.8%	$15,677	$10,716	$4,961	46.3%
Gross profit	4,068	2,212	1,856	83.9%	7,678	4,671	3,007	64.4%
Operating profit	1,909	1,092	817	74.8%	3,165	2,533	632	25.0%
Revenues. Revenues increased for the three and six months ended June 30, 2018 compared to the respective periods in 2017, primarily due to change in accounting for franchise advertising fees as a result of the adoption of ASC 606. During the three and six months ended June 30, 2018 franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement

RENT-A-CENTER, INC. AND SUBSIDIARIES

of operations, rather than net of operating expenses in the consolidated statement of operations, as they are presented in the three and six months ended June 30, 2017.
Gross Profit. Gross profit as a percentage of segment revenues increased to 46.8% and 49.0% for the three and six months ended June 30, 2018, respectively, from 41.9% and 43.6% for the respective periods in 2017, primarily due to the change in accounting for franchise advertising fees described above.
Operating Profit. Operating profit as a percentage of segment revenues increased for the three months ended June 30, 2018 to 22.0%, compared to 20.7% for the respective period in 2017, and decreased to 20.2% for the six months ended June 30, 2018, compared to 23.6% in 2017.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2018, we generated $142.9 million in operating cash flow. We paid down debt by $98.2 million from cash generated from operations, used cash in the amount of $15.7 million for capital expenditures, and also had proceeds from the sale of property assets of $14.8 million, ending the six-month period with $116.8 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $31.0 million to $142.9 million for the six months ended June 30, 2018, from $111.9 million in 2017. This was primarily attributable to the improvement in net earnings during the six months ended June 30, 2018 compared to the same period in 2017, and receipt of our 2017 tax refund of approximately $10.6 million.
Cash used in investing activities decreased approximately $37.8 million to $1.7 million for the six months ended June 30, 2018, from $39.5 million in 2017, due primarily to a decrease in capital expenditures and an increase in proceeds from the sale of property assets.
Cash used in financing activities was $97.5 million for the six months ended June 30, 2018, compared to $95.7 million in 2017, an increase of $1.8 million, primarily driven by our net reduction in debt of $98.2 million for the six months ended June 30, 2018, as compared to a net decrease in debt of $87.1 million for the comparable period in 2017, offset by a $8.5 million decrease in dividend payments for the six months ended June 30, 2018 compared to the same period in 2017.
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
Should we require additional funding sources, we maintain revolving credit facilities, including a $12.5 million line of credit at INTRUST Bank, N.A. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement for the remainder of its term, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At July 30, 2018, we had $65.0 million in cash on hand, and $245.1 million available under our Revolving Facility at June 30, 2018. We expect to redeem the 6.625% and 4.75% senior notes in connection with the closing of the Vintage Merger.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The PATH act and the Tax Act resulted in an estimated benefit of $184 million for us in 2017. We estimate the remaining tax deferral associated with these acts is approximately $140 million at June 30, 2018, of which approximately 77%, or $108 million, will reverse in 2018, and the majority of the remainder will reverse between 2019 and 2020.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Tax Act. We expect that the Tax Act will generate cash tax savings to the Company of approximately $200 million over the next 3 years, mainly due to the decrease in the tax rate and the initial acceleration of depreciation. This deferral of tax due to acceleration of depreciation will cause additional cash taxes in the future as the deferral reverses.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Customer stolen merchandise	$29,738	$37,734	$64,610	$83,295
Other merchandise losses (1)	9,675	9,977	17,854	21,481
Total merchandise losses	$39,413	$47,711	$82,464	$104,776

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $15.7 million and $40.2 million on capital expenditures during the six months ended June 30, 2018 and 2017, respectively. The decrease in capital expenditures for the six months ended June 30, 2018, compared to the respective period in 2017, is primarily due to certain cash payments in the prior year, related to information technology investments, in addition to our current strategic initiatives to reduce capital spending within certain areas of the business.
Acquisitions and New Location Openings. During the first six months of 2018, we acquired two new locations and customer accounts for an aggregate purchase price of approximately $0.8 million in two transactions.
The table below summarizes the location activity for the six-month period ended June 30, 2018.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,381	1,106	125	131	225	3,968
New location openings	—	80	6	—	4	90
Acquired locations remaining open	1	—	—	—	31	32
Conversions	—	(3)	3	—	—	—
Closed locations
Merged with existing locations	(106)	(59)	(15)	(8)	—	(188)
Sold or closed with no surviving location	(43)	—	—	—	(12)	(55)
Locations at end of period	2,233	1,124	119	123	248	3,847
Acquired locations closed and accounts merged with existing locations	1	—	—	—	—	1
Total approximate purchase price of acquired stores (in millions)	$0.8	$—	$—	$—	$—	$0.8
Senior Debt. As discussed in Note 4 to the condensed consolidated financial statements, the Credit Agreement consists of $225.0 million, seven-year Term Loans, and a $350.0 million, five-year Revolving Facility.
We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $94 million had been so utilized as of July 30, 2018. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. In July 2018, the outstanding Term Loans were repaid in full.
Senior Notes. See descriptions of the senior notes in Note 5 to the condensed consolidated financial statements.
Store Leases. We lease space for all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2018:

	Payments Due by Period
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Senior Term Debt(1)	$41,138	$1,125	$4,500	$35,513	$—
6.625% Senior Notes(2)	341,225	9,697	331,528	—	—
4.75% Senior Notes(3)	285,625	5,937	23,750	255,938	—
Operating Leases	444,919	77,976	244,958	111,124	10,861
Total(4)	$1,112,907	$94,735	$604,736	$402,575	$10,861

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at June 30, 2018, was 2.10%.

(2)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(4)
As of June 30, 2018, we have recorded $37.4 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118") (SEC Update), which amends paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The Tax Act, enacted on December 22, 2017 significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal corporate tax rate from 35%

RENT-A-CENTER, INC. AND SUBSIDIARIES

to 21%, effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property. The adoption of ASU 2018-05 will be required for us beginning January 1, 2019, with early adoption permitted. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We recognized an income tax benefit of $76.5 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. Our provisional estimate of the one-time transition tax resulted in $0.7 million additional tax expense. We also recorded a federal provisional benefit of $9.7 million based on our intent to fully expense all qualifying expenditures. As of June 30, 2018, we have not completed the analysis for all of the tax effects of the Tax Act and have not recorded any additional adjustments to the amounts recorded at year end of 2017. Our provisional estimates on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the six months ended June 30, 2018. We will continue to make and refine our calculations as additional analysis is completed.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2018, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $41.1 million outstanding in Term Loans at an interest rate indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2018, was $293.1 million. The fair value of the 4.75% senior notes, based on the closing price at June 30, 2018, was $249.4 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2018, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2018, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $0.4 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of June 30, 2018, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 10, 2017, the plaintiff’s claims against JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. were dismissed.
On October 12, 2017, the court issued an order requiring plaintiffs to re-plead the claims related to our point-of-sale system, and denying the motion to dismiss with respect to the waste and entrenchment claims. The plaintiffs failed to re-plead the claims related to our point-of-sale system. Discovery with respect to the remaining waste and entrenchment claims has now commenced. A pre-trial hearing on motions filed by both plaintiff and defendants is scheduled for August 7, 2018.
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

2.1
Agreement and Plan of Merger, dated as of June 17, 2018, by and among Rent-A-Center, Inc., Vintage Rodeo Parent, LLC and Vintage Rodeo Acquisition, Inc. (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of June 17, 2018.)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

10.39
Letter Agreement, dated May  25, 2018, by and among Rent-A-Center, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest V, LP, Engaged Capital Co-Invest V-A, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital, LLC, Engaged Capital Holdings, LLC and Glenn W. Welling (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 25, 2018.)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Date: August 1, 2018