Form 10-Q
period 2018-09-30
RENT A CENTER INC DE
filed 2018-11-07
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2018:

Class	Outstanding
Common stock, $.01 par value per share	53,514,721

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$552,580	$552,194	$1,679,697	$1,723,019
Merchandise sales	67,141	67,566	239,487	266,061
Installment sales	15,681	17,276	49,459	51,690
Other	2,140	2,257	6,995	7,428
Total store revenues	637,542	639,293	1,975,638	2,048,198
Franchise
Merchandise sales	4,135	2,676	12,649	9,211
Royalty income and fees	3,265	1,996	10,428	6,177
Total revenues	644,942	643,965	1,998,715	2,063,586
Cost of revenues
Store
Cost of rentals and fees	153,716	153,202	465,852	474,511
Cost of merchandise sold	74,340	70,551	236,255	256,730
Cost of installment sales	5,244	5,207	16,103	16,099
Total cost of store revenues	233,300	228,960	718,210	747,340
Franchise cost of merchandise sold	3,902	2,540	11,901	8,585
Total cost of revenues	237,202	231,500	730,111	755,925
Gross profit	407,740	412,465	1,268,604	1,307,661
Operating expenses
Store expenses
Labor	168,297	179,643	513,543	551,197
Other store expenses	149,326	171,995	492,129	546,485
General and administrative expenses	40,818	43,768	127,480	130,637
Depreciation, amortization and impairment of intangibles	16,946	18,679	52,274	55,928
Other charges	6,721	6,825	40,665	31,580
Total operating expenses	382,108	420,910	1,226,091	1,315,827
Operating profit (loss)	25,632	(8,445)	42,513	(8,166)
Debt refinancing charges	—	—	—	1,936
Interest expense	10,496	11,453	32,662	34,346
Interest income	(345)	(177)	(756)	(492)
Earnings (loss) before income taxes	15,481	(19,721)	10,607	(43,956)
Income tax expense (benefit)	2,563	(7,122)	3,779	(15,785)
Net earnings (loss)	$12,918	$(12,599)	$6,828	$(28,171)
Basic earnings (loss) per common share	$0.24	$(0.24)	$0.13	$(0.53)
Diluted earnings (loss) per common share	$0.24	$(0.24)	$0.13	$(0.53)
Cash dividends declared per common share	$—	$—	$—	$0.16
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands)
Net earnings (loss)	$12,918	$(12,599)	$6,828	$(28,171)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $239 and $(97), and $112 and $3,530 for the three and nine months ended 2018 and 2017, respectively	900	(181)	423	6,555
Total other comprehensive income (loss)	900	(181)	423	6,555
Comprehensive income (loss)	$13,818	$(12,780)	$7,251	$(21,616)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$111,008	$72,968
Receivables, net of allowance for doubtful accounts of $4,247 and $4,167 in 2018 and 2017, respectively	65,197	69,823
Prepaid expenses and other assets	67,148	64,577
Rental merchandise, net
On rent	634,918	701,803
Held for rent	141,379	167,188
Merchandise held for installment sale	3,362	4,025
Property assets, net of accumulated depreciation of $545,619 and $525,673 in 2018 and 2017, respectively	243,121	282,901
Deferred tax asset	28,440	—
Goodwill	56,845	56,614
Other intangible assets, net	675	882
Total assets	$1,352,093	$1,420,781
LIABILITIES
Accounts payable – trade	$98,063	$90,352
Accrued liabilities	311,277	298,018
Deferred tax liability	119,288	87,081
Senior debt, net	—	134,125
Senior notes, net	539,719	538,762
Total liabilities	1,068,347	1,148,338
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,879,035 and 109,681,559 shares issued in 2018 and 2017, respectively	1,099	1,097
Additional paid-in capital	836,632	831,271
Retained earnings	804,260	798,743
Treasury stock at cost, 56,369,752 shares in 2018 and 2017	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(10,568)	(10,991)
Total stockholders' equity	283,746	272,443
Total liabilities and stockholders' equity	$1,352,093	$1,420,781
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$6,828	$(28,171)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	461,484	469,483
Bad debt expense	10,372	11,051
Stock-based compensation expense	4,493	2,198
Depreciation of property assets	51,778	55,156
Loss on sale or disposal of property assets	2,529	18
Amortization and impairment of intangibles	496	4,667
Amortization of financing fees	4,074	3,276
Write-off of debt financing fees	—	1,936
Deferred income taxes	4,379	(33,940)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(375,013)	(339,278)
Receivables	(5,746)	(3,560)
Prepaid expenses and other assets	(2,663)	600
Accounts payable – trade	7,711	(20,032)
Accrued liabilities	13,133	12,040
Net cash provided by operating activities	183,855	135,444
Cash flows from investing activities
Purchase of property assets	(22,491)	(53,528)
Proceeds from sale of property assets	16,474	3,951
Acquisitions of businesses	(2,049)	(2,241)
Net cash used in investing activities	(8,066)	(51,818)
Cash flows from financing activities
Exercise of stock options	1,064	270
Shares withheld for payment of employee tax withholdings	(283)	(225)
Debt issuance costs	—	(5,258)
Proceeds from debt	27,060	216,880
Repayments of debt	(166,357)	(303,498)
Dividends paid	—	(12,811)
Net cash used in financing activities	(138,516)	(104,642)
Effect of exchange rate changes on cash	767	1,828
Net increase (decrease) in cash and cash equivalents	38,040	(19,188)
Cash and cash equivalents at beginning of period	72,968	95,396
Cash and cash equivalents at end of period	$111,008	$76,208
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
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.”
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
Proposed Merger
On June 17, 2018, Rent-A-Center entered into a merger agreement (the “Vintage Merger Agreement”) with Vintage Rodeo Parent, LLC (“Vintage”), an affiliate of Vintage Capital Management, LLC (“Vintage Capital”), pursuant to which Vintage will, when the proposed merger is completed, acquire all of the outstanding shares of Rent-A-Center common stock for $15.00 per share in cash (collectively, the “Vintage Merger”). The Vintage Merger was approved by the Company's stockholders on September 18, 2018. As previously announced, the parties received a Second Request from the Federal Trade Commission (“FTC”) in connection with the Vintage Merger. Rent-A-Center and Vintage Capital continue to cooperate fully with the FTC. The parties intend to complete the Vintage Merger as soon as practicable following receipt of regulatory clearance from the FTC and the satisfaction or waiver of other customary closing conditions. The Company currently expects the Vintage Merger, which is not subject to a financing condition, to close during the first quarter of 2019. Upon completion of the Vintage Merger, Rent-A-Center will become a wholly owned subsidiary of Vintage and Rent-A-Center’s shares of common stock will be delisted from NASDAQ and deregistered.
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
In accordance with Topic 606, the disclosure of the impact of adoption on our condensed consolidated statements of operations and condensed consolidated balance sheets for the periods ended September 30, 2018 is as follows:

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
(In thousands)	Unaudited			Unaudited
Royalty income and fees	3,265	(1,129)	2,136	10,428	(2,171)	8,257
Total revenues	644,942	(1,129)	643,813	1,998,715	(2,171)	1,996,544
Gross profit	407,740	(1,129)	406,611	1,268,604	(2,171)	1,266,433
Other store expenses	149,326	(1,068)	148,258	492,129	(3,047)	489,082
Total operating expenses	382,108	(1,068)	381,040	1,226,091	(3,047)	1,223,044
Operating profit	25,632	(61)	25,571	42,513	876	43,389
Earnings before income taxes	15,481	(61)	15,420	10,607	876	11,483
Income tax expense	2,563	(10)	2,553	3,779	53	3,832
Net earnings	12,918	(51)	12,867	6,828	823	7,651

Condensed Consolidated Balance Sheets	September 30, 2018
	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
(In thousands)	Unaudited
LIABILITIES
Accrued liabilities	$311,277	$(2,541)	$308,736
Deferred tax liability	119,288	407	119,695
Total liabilities	1,068,347	(2,134)	1,066,213
STOCKHOLDERS’ EQUITY
Retained earnings	$804,260	$2,134	$806,394
Total stockholders' equity	283,746	2,134	285,880
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. Rent-A-Center adopted ASU 2016-15 beginning January 1, 2018, on a retrospective basis. The adoption of ASU 2016-15 had no impact to the financial statements as of September 30, 2018.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments that are intended to make the guidance in ASC 805 on the definition of a business more consistent and cost-efficient. The amendments narrow the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. Rent-A-Center adopted ASU 2017-01 beginning January 1, 2018, using the prospective approach. The adoption of ASU 2017-01 had an immaterial impact to the financial statements as of September 30, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. Rent-A-Center adopted ASU 2017-09 beginning January 1, 2018, on a prospective basis. The adoption of ASU 2017-09 had no impact to the financial statements as of September 30, 2018.
Note 2 - Revenues
The following table disaggregates our revenue for the periods ended September 30, 2018:

	Three Months Ended September 30, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$403,483	$137,061	$12,036	$—	$552,580
Merchandise sales	30,135	36,264	742	—	67,141
Installment sales	15,681	—	—	—	15,681
Other	2,021	113	6	—	2,140
Total store revenues	451,320	173,438	12,784	—	637,542
Franchise
Merchandise sales	—	—	—	4,135	4,135
Royalty income and fees	—	—	—	3,265	3,265
Total revenues	$451,320	$173,438	$12,784	$7,400	$644,942

	Nine Months Ended September 30, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$1,226,233	$418,684	$34,780	$—	$1,679,697
Merchandise sales	106,828	130,347	2,312	—	239,487
Installment sales	49,459	—	—	—	49,459
Other	6,561	404	30	—	6,995
Total store revenues	1,389,081	549,435	37,122	—	1,975,638
Franchise
Merchandise sales	—	—	—	12,649	12,649
Royalty income and fees	—	—	—	10,428	10,428
Total revenues	$1,389,081	$549,435	$37,122	$23,077	$1,998,715
Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Merchandise is leased to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

end of any rental term without penalty. Therefore rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received for rental payments, including processing fees, prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. We offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales. At September 30, 2018 and December 31, 2017, we had $39.4 million and $41.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement and receive a refund for payments previously made towards the plan. At September 30, 2018 and December 31, 2017, we had $2.8 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to other product plans.
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
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2018 and December 31, 2017, we had $2.7 million and $1.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 - Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

(In thousands)	September 30, 2018	December 31, 2017
Installment sales receivable	$51,477	$55,516
Trade and notes receivables	17,967	18,474
Total receivables	69,444	73,990
Less allowance for doubtful accounts	(4,247)	(4,167)
Total receivables, net of allowance for doubtful accounts	$65,197	$69,823
The allowance for doubtful accounts related to installment sales receivable was $3.0 million and $3.6 million at September 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts related to trade and notes receivable was $1.2 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Beginning allowance for doubtful accounts	$4,167	$3,593
Bad debt expense	10,372	15,702
Accounts written off	(10,740)	(15,791)
Recoveries	448	663
Ending allowance for doubtful accounts	$4,247	$4,167
Note 4 - Senior Debt
We are party to a Credit Agreement with Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A., and SunTrust Bank, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the several lenders from time to time parties thereto, dated March 19, 2014, as amended on February 1, 2016, September 30, 2016, March 31, 2017, and June 6, 2017 (the “Fourth Amendment”) and as so amended, (the "Credit Agreement"). The Credit Agreement currently provides a senior credit facility consisting of $225 million in term loans (the "Term Loans") and a $350 million revolving credit facility (the "Revolving Facility").
During the third quarter of 2018 the outstanding Terms Loans were repaid in full. Therefore there were no outstanding borrowings under the Term Loans or Revolving Facility at September 30, 2018 and $48.6 million and $85.0 million outstanding at December 31, 2017, respectively. Total unamortized debt issuance costs reported in the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017 were $2.1 million and $5.2 million, respectively. The Revolving Facility has a scheduled maturity of March 19, 2019. We also utilize the Revolving Facility for the issuance of letters of credit. As of September 30, 2018, we have issued letters of credit in the aggregate amount of $92.2 million. In the event the Vintage Merger is not completed prior to the maturation of the Revolving Facility, we will need to refinance our Revolving Facility.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.75% and 1.75%, respectively, at September 30, 2018, fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee for the third quarter of 2018 was $1.1 million and was equal to 0.50% of the unused portion of the Revolving Facility.
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
The table below shows the required and actual ratios under the Credit Agreement calculated as of September 30, 2018:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	2.03:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received for the 12-month period ending September 30, 2018 ($92.5 million), by consolidated fixed charges for the 12-month period ending September 30, 2018 ($45.5 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 2.03:1 as of September 30, 2018 was above the minimum requirement of 1.10:1 under the Credit Agreement. Availability under our Revolving Facility was $247.3 million at September 30, 2018.

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
In addition to the Revolving Facility discussed above, we maintain a $12.5 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. As of September 30, 2018, we had no outstanding borrowings against this line of credit and $5.7 million outstanding at December 31, 2017.
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
In the event the Vintage Merger is not completed prior to the maturation of the Revolving Facility, we will need to refinance our Revolving Facility. We are evaluating refinancing options for our Credit Agreement, including amending and extending our current Revolving Facility with our existing lenders, or obtaining other sources of financing. We expect to obtain refinancing of our Revolving Facility, if required. We believe cash flow generated from operations, together with availability under our Credit Agreement for the remainder of its term, will be sufficient to fund our operations during the next 12 months.
Note 5 - Senior Notes
On November 2, 2010, we issued $300 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of September 30, 2018 and December 31, 2017, was $292.7 million, reduced by $1.3 million and $1.8 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of September 30, 2018 and December 31, 2017, was $250.0 million, reduced by $1.7 million and $2.1 million of unamortized issuance costs, respectively.
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
At September 30, 2018, our financial instruments include cash and cash equivalents, receivables, payables and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2018 and December 31, 2017, because of the short maturities of these instruments.
The fair value of our senior notes is based on Level 1 inputs and was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$291,276	$(1,464)	$292,740	$278,835	$(13,905)
4.75% senior notes	250,000	252,950	2,950	250,000	237,500	(12,500)
Total senior notes	$542,740	$544,226	$1,486	$542,740	$516,335	$(26,405)
Note 7 - Other Charges
2018 Cost Savings Initiatives. During the first nine months of 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges of $6.8 million in contract termination fees, $7.0 million in severance and other payroll-related costs, $1.9 million in legal and advisory fees, $1.1 million in other miscellaneous shutdown costs, $0.9 million in lease obligation costs, $0.4 million related to the write-down of capitalized software, and $0.1 million in disposal of fixed assets.
Store Consolidation Plan. During the first nine months of 2018, we closed 129 Core U.S. stores and 9 locations in Mexico, resulting in pre-tax charges of $10.5 million, consisting of $7.9 million in lease obligation costs, $1.5 million in disposal of fixed assets, $0.9 million in other miscellaneous shutdown costs, and $0.2 million in severance and other payroll-related cost.
Discontinuation of IT Software Projects. During the first half of 2018, we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.9 million, related to the write-down of capitalized assets.
Effects of 2018 Hurricane. During the third quarter of 2018, Hurricane Florence caused damage in North Carolina and South Carolina, resulting in pre-tax expenses of approximately $0.2 million for inventory losses, store repair costs, fixed asset write-offs, and employee assistance. At this time, we are unable to estimate the full extent of losses incurred due to the damage caused by Hurricane Florence, however, we do not ultimately expect the losses to be material to our financial statements.
Acceptance Now Store Closures. During the first six months of 2017, we closed 319 Acceptance Now manned locations and 9 Acceptance Now direct locations, related to the hhgregg bankruptcy and liquidation plan and the Conn's referral contract termination.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

These closures resulted in pre-tax charges of $16.4 million for the nine months ended September 30, 2017, consisting primarily of rental merchandise losses, disposal of fixed assets, and other miscellaneous labor and shutdown costs. In addition, we recorded a pre-tax impairment charge of $3.9 million to our intangible assets, for our discontinued vendor relationship.
Corporate Cost Rationalization. During the first nine months of 2017, we executed a head count reduction that impacted approximately 10% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $3.4 million for the nine months ended September 30, 2017.
Effects of 2017 Hurricanes. During the third quarter of 2017, Hurricanes Harvey, Irma and Maria caused significant damage in the continental United States and surrounding areas, including Texas, Florida, and Puerto Rico, resulting in pre-tax expenses of approximately $1.9 million in the third quarter of 2017 for inventory losses, store repair costs, fixed asset write-offs, and employee assistance. Approximately $1.7 million of these pre-tax expenses related to Hurricanes Harvey and Irma, while the remaining $0.2 million related to employee assistance payments for Hurricane Maria.
Activity with respect to other charges for the nine months ended September 30, 2018 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2017	Charges & Adjustments	Payments	Accrued Charges at September 30, 2018
Cash charges:
Labor reduction costs	$1,674	$7,168	$(6,411)	$2,431
Lease obligation costs	2,105	9,303	(5,564)	5,844
Contract termination costs	—	6,750	(6,750)	—
Other miscellaneous	—	2,165	(2,165)	—
Total cash charges	$3,779	25,386	$(20,890)	$8,275
Non-cash charges:
Rental merchandise recoveries		(484)
Asset impairments		3,771
Other(1)		11,992
Total other charges		$40,665
(1) Other primarily includes incremental legal and advisory fees related to our strategic review process and the Vintage Merger Agreement, partially offset by insurance claims recoveries related to 2017 hurricanes.
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
Segment information for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues
Core U.S.	$451,320	$442,763	$1,389,081	$1,390,687
Acceptance Now	173,438	184,293	549,435	622,160
Mexico	12,784	12,237	37,122	35,351
Franchising	7,400	4,672	23,077	15,388
Total revenues	$644,942	$643,965	$1,998,715	$2,063,586

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross profit
Core U.S.	$313,771	$309,779	$975,231	$965,739
Acceptance Now	81,586	92,088	256,441	310,451
Mexico	8,885	8,466	25,756	24,668
Franchising	3,498	2,132	11,176	6,803
Total gross profit	$407,740	$412,465	$1,268,604	$1,307,661
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the three and nine months ended September 30, 2018, book value adjustments on intercompany rental merchandise transfers were $2.9 million and $9.3 million, respectively, resulting in a corresponding increase in gross profit for the Core U.S. and decrease in gross profit for Acceptance Now.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Operating profit (loss)
Core U.S.	$43,221	$23,859	$115,135	$79,241
Acceptance Now	26,278	10,379	70,865	49,595
Mexico	922	(242)	2,306	(122)
Franchising	522	1,032	3,687	3,565
Total segments	70,943	35,028	191,993	132,279
Corporate	(45,311)	(43,473)	(149,480)	(140,445)
Total operating profit (loss)	$25,632	$(8,445)	$42,513	$(8,166)
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the three and nine months ended September 30, 2018, book value adjustments for inventory charge-offs related to intercompany rental merchandise transfers were $0.5 million and $1.7 million, respectively, resulting in a corresponding increase in operating profit for the Core U.S. and decrease in operating profit for Acceptance Now.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Depreciation, amortization and impairment of intangibles
Core U.S.	$6,216	$7,725	$19,482	$23,715
Acceptance Now	421	568	1,288	1,983
Mexico	222	496	839	1,549
Franchising	45	45	133	133
Total segments	6,904	8,834	21,742	27,380
Corporate	10,042	9,845	30,532	28,548
Total depreciation, amortization and impairment of intangibles	$16,946	$18,679	$52,274	$55,928
We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first quarter of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Condensed Consolidated Statement of Operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Capital expenditures
Core U.S.	$3,586	$6,625	$12,801	$21,333
Acceptance Now	76	430	156	1,525
Mexico	113	56	151	103
Total segments	3,775	7,111	13,108	22,961
Corporate	3,021	6,258	9,383	30,567
Total capital expenditures	$6,796	$13,369	$22,491	$53,528

(in thousands)	September 30, 2018	December 31, 2017
On rent rental merchandise, net
Core U.S.	$378,221	$408,993
Acceptance Now	241,044	278,443
Mexico	15,653	14,367
Total on rent rental merchandise, net	$634,918	$701,803

(in thousands)	September 30, 2018	December 31, 2017
Held for rent rental merchandise, net
Core U.S.	$134,759	$156,039
Acceptance Now	1,290	4,940
Mexico	5,330	6,209
Total held for rent rental merchandise, net	$141,379	$167,188

(in thousands)	September 30, 2018	December 31, 2017
Assets by segment
Core U.S.	$709,074	$776,296
Acceptance Now	306,553	350,970
Mexico	30,747	33,529
Franchising	3,899	3,802
Total segments	1,050,273	1,164,597
Corporate	301,820	256,184
Total assets	$1,352,093	$1,420,781
Note 9 - Stock-Based Compensation
We recognized $1.5 million and $1.1 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended September 30, 2018 and 2017, respectively, and $4.5 million and $2.2 million during the nine months ended September 30, 2018 and 2017, respectively. Stock compensation expense recognized during the nine months ended September 30, 2017 was impacted by the reversal of unvested stock compensation in the first quarter of 2017 for stock awards previously granted to former executives. During the nine months ended September 30, 2018, we granted approximately 554,000 stock options, 673,000 market-based performance restricted stock units and 490,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 44.97% to 56.01%, a risk-free interest rate of 2.07% to 2.78%, no expected dividend yield, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2018 was $9.06 and the weighted-average grant-date fair value was $3.97. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2018 was $9.03 and $8.58, respectively.

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
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in Federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015 through October 10, 2016, and seeks damages in unspecified amounts and costs, fees, and expenses. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 19, 2017, the magistrate judge entered a recommendation to deny our motion to dismiss the complaint to the district judge who will decide the issue. We filed our objections to the magistrate's recommendation on November 2, 2017. On December 14, 2017, the district judge issued an order adopting the magistrate's report and denying our motion to dismiss the complaint. The parties have subsequently agreed to settle this matter for $11 million pursuant to a Settlement Term Sheet dated October 8, 2018. The settlement is in the documentation process and is subject to approval by the court. The settlement will be fully funded by insurance.
Note 11 - Loss Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net earnings (loss)	$12,918	$(12,599)	$6,828	$(28,171)
Denominator:
Weighted-average shares outstanding	53,508	53,306	53,455	53,272
Effect of dilutive stock awards(1)	1,404	—	946	—
Weighted-average dilutive shares	54,912	53,306	54,401	53,272

Basic earnings (loss) per common share	$0.24	$(0.24)	$0.13	$(0.53)
Diluted earnings (loss) per common share	$0.24	$(0.24)	$0.13	$(0.53)
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	—	635	—	635
Anti-dilutive performance share units	211	784	211	784
Anti-dilutive stock options	1,417	3,103	1,672	3,103

(1)	There was no dilutive effect to the loss per common share for the three and nine months ended September 30, 2017 due to the net loss incurred for respective periods.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to the pending Vintage Merger, the benefits of the pending transaction, and the anticipated timing and consummation of the pending Vintage Merger. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Vintage Merger Agreement;

•
the inability to complete the Vintage Merger due to failure to satisfy conditions necessary for completion of the merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	risks regarding the failure of Vintage to obtain the necessary debt and/or equity financing to complete the Vintage Merger;

•	risks relating to operations of the business and our financial results if the Vintage Merger Agreement is terminated;

•	risks related to disruption of management’s attention from our ongoing business operations due to the pending Vintage Merger;

•
the effect of the pendency or consummation of the Vintage Merger on our relationships with third parties, including our employees, franchisees, customers, suppliers, business partners and vendors, which make it more difficult to maintain business and operations relationships, and negatively impact the operating results of the four core business segments and business generally;

•	the risk that certain approvals or consents will not be received in a timely manner or that the Vintage Merger will not be consummated in a timely manner;

•	capital market conditions, including availability of funding sources for us and Vintage;

•	changes in our credit ratings;

•	the risk of stockholder litigation in connection with the Vintage Merger, and the impact of any adverse legal judgments, fines, penalties, injunctions or settlements thereof;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	our ability to refinance our Revolving Facility expiring in early 2019 on favorable terms, if at all;

•	risks associated with pricing changes and strategies being deployed in our businesses;

•	our ability to continue to realize benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our ability to continue to effectively operate and execute our strategic initiatives;

•	our ability to execute our franchise strategy;

•	failure to manage our store labor and other store expenses;

•	disruptions caused by the operation of our store information management system;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	our transition to more-readily scalable, "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network, and the impact, effects and results of the changes we have made and are making to our distribution methods;

•	rapid inflation or deflation in the prices of our products;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•
our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the Rent-to-Own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in tariff policies;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

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

•	We have implemented significant cost savings opportunities across the business in the areas of overhead, supply chain and other store expenses.

•
The updated value proposition in the Core U.S. is intended to improve traffic trends with a balanced approach of competitively pricing elastic categories while capturing more margin in inelastic categories.

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	Within Acceptance NOW, the value proposition centers around improved return on investment through a shorter payback period and higher ownership levels.

•	Refranchising certain brick and mortar locations will enable us to maintain and grow our presence while using proceeds to pay down debt.
Recent Developments
Effects of Hurricanes. In September and October 2018, Hurricanes Florence and Michael caused significant damage in the continental United States, primarily including North Carolina, South Carolina, Florida, Georgia, and Alabama. We incurred charges during the third quarter of 2018 as a result of the damage and displacement caused by Hurricane Florence, including inventory losses, store repairs, employee assistance, and fixed asset write-offs. Storm related costs are included in other charges for the respective segment as discussed in Note 7 to the unaudited condensed consolidated financial statements. We continue to assess the full impact of damage caused by these storms and expect additional charges to be recorded in the fourth quarter of 2018, however, we do not ultimately expect the losses to be material to our financial statements.
Proposed Merger. On June 17, 2018, Rent-A-Center entered into a merger agreement (the “Vintage Merger Agreement”) with Vintage Rodeo Parent, LLC (“Vintage”), an affiliate of Vintage Capital Management, LLC (“Vintage Capital”), pursuant to which Vintage Capital will, when the proposed merger is completed, acquire all of the outstanding shares of Rent-A-Center common stock for $15.00 per share in cash (collectively, the “Vintage Merger”). The Vintage Merger was approved by the Company's stockholders on September 18, 2018. As previously announced, the parties received a Second Request from the Federal Trade Commission ("FTC") in connection with the Vintage Merger. Rent-A-Center and Vintage Capital continue to cooperate fully with the FTC. The parties intend to complete the Vintage Merger as soon as practicable following receipt of regulatory clearance from the FTC and the satisfaction or waiver of other customary closing conditions. Rent-A-Center currently expects the Vintage Merger, which is not subject to a financing condition, to close during the first quarter of 2019. Upon completion of the Vintage Merger, Rent-A-Center will become a wholly owned subsidiary of Vintage and Rent-A-Center’s shares of common stock will be delisted from NASDAQ and deregistered.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first nine months of 2018, we experienced a decline in revenues and gross profit driven primarily by reductions in our store base for the Core U.S. and Acceptance Now segments, and impacts related to the aftermath of the 2017 hurricanes, partially offset by increases in same store sales. Operating profit, however, increased during the first nine months of 2018, primarily due to cost savings initiatives, including reductions in overhead and supply chain, and lower rental merchandise losses.
Revenues in our Core U.S. segment decreased approximately $1.6 million for the nine months ended September 30, 2018, primarily due to rationalization of our Core U.S. store base and impacts from the aftermath of the 2017 hurricanes, partially offset by increases in same store sales. Gross profit as a percentage of revenue increased 0.8% primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores. Operating profit increased $35.9 million for the nine months ended September 30, 2018 primarily due to decreases of $13.1 million and $23.8 million in labor and other store expenses, respectively.
The Acceptance Now segment revenues decreased by approximately $72.7 million or 11.7%, primarily due to closures for Conn's and hhgregg, and impacts related to the aftermath of the 2017 hurricanes, partially offset by increases in same store sales. Gross profit as a percent of revenue decreased 3.2% primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and the new value proposition enhancements. Operating profit as a percent of revenue increased 4.9% primarily due to lower rental merchandise losses.
Operating profit for the Mexico segment as a percentage of revenue increased by 6.5% for the nine months ended September 30, 2018, driven primarily by lower rental merchandise losses.
Cash flow from operations was $183.9 million for the nine months ended September 30, 2018. We paid down debt by $139.3 million during the first nine months of the year, ending the period with $111.0 million of cash and cash equivalents and no outstanding borrowings under our Term Loans or Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues
Store
Rentals and fees	$552,580	$552,194	$386	0.1%	$1,679,697	$1,723,019	$(43,322)	(2.5)%
Merchandise sales	67,141	67,566	(425)	(0.6)%	239,487	266,061	(26,574)	(10.0)%
Installment sales	15,681	17,276	(1,595)	(9.2)%	49,459	51,690	(2,231)	(4.3)%
Other	2,140	2,257	(117)	(5.2)%	6,995	7,428	(433)	(5.8)%
Total store revenue	637,542	639,293	(1,751)	(0.3)%	1,975,638	2,048,198	(72,560)	(3.5)%
Franchise
Merchandise sales	4,135	2,676	1,459	54.5%	12,649	9,211	3,438	37.3%
Royalty income and fees	3,265	1,996	1,269	63.6%	10,428	6,177	4,251	68.8%
Total revenues	644,942	643,965	977	0.2%	1,998,715	2,063,586	(64,871)	(3.1)%
Cost of revenues
Store
Cost of rentals and fees	153,716	153,202	514	0.3%	465,852	474,511	(8,659)	(1.8)%
Cost of merchandise sold	74,340	70,551	3,789	5.4%	236,255	256,730	(20,475)	(8.0)%
Cost of installment sales	5,244	5,207	37	0.7%	16,103	16,099	4	—%
Total cost of store revenues	233,300	228,960	4,340	1.9%	718,210	747,340	(29,130)	(3.9)%
Franchise cost of merchandise sold	3,902	2,540	1,362	53.6%	11,901	8,585	3,316	38.6%
Total cost of revenues	237,202	231,500	5,702	2.5%	730,111	755,925	(25,814)	(3.4)%
Gross profit	407,740	412,465	(4,725)	(1.1)%	1,268,604	1,307,661	(39,057)	(3.0)%
Operating expenses
Store expenses
Labor	168,297	179,643	(11,346)	(6.3)%	513,543	551,197	(37,654)	(6.8)%
Other store expenses	149,326	171,995	(22,669)	(13.2)%	492,129	546,485	(54,356)	(9.9)%
General and administrative expenses	40,818	43,768	(2,950)	(6.7)%	127,480	130,637	(3,157)	(2.4)%
Depreciation, amortization and impairment of intangibles	16,946	18,679	(1,733)	(9.3)%	52,274	55,928	(3,654)	(6.5)%
Other charges	6,721	6,825	(104)	(1.5)%	40,665	31,580	9,085	28.8%
Total operating expenses	382,108	420,910	(38,802)	(9.2)%	1,226,091	1,315,827	(89,736)	(6.8)%
Operating profit (loss)	25,632	(8,445)	34,077	403.5%	42,513	(8,166)	50,679	620.6%
Debt refinancing charges	—	—	—	—%	—	1,936	(1,936)	(100.0)%
Interest, net	10,151	11,276	(1,125)	(10.0)%	31,906	33,854	(1,948)	(5.8)%
Earnings (loss) before income taxes	15,481	(19,721)	35,202	178.5%	10,607	(43,956)	54,563	124.1%
Income tax expense (benefit)	2,563	(7,122)	9,685	136.0%	3,779	(15,785)	19,564	123.9%
Net earnings (loss)	$12,918	$(12,599)	$25,517	202.5%	$6,828	$(28,171)	$34,999	124.2%
Three Months Ended September 30, 2018, compared to Three Months Ended September 30, 2017
Store Revenue. Total store revenue decreased by $1.8 million, or 0.3%, to $637.5 million for the three months ended September 30, 2018, from $639.3 million for the three months ended September 30, 2017. This was primarily due to decrease of $10.9 million

RENT-A-CENTER, INC. AND SUBSIDIARIES

in the Acceptance Now segment, partially offset by a an increase of approximately $8.6 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,262 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store. Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the customer account transfers. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in those geographically impacted regions for 18 months. Same store revenues increased by $22.1 million, or 5.7%, to $412.3 million for the three months ended September 30, 2018, as compared to $390.2 million in 2017. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2018, increased by $0.5 million, or 0.3%, to $153.7 million as compared to $153.2 million in 2017. This increase in cost of rentals and fees was primarily attributable to an increase of $2.9 million in the Acceptance Now segment, partially offset by a decrease of $2.6 million in the Core U.S. segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.8% for the three months ended September 30, 2018 as compared to 27.7% in 2017.
Cost of Merchandise Sold. Cost of merchandise sold increased by $3.7 million, or 5.4%, to $74.3 million for the three months ended September 30, 2018, from $70.6 million in 2017, primarily attributable to an increase of $7.1 million in the Core U.S. segment, partially offset by a decrease of $3.3 million in the Acceptance Now segment. The gross margin percent of merchandise sales decreased to (10.7)% for the three months ended September 30, 2018, from (4.4)% in 2017.
Gross Profit. Gross profit decreased by $4.8 million, or 1.1%, to $407.7 million for the three months ended September 30, 2018, from $412.5 million in 2017, due primarily to a decrease of $10.5 million in the Acceptance Now segment, offset by an increase of $4.0 million in the Core U.S. segment, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 63.2% for the three months ended September 30, 2018, as compared to 64.1% in 2017.
Store Labor. Store labor decreased by $11.3 million, or 6.3%, to $168.3 million, for the three months ended September 30, 2018, as compared to $179.6 million in 2017, primarily attributable to decreases of $6.5 million and $4.9 million in the Acceptance Now and Core U.S. segments, respectively, primarily as a result of the closure of our Acceptance Now collection centers and a lower Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.4% for the three months ended September 30, 2018, as compared to 28.1% in 2017.
Other Store Expenses. Other store expenses decreased by $22.7 million, or 13.2%, to $149.3 million for the three months ended September 30, 2018, as compared to $172.0 million in 2017, primarily attributable to decreases of $13.0 million and $9.8 million in the Acceptance Now and Core U.S. segment, respectively, as a result of lower customer stolen merchandise losses for Acceptance Now and a lower Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 23.4% for the three months ended September 30, 2018, compared to 26.9% in 2017.
General and Administrative Expenses. General and administrative expenses decreased by $3.0 million, or 6.7%, to $40.8 million for the three months ended September 30, 2018, as compared to $43.8 million in 2017, primarily due to cost savings initiatives, partially offset by higher incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 6.3% for the three months ended September 30, 2018, compared to 6.8% in 2017.
Other Charges. Other charges decreased by $0.1 million, or 1.5%, to $6.7 million for the three months ended September 30, 2018, as compared to $6.8 million in 2017. Other charges for the three months ended September 30, 2018 and 2017 primarily related to incremental legal and advisory fees, Core U.S. store closures, cost savings initiatives, including reductions in overhead and supply chain, hurricane damages, and Acceptance Now closures in 2017.
Operating Profit (Loss). Operating results increased by $34.0 million, to a profit of $25.6 million for the three months ended September 30, 2018, as compared to a loss of $8.4 million in 2017, primarily due to increases of $19.4 million and $15.9 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance sections below. Operating results expressed as a percentage of total revenue was 4.0% for the three months ended September 30, 2018, compared to (1.3)% in 2017, primarily due to the increases in gross profit for the Core U.S. and decreases in store labor, other store expenses, and general and administrative expenses described above.
Income Tax. Income tax expense for the three months ended September 30, 2018 was $2.6 million, as compared to income tax benefit of $7.1 million in 2017. The effective tax rate was 16.6% for the three months ended September 30, 2018, compared to 36.1% in 2017. The change in effective tax rate was primarily due to the reduction of the U.S. federal statutory tax rate from 35% to 21% in 2018 as a result of the Tax Cut and Jobs Act (the "Tax Act").

RENT-A-CENTER, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2018, compared to Nine Months Ended September 30, 2017
Store Revenue. Total store revenue decreased by $72.6 million, or 3.5%, to $1,975.6 million for the nine months ended September 30, 2018, from $2,048.2 million for the nine months ended September 30, 2017. This was primarily due to decreases of approximately $72.7 million and $1.6 million in the Acceptance Now and Core U.S. segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,544 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the customer account transfers. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in those geographically impacted regions for 18 months. Same store revenues increased by $39.5 million, or 3.3%, to $1,229.6 million for the nine months ended September 30, 2018, as compared to $1,190.1 million in 2017. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2018, decreased by $8.6 million, or 1.8%, to $465.9 million as compared to $474.5 million in 2017. This decrease in cost of rentals and fees was primarily attributable to decreases of $7.5 million and $1.8 million in the Core U.S. and Acceptance Now segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.7% for the nine months ended September 30, 2018 as compared to 27.5% in 2017.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $20.4 million, or 8.0%, to $236.3 million for the nine months ended September 30, 2018, from $256.7 million in 2017, primarily attributable to decreases of $16.9 million and $3.6 million in the Acceptance Now and Core U.S. segments, respectively. The gross margin percent of merchandise sales decreased to 1.3% for the nine months ended September 30, 2018, from 3.5% in 2017.
Gross Profit. Gross profit decreased by $39.1 million, or 3.0%, to $1,268.6 million for the nine months ended September 30, 2018, from $1,307.7 million in 2017, due primarily to a decrease of $54.0 million in the Acceptance Now segment, partially offset by increases of $9.5 million and $4.4 million in the Core U.S. and Franchising segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue increased to 63.5% for the nine months ended September 30, 2018, as compared to 63.4% in 2017.
Store Labor. Store labor decreased by $37.7 million, or 6.8%, to $513.5 million, for the nine months ended September 30, 2018, as compared to $551.2 million in 2017, primarily attributable to decreases of $25.0 million and $13.1 million in the Acceptance Now and Core U.S. segments, respectively, primarily as a result of the closure of our Acceptance Now collection centers and a lower Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.0% for the nine months ended September 30, 2018, as compared to 26.9% in 2017.
Other Store Expenses. Other store expenses decreased by $54.4 million, or 9.9%, to $492.1 million for the nine months ended September 30, 2018, as compared to $546.5 million in 2017, primarily attributable to a decrease of $31.6 million and $23.8 million in the Acceptance Now and Core U.S. segments, respectively, as a result of lower customer stolen merchandise losses for Acceptance Now and lower Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 24.9% for the nine months ended September 30, 2018, compared to 26.7% in 2017.
General and Administrative Expenses. General and administrative expenses decreased by $3.1 million, or 2.4%, to $127.5 million for the nine months ended September 30, 2018, as compared to $130.6 million in 2017. General and administrative expenses expressed as a percentage of total revenue were 6.4% for the nine months ended September 30, 2018, compared to 6.3% in 2017.
Other Charges. Other charges increased by $9.1 million, or 28.8%, to $40.7 million for the nine months ended September 30, 2018, as compared to $31.6 million in 2017. Other charges for the nine months ended September 30, 2018 and 2017 primarily related to cost savings initiatives, including reductions in overhead and supply chain, incremental legal and advisory fees, Core U.S. store closures, hurricane damages, and reductions in our field support center and Acceptance Now closures in 2017.
Operating Profit. Operating profit increased by $50.7 million, to $42.5 million for the nine months ended September 30, 2018, as compared to operating loss of $8.2 million in 2017, primarily due to increases of 35.9 million and 21.3 million in the Core U.S. and Acceptance Now segment, respectively, as discussed further in the segment performance sections below. Operating profit expressed as a percentage of total revenue was 2.1% for the nine months ended September 30, 2018, compared to (0.4)% in 2017, primarily due to the increases in gross profit for the Core U.S. and decreases in store labor, other store expenses, and general and administrative expenses described above. Excluding other charges, operating profit was $83.2 million, or 4.2% of revenue for the nine months ended September 30, 2018, compared to $23.4 million, or 1.1% of revenue for the comparable period of 2017.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Income Tax. Income tax expense for the nine months ended September 30, 2018 was $3.8 million, as compared to an income tax benefit of $15.8 million in 2017. The effective tax rate was 35.6% for the nine months ended September 30, 2018, compared to 35.9% in 2017.
Segment Performance
Core U.S. segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$451,320	$442,763	$8,557	1.9%	$1,389,081	$1,390,687	$(1,606)	(0.1)%
Gross profit	313,771	309,779	3,992	1.3%	975,231	965,739	9,492	1.0%
Operating profit	43,221	23,859	19,362	81.2%	115,135	79,241	35,894	45.3%
Change in same store revenue				5.2%				2.9%
Stores in same store revenue calculation				1,665				1,897
Revenues. The increase in revenue for the three months ended September 30, 2018 was driven primarily by an increase in rentals and fees revenue of $7.6 million, as compared to 2017. This increase is primarily due to increases in same store sales. The decrease in revenue for the nine months ended September 30, 2018, compared to 2017, was primarily due to decreases in merchandise sales and installment sales of $4.8 million and $2.2 million, respectively, partially offset by an increase in rentals and fees revenue of $5.6 million. These decreases were primarily due to rationalization of our Core U.S. store base, partially offset by increases in same store sales.
Gross Profit. Gross profit increased for the three months ended September 30, 2018, as compared to 2017, primarily due to the increase in revenue described above, partially offset by an increase in cost of merchandise sold of $7.1 million. Gross profit increased for the nine months ended September 30, 2018 primarily due to the increase in rentals and fees revenue described above, in addition to a decrease in cost of rentals and fees of $7.5 million, as compared to 2017. Gross profit as a percentage of segment revenues increased to 70.2% for the nine months ended September 30, 2018, as compared to 69.4% for the respective period in 2017, primarily due to the intercompany book value adjustment for Acceptance Now returned product transferred to Core U.S. stores.
Operating Profit. Operating profit as a percentage of segment revenues was 9.6% and 8.3% for the three and nine months ended September 30, 2018, respectively, compared to 5.4% and 5.7% for the respective periods in 2017, primarily due to decreases in store labor and other store expenses of $14.7 million and $33.9 million, respectively, partially offset by higher merchandise losses. Declines in store labor and other store expenses were driven primarily by lower store count. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.5% and 3.2% for the three and nine months ended September 30, 2018, respectively, compared to 2.4% and 2.7% for the respective periods in 2017. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.6% for the three and nine months ended September 30, 2018, compared to 2.0% and 1.9% for the respective periods in 2017. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$173,438	$184,293	$(10,855)	(5.9)%	$549,435	$622,160	$(72,725)	(11.7)%
Gross profit	81,586	92,088	(10,502)	(11.4)%	256,441	310,451	(54,010)	(17.4)%
Operating profit	26,278	10,379	15,899	153.2%	70,865	49,595	21,270	42.9%
Change in same store revenue				6.7%				4.6%
Stores in same store revenue calculation				489				539

RENT-A-CENTER, INC. AND SUBSIDIARIES

Revenues. The decrease in revenue for the three and nine months ended September 30, 2018, was driven primarily by store closures for Conn's and hhgregg, in addition to impacts from the aftermath of the hurricanes in 2017, partially offset by increases in same store sales.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2018, compared to 2017, primarily due to the decrease in revenue described above. Gross profit as a percentage of segment revenues decreased to 47.0% and 46.7% for the three and nine months ended September 30, 2018, compared to 50.0% and 49.9% for the respective periods in 2017, primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and the new value proposition enhancements.
Operating Profit. Operating profit increased by 153.2% and 42.9% for the three and nine months ended September 30, 2018, respectively, as compared to 2017. The increase in operating profit for the three and nine months ended September 30, 2018 was primarily due to decreases in labor and other store expenses driven by the closure of our collection centers, decreased rental merchandise losses, and a decrease in charges incurred for store closures in 2017. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.3% for the three and nine months ended September 30, 2018, respectively, compared to 12.5% and 12.0% for the respective periods in 2017. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.9% and 0.8% for the three and nine months ended September 30, 2018, respectively, compared to 1.2% and 1.1% for the respective periods in 2017.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$12,784	$12,237	$547	4.5%	$37,122	$35,351	$1,771	5.0%
Gross profit	8,885	8,466	419	4.9%	25,756	24,668	1,088	4.4%
Operating profit	922	(242)	1,164	481.0%	2,306	(122)	2,428	1,990.2%
Change in same store revenue				12.8%				6.8%
Stores in same store revenue calculation				108				108
Revenues. Revenues for the three and nine months ended September 30, 2018 were negatively impacted by exchange rate fluctuations of approximately $0.8 million and $0.3 million, respectively, as compared to the same periods in 2017. On a constant currency basis, revenues for the three and nine months ended September 30, 2018 increased approximately $1.3 million and $2.1 million, respectively.
Gross Profit. Gross profit for the three and nine months ended September 30, 2018 was negatively impacted by approximately $0.6 million and $0.2 million, respectively, due to exchange rate fluctuations as compared to the same periods in 2017. On a constant currency basis, gross profit increased by approximately $1.0 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Gross profit as a percentage of segment revenues was 69.5% and 69.4% for the three and nine months ended September 30, 2018, respectively, compared to 69.2% and 69.8% for the respective periods in 2017.
Operating Profit. Operating profit for the three and nine months ended September 30, 2018 was minimally impacted by exchange rate fluctuations compared to 2017. Operating profit as a percentage of segment revenues increased to 7.2% and 6.2% for the three and nine months ended September 30, 2018, respectively, from (2.0)% and (0.3)% for the respective period in 2017, driven primarily by lower rental merchandise losses.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$7,400	$4,672	$2,728	58.4%	$23,077	$15,388	$7,689	50.0%
Gross profit	3,498	2,132	1,366	64.1%	11,176	6,803	4,373	64.3%
Operating profit	522	1,032	(510)	(49.4)%	3,687	3,565	122	3.4%

RENT-A-CENTER, INC. AND SUBSIDIARIES

Revenues. Revenues increased for the three and nine months ended September 30, 2018 compared to the respective periods in 2017, primarily due to a change in accounting for franchise advertising fees as a result of the adoption of ASC 606 and an increase in merchandise sales driven by higher store count. During the three and nine months ended September 30, 2018 franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement of operations, rather than net of operating expenses in the consolidated statement of operations, as they are presented in the three and nine months ended September 30, 2017.
Gross Profit. Gross profit as a percentage of segment revenues increased to 47.3% and 48.4% for the three and nine months ended September 30, 2018, respectively, from 45.6% and 44.2% for the respective periods in 2017, primarily due to the change in accounting for franchise advertising fees described above.
Operating Profit. Operating profit as a percentage of segment revenues decreased for the three and nine months ended September 30, 2018 to 7.1% and 16.0%, respectively, compared to 22.1% and 23.2% for the respective periods in 2017.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2018, we generated $183.9 million in operating cash flow. We paid down debt by $139.3 million from cash generated from operations, used cash in the amount of $22.5 million for capital expenditures, and also had proceeds from the sale of property assets of $16.5 million, ending the six-month period with $111.0 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $48.5 million to $183.9 million for the nine months ended September 30, 2018, from $135.4 million in 2017. This was primarily attributable to the improvement in net earnings during the nine months ended September 30, 2018 compared to the same period in 2017, and receipt of our 2017 tax refund of approximately $10.6 million.
Cash used in investing activities decreased approximately $43.7 million to $8.1 million for the nine months ended September 30, 2018, from $51.8 million in 2017, due primarily to a decrease in capital expenditures and an increase in proceeds from the sale of property assets.
Cash used in financing activities was $138.5 million for the nine months ended September 30, 2018, compared to $104.6 million in 2017, an increase of $33.9 million, primarily driven by our net reduction in debt of $139.3 million for the nine months ended September 30, 2018, as compared to a net decrease in debt of $86.6 million for the comparable period in 2017, offset by dividend and debt issuance payments of $12.8 million and 5.3 million during the nine months ended September 30, 2017.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. Should we require additional funding sources, we maintain revolving credit facilities, including a $12.5 million line of credit at INTRUST Bank, N.A. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. Our Revolving Facility is scheduled to mature in March 2019. In the event the Vintage Merger is not completed prior to the maturation of the Revolving Facility, we will need to refinance our Revolving Facility.
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement for the remainder of its term, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At October 30, 2018, we had $110.1 million in cash on hand, and $247.3 million available under our Revolving Facility at September 30, 2018. We expect to redeem the 6.625% and 4.75% senior notes in connection with the closing of the Vintage Merger.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The PATH act and the Tax Act resulted in an estimated benefit of $184 million

RENT-A-CENTER, INC. AND SUBSIDIARIES

for us in 2017. We estimate the remaining tax deferral associated with these acts is approximately $140 million at September 30, 2018, of which approximately 77%, or $108 million, will reverse in 2018, and the majority of the remainder will reverse between 2019 and 2020.
Tax Act. We expect that the Tax Act will generate cash tax savings to the Company of approximately $200 million over the next 3 years, mainly due to the decrease in the tax rate and the initial acceleration of depreciation. This deferral of tax due to acceleration of depreciation will cause additional cash taxes in the future as the deferral reverses.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Customer stolen merchandise	$32,613	$36,950	$97,223	$120,245
Other merchandise losses (1)	8,404	10,899	26,258	32,380
Total merchandise losses	$41,017	$47,849	$123,481	$152,625

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $22.5 million and $53.5 million on capital expenditures during the nine months ended September 30, 2018 and 2017, respectively. The decrease in capital expenditures for the nine months ended September 30, 2018, compared to the respective period in 2017, is primarily due to certain cash payments in the prior year, related to information technology investments, in addition to our current strategic initiatives to reduce capital spending within certain areas of the business.
Acquisitions and New Location Openings. During the first nine months of 2018, we acquired seven new locations and customer accounts for an aggregate purchase price of approximately $2.0 million in seven transactions.
The table below summarizes the location activity for the nine-month period ended September 30, 2018.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,381	1,106	125	131	225	3,968
New location openings	—	99	7	—	4	110
Acquired locations remaining open	1	—	—	—	32	33
Conversions	—	(3)	3	—	—	—
Closed locations
Merged with existing locations	(129)	(95)	(16)	(8)	—	(248)
Sold or closed with no surviving location	(48)	—	—	(1)	(16)	(65)
Locations at end of period	2,205	1,107	119	122	245	3,798
Acquired locations closed and accounts merged with existing locations	6	—	—	—	—	6
Total approximate purchase price of acquired stores (in millions)	$2.0	$—	$—	$—	$—	$2.0
Senior Debt. As discussed in Note 4 to the condensed consolidated financial statements, the Credit Agreement includes a five-year $350.0 million Revolving Facility, which is scheduled to mature in March 2019. We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $92 million had been so utilized as of October 30, 2018.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2018:

	Payments Due by Period
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
6.625% Senior Notes(1)	341,225	9,697	331,528	—	—
4.75% Senior Notes(2)	285,625	5,937	23,750	255,938	—
Operating Leases	428,856	38,669	254,791	120,537	14,859
Total(3)	$1,055,706	$54,303	$610,069	$376,475	$14,859

(1)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(2)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(3)
As of September 30, 2018, we have recorded $36.9 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. In January 2018, the FASB issued ASU 2018-01, Lease (Topic 841): Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to add two practical expedients. The changes allow companies to elect a simplified transition approach, and provides lessors with an option related to how lease and other related revenues are presented and disclosed. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Target Improvements, which makes certain technical corrections and amends Topic 842. These amendments allow entities to report comparative periods under ASC 840 and includes an optional practical expedient for lessors that eliminates the requirement to separate certain lease and non-lease components. The adoption of these ASU's will be required for us beginning January 1, 2019, with early adoption permitted.
The company's rent-to-own agreements will fall within the scope of ASU 2016-02, however, we do not expect adoption of the new standard to significantly affect the timing of revenue recognition for our rental contracts. As a lessee, the new standard will also affect a substantial portion of our real estate, vehicle, and other equipment lease contracts. Upon adoption we will recognize a right-to-use asset and lease liability for the majority of these operating lease contracts within the consolidated balance sheet. We are still in the process of quantifying the expected impact to the consolidated balance sheet upon adoption, however, we do not expect significant impacts to our consolidated statement of operations or statement of cash flows. We are also still in the process of evaluating available adoption practical expedients, but we do intend to elect ASU 2018-10 to report comparative periods under ASC 840. We do not expect to early adopt these standards.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118") (SEC Update), which amends paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The Tax Act, enacted on December 22, 2017 significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property. The adoption of ASU 2018-05 will be required for us beginning January 1, 2019, with early adoption permitted. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We recognized an income tax benefit of $76.5 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. Our provisional estimate of the one-time transition tax resulted in $0.7 million additional tax expense. We also recorded a federal provisional benefit of $9.7 million based on our intent to fully expense all qualifying expenditures. As of September 30, 2018, we have not completed the analysis for all of the tax effects of the Tax Act and have not recorded any additional adjustments to the amounts recorded at year end of 2017. Our provisional estimates on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the nine months ended September 30, 2018. We will continue to make and refine our calculations as additional analysis is completed.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. The adoption of ASU 2018-13 will be required for us beginning January 1, 2020, with early adoption permitted. We are currently in the process of determining our adoption date and what impact the adoption of this ASU will have on our financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which requires implementation costs incurred by customers in cloud computing arrangements (CCAs) to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing agreement under the internal-use software guidance in ASC 350-40. The adoption of ASU 2018-15 will be required for us beginning January 1, 2020, with early adoption permitted. We are currently in the process of determining our adoption date and what impact the adoption of this ASU will have on our financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2018, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. The fair value of the 6.625% senior notes, based on the closing price at September 30, 2018, was $291.3 million. The fair value of the 4.75% senior notes, based on the closing price at September 30, 2018, was $253.0 million.
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
Interest Rate Risk
Interest rates on borrowings under our Credit Agreement are variable, indexed to prime or Eurodollar rates that expose us to the risk of increased interest costs if interest rates rise. As of September 30, 2018, we did not have any outstanding borrowings under our Revolving Facility and no outstanding Term Loans.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of September 30, 2018, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015 through October 10, 2016, and seeks damages in unspecified amounts and costs, fees, and expenses. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 19, 2017, the magistrate judge entered a recommendation to deny our motion to dismiss the complaint to the district judge who will decide the issue. We filed our objections to the magistrate's recommendation on November 2, 2017. On December 14, 2017, the district judge issued an order adopting the magistrate's report and denying our motion to dismiss the complaint. The parties have subsequently agreed to settle this matter for $11 million pursuant to a Settlement Term Sheet dated October 8, 2018. The settlement is in the documentation process and is subject to approval by the court. The settlement will be fully funded by insurance.
Kevin Paul, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Sheila Coleman, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Michael Downing, derivatively and on behalf of Rent-A-Center, Inc. v. Mark E. Speese et. al. On March 15 and 16, 2017, substantially similar shareholder derivative suits were filed against certain current and former officers and directors and, nominally, against us, in state court in Dallas County, Texas. Another substantially similar shareholder derivative suit was filed against certain current and former officers and directors and, nominally, against us, in state court in Collin County, Texas on May 8, 2017. All three of the cases have been consolidated in state court in Dallas County, Texas. The lawsuits allege that the defendants breached their fiduciary duties owed to Rent-A-Center and otherwise mismanaged the affairs of the company as it concerns public statements made related to our point-of-sale system, operational results of our Acceptance Now segment, and our revenues and profitability. The petitions in these suits claim damages in unspecified amounts; seek an order directing the Company to make various changes to corporate governance and internal procedures, including putting forth a shareholder vote on various governance matters; restitution from the individual defendants; and cost, fees and expenses. The closing of the proposed merger between Rent-A-Center and Vintage Capital will result in the stockholders losing standing to pursue these claims. Accordingly, the plaintiffs voluntarily withdrew these complaints in August 2018.
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
The closing of the proposed merger between Rent-A-Center and Vintage Capital will result in the stockholders losing standing to pursue these claims. Accordingly, the plaintiffs voluntarily withdrew these complaints in August 2018.

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
Litigation Relating to the Vintage Merger. Four putative class action complaints have been filed in connection with the pending Vintage Merger. On August 2, 2018, plaintiff Shiva Stein filed a lawsuit captioned Stein v. Rent-A-Center, Inc., et al., No. 1:18-cv-01152-RGA, against Rent-A-Center and members of the Rent-A-Center Board in the United States District Court for the District of Delaware. On August 3, 2018, plaintiff Ken Herz filed a lawsuit captioned Herz v. Rent-A-Center, Inc., et al., No. 1:18-cv-01162-RGA, against Rent-A-Center and members of the Rent-A-Center Board in the United States District Court for the District of Delaware. On August 8, 2018, plaintiff Charles Robitaille filed a lawsuit captioned Robitaille v. Rent-A-Center, Inc., et al., No. 1:18-cv-01204-RGA, against Rent-A-Center and members of the Rent-A-Center Board in the United States District Court for the District of Delaware. On August 23, 2018, plaintiff Michael Downing filed a lawsuit captioned Downing v. Rent-A-Center, Inc., et al., No. 1:18-cv-01299-LPS, against Rent-A-Center and members of the Rent-A-Center Board in the United States District Court for the District of Delaware (collectively, the “Merger Litigation”). All four lawsuits allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 14a-9, for alleged material misstatements or omissions in connection with the pending Vintage Merger transaction. All four complaints include demands for, among other things, an order enjoining defendants from closing the pending Vintage Merger absent certain disclosures of information identified in the complaints.
Rent-A-Center believes that the claims asserted in the Merger Litigation are without merit and that no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Merger Litigation delaying or adversely affecting the pending Vintage Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Rent-A-Center voluntarily supplemented the definitive proxy statement it filed with the SEC on August 15, 2018 in connection with pending Vintage Merger in a Current Report on Form 8-K filed by Rent-A-Center with the SEC on September 11, 2018. The plaintiffs in the Merger Litigation have each subsequently filed a Notice of Voluntary Dismissal dismissing the pending lawsuits without prejudice.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2017.
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
Date: November 6, 2018