Form 10-K
period 2018-12-31
RENT A CENTER INC DE
filed 2019-03-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 41,270,651 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2018	$607,503,983
Number of shares of Common Stock outstanding as of the close of business on February 19, 2019:	53,978,616
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

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

•
the outcome of the litigation initiated by Vintage Capital Management, LLC (“Vintage Capital”) and B. Riley Financial, Inc. (“B. Riley”) challenging the validity of the termination of the Agreement and Plan of Merger (the “Merger Agreement”) and our right, or the ability, to collect on the $126.5 million reverse breakup fee;

•	risks relating to operations of the business and our financial results arising out of the termination of the Merger Agreement;

•
the effect of the termination of the Merger Agreement on our relationships with third parties, including our employees, franchisees, customers, suppliers, business partners and vendors, which may make it more difficult to maintain business and operations relationships, and negatively impact the operating results of our business segments and our business generally;

•	the risk of material price volatility with respect to trading in our common stock during litigation related to the termination of the Merger Agreement;

•	our ability to continue to effectively operate and execute our strategic initiatives as a stand-alone enterprise following the termination of the Merger Agreement;

•	capital market conditions, including availability of funding sources for us;

•	changes in our credit ratings;

•	difficulties encountered in improving the financial and operational performance of our business segments, including our ability to execute our franchise strategy;

•	our ability to recapitalize our debt, including our revolving credit facility expiring December 31, 2019, and senior notes maturing in November 2020 and May 2021 on favorable terms, if at all;

•	risks associated with pricing changes and strategies being deployed in our businesses;

•	our ability to continue to realize benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our ability to continue to effectively operate and execute our strategic initiatives;

•	failure to manage our store labor and other store expenses;

•	disruptions caused by the operation of our store information management system;

•	our transition to more-readily scalable "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network, and the impact, effects and results of the changes we have made and are making to our distribution methods;

•	rapid inflation or deflation in the prices of our products;

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
Brand name merchandise. We offer well-known brands such as LG, Samsung, and Sony home electronics; Frigidaire, Whirlpool, Amana, and Maytag appliances; HP, Dell, Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; Samsung and Apple smartphones; and Ashley home furnishings.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash, credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 78% and 92% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Generally, payments are made on a monthly basis in our Acceptance Now segment.
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
Product maintenance & replacement. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. The cost to repair the merchandise may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.
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
Our Strategy
Our strategy focuses on multiple work streams including optimizing our cost structure, enhancing our value proposition, and executing our refranchising program.

•
Optimizing our cost structure by continuing to capitalize on recent initiatives targeting overhead, supply chain, and other store expenses; in addition to identifying future opportunities to efficiently manage cost within the business.

•	Enhance our value proposition through targeted pricing strategies across product categories aimed at improving traffic trends.

•	Executing our refranchising program allowing us to optimize our physical footprint and improve our capital position.
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
Core U.S.
Our Core U.S. segment is our largest operating segment, comprising approximately 70% of our consolidated net revenues for the year ended December 31, 2018. Approximately 80% of our business in this segment is from repeat customers.
At December 31, 2018, we operated 2,158 company-owned stores in the United States and Puerto Rico, including 44 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Acceptance Now
Through our Acceptance Now segment, we generally provide an on-site rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store Acceptance Now representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the rental purchase transaction, applicants who meet certain basic criteria are generally approved. We believe our Acceptance Now program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the merchandise directly from them and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our Acceptance Now program because they are able to obtain the products they want and need without the necessity of credit. The gross margins in this segment are lower than the gross margins in our Core U.S. segment because we pay retail for the product by the retailer's customer. Through certain retail partners, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90-day option.
Generally, our Acceptance Now kiosk locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, capital expenditures with respect to a new Acceptance Now location are minimal, and any exit costs associated with the closure of an Acceptance Now location would also be immaterial on an individual basis. Our operating model is highly agile and dynamic because we can open and close kiosk locations quickly and efficiently.
We rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge. Merchandise returned from an Acceptance Now kiosk location is subsequently offered for rent at one of our Core U.S. rent-to-own stores.
As of December 31, 2018, we operated 1,106 staffed kiosk locations inside furniture and electronics retailers located in 41 states and Puerto Rico, and 96 virtual (direct) locations.

Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. At December 31, 2018, we operated 122 stores in this segment.
We are subject to the risks of doing business internationally as described under “Risk Factors.”
Franchising
The stores in our Franchising segment use Rent-A-Center's, ColorTyme's or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction.
At December 31, 2018, this segment franchised 281 stores in 32 states operating under the Rent-A-Center (213 stores), ColorTyme (32 stores) and RimTyme (36 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2018	2017	2016
Core U.S.	2,158	2,381	2,463
Acceptance Now Staffed	1,106	1,106	1,431
Acceptance Now Direct	96	125	478
Mexico	122	131	130
Franchising	281	225	229
Total locations	3,763	3,968	4,731
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
Product Selection
Our Core U.S., Mexico, and franchise stores generally offer merchandise from five basic product categories: consumer electronics, appliances, computers (including tablets), smartphones, and furniture (including accessories). Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from name-brand manufacturers. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at a similar weekly, semi-monthly, or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
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
For the year ended December 31, 2018, furniture and accessories accounted for approximately 43% of our consolidated rentals and fees revenue, consumer electronic products for 18%, appliances for 15%, computers for 6%, smartphones for 3% and other products and services for 15%.
Product Turnover
On average, in the Core U.S. segment, a rental term of 14 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to three customers before a customer acquires ownership. Merchandise returned in the Acceptance Now segment is moved to a Core U.S. store where it is offered for rent. Ownership is attained in approximately 35% of first-time rental purchase agreements in the Core U.S. segment. The average total life for each product in our Core U.S. segment is approximately 17 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by product turnover and the key features of rental purchase transactions, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
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
Purchasing
In our Core U.S. and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2018, approximately 21% of our merchandise purchases were attributable to Ashley Furniture Industries. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our Acceptance Now segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.
With respect to our Franchising segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that Franchising has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by Franchising policy manuals. Franchising negotiates purchase arrangements with various suppliers it has approved. Franchisees can purchase product through us or directly from those suppliers.

Management
Our executive management team has extensive rent-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. In addition, our regional and district managers generally have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and company experience will allow us to effectively execute our strategies.
Marketing
We promote our products and services through television and radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without credit, long-term contracts or obligations, delivery and set-up at no additional cost, product repair and loaner services at no extra cost, lifetime reinstatement and multiple options to acquire ownership, including 180-day option pricing, an early purchase option or through a fixed number of payments. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rental purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the rental purchase transaction, we will continue to educate our customers and potential customers about the rent-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
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
Industry & Competition
According to a report published by the Association of Progressive Rental Organizations in 2016, the $8.5 billion rent-to-own industry in the United States, Mexico and Canada consists of approximately 9,200 stores, serves approximately 4.8 million customers and approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. We believe the number of consumers lacking access to credit is increasing. According to data released by the Fair Isaac Corporation on September 24, 2018, consumers in the “subprime” category (those with credit scores below 650) made up approximately 29% of the United States population.
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
Employees
As of February 19, 2019, we had approximately 14,000 employees.
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
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 96 rent-to-own stores, and 44 and 4 Acceptance Now Staffed and Acceptance Now Direct locations, respectively, in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 27 Get It Now stores in Wisconsin and 43 Rent-A-Center stores in New Jersey.
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
Mexico
No comprehensive legislation regulating the rent-to-own transaction has been enacted in Mexico. We use substantially the same rental purchase transaction in Mexico as in the U.S. stores, but with such additional provisions as we believe may be necessary to comply with Mexico’s specific laws and customs.

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
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. In 2018, we executed multiple initiatives targeting cost savings opportunities, a more competitive value proposition within our Core U.S. and Acceptance Now operating segments, and refranchising select brick and mortar locations, to improve profitability and enhance long-term value for our stockholders.
There is no assurance that we will be able to continue to implement and execute our strategic initiatives in accordance with our expectations. Our inability to lower costs or failure to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.
The successful execution of our franchise strategy is important to our future growth and profitability.
We intend to pursue opportunities for growth through new and existing franchise partners, acquisitions and divestitures. These strategic transactions involve various inherent risks, including, without limitation:

•	inaccurate assessment of the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of such strategic transactions;

•	our ability to preserve, enhance and leverage the value of our brand;

•	diversion of management’s attention and focus away from existing operations towards execution of strategic transactions;

•	inability to achieve projected economic and operating benefits from our strategic transactions;

•	challenges in successfully completing franchise transactions and integrating new franchisees into our franchise system; and

•	unanticipated changes in business and economic conditions affecting our strategic transactions.
We are highly dependent on the financial performance of our Core U.S. operating segment.
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 70% of our consolidated net revenues for the year ended December 31, 2018. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
The uncertainty regarding the Company’s future arising out of a series of executive departures and the resulting management transitions, and the volatility in our historical financial results may adversely impact our ability to attract and retain key employees.
Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the changes in our executive management team over the past several years, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert attention away from other key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, may be disruptive to our daily operations or affect public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.
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

We may not be able to recapitalize our debt, including our senior credit facility expiring on December 31, 2019, and senior notes maturing in November 2020 and May 2021 on favorable terms, if at all. Our inability to recapitalize our debt would materially and adversely affect our liquidity and our ongoing results of operations in the future.
Our senior credit facility matures in December 2019, and our senior notes mature in November 2020 and May 2021. We intend to recapitalize our debt structure in 2019. Our ability to effect a recapitalization will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A recapitalization of our debt could also require us to comply with more onerous covenants and further restrict our business operations. Failure to refinance or recapitalize our debt, or satisfy the conditions and requirements of that debt, would likely result in an event of default and potentially the loss of some or all of the assets securing our obligations under the senior credit facility. In addition, our inability to refinance or recapitalize our debt or to obtain alternative financing from other sources, or our inability to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us more vulnerable to adverse industry and general economic conditions.
A future lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our indebtedness currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant. Our indebtedness was upgraded by Standard & Poor’s in January 2019 and Moody's improved our outlook. Any downgrade by any ratings agency may increase the interest rate on our future indebtedness, limit our access to vendor financing on favorable terms or otherwise result in higher borrowing costs, and likely would make it more difficult or more expensive for us to obtain additional debt financing or recapitalize our existing debt structure.
Our arrangements with our suppliers and vendors may be impacted by our financial results or financial position.
Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our key suppliers and vendors could respond to any actual or apparent decrease in, or any concern with, our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. Our arrangements with our suppliers and vendors may also be impacted by media reports regarding our financial position or other factors relating to our business. Our need for additional liquidity could significantly increase and our supply of inventory could be materially disrupted if a significant portion of our key suppliers and vendors took one or more of the actions described above, which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income in the Core U.S. segment. The competitive environment in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer stolen merchandise, other store expenses or indirect spending could materially adversely affect our profitability.
Our Acceptance Now segment depends on the success of our third-party retail partners and our continued relationship with them.
Our Acceptance Now segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our Acceptance Now segment to lose customers, substantially decreasing the revenues and earnings of our Acceptance Now segment. This could adversely affect our financial results. In 2018, approximately 67% of the total revenue of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by four retail partners. We may be unable to continue growing the Acceptance Now segment if we are unable to find additional third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.
The success of our business is dependent on factors affecting consumer spending that are not under our control.
Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics, inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue and negatively impacting the business and its financial results.
If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.
With the continued expansion of Internet use, as well as mobile computing devices and smartphones, competition from the e-commerce sector continues to grow. We have launched virtual capabilities within our Acceptance Now and Core U.S. segments. There can be no assurance we will be able to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross and operating margins, and may materially adversely affect our business and results of operations in other ways.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
Any disruption in our supply chain could result in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Any such disruption within our supply chain network could also result in decreased net sales, increased costs and reduced profits.
Our senior secured asset-based revolving credit facility limits our borrowing capacity to the value of certain of our assets. In addition, our senior secured asset-based revolving credit facility is secured by substantially all of our assets, and lenders may exercise remedies against the collateral in the event of our default.
We are party to a $200 million senior secured asset-based revolving credit facility. Our borrowing capacity under our revolving credit facility varies according to our eligible rental contracts, eligible installment sales accounts, and inventory net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity. Our revolving credit facility contains customary affirmative and negative covenants and certain restrictions on operations become applicable if our available credit falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our obligations under the revolving credit facility are secured by liens with respect to inventory, accounts receivable, deposit accounts and certain related collateral. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under our revolving credit facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral, which generally consists of substantially all of our tangible and intangible assets, including intellectual property and the capital stock of our U.S. subsidiaries. If we are unable to borrow under our revolving credit facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Vintage Capital and B. Riley’s lawsuit against us in connection with our termination of the Merger Agreement, has caused, and may continue to cause, us to incur significant costs, may present material distractions and, if decided adversely to us, could negatively impact our financial position.
As described in Item 3 - Legal Proceedings of this Annual Report on Form 10-K, on December 18, 2018, we terminated the Merger Agreement with Vintage Capital. On December 21, 2018, Vintage Capital filed a lawsuit in the Delaware Court of Chancery against Rent-A-Center, asserting that the Merger Agreement remained in effect, and that Vintage Capital did not owe Rent-A-Center the $126.5 million reverse breakup fee associated with our termination of the Merger Agreement. On February 11th and 12th of this year, a trial was held in the Delaware Court of Chancery in connection with the lawsuit brought by Vintage Capital (and joined by B. Riley) against Rent-A-Center. An adverse decision by the Delaware Court of Chancery could result in the possible reinstatement of the Merger Agreement, monetary exposure for litigation costs of opposing parties, denial of the right to recovery of the reverse breakup fee and other possible monetary or equitable exposure to the opposing parties. These risks, coupled with the ongoing costs of litigation and potential management distractions associated therewith, could adversely affect our business, business relationships, financial condition, results of operations, cash flows and market price.
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
We invest in new information management technology and systems and implement modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We take actions and implement procedures designed to ensure the successful implementation of these investments, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. A disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially adversely impact our business, financial condition and results of operations.
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
A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or a majority of Rent-A-Center’s Board of Directors are not continuing directors (all of the current members of our Board of Directors are continuing directors under the senior credit facility). As of December 31, 2018, we had no outstanding balance under our senior credit facilities.
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
Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indentures governing our senior unsecured notes each contain various change in control provisions which, in the event of a change in control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change in control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.
Rent-A-Center is a holding company and is dependent on the operations and funds of its subsidiaries.
Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the senior credit facilities. The ability of Rent-A-Center’s subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-Center’s subsidiaries be unable to pay dividends or make distributions, Rent-A-Center's ability to meet its ongoing obligations could be materially and adversely impacted.

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales or when and how many locations we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	uncertainties associated with the termination of the Merger Agreement and the litigation relating to its termination; and

•	the stock price performance of comparable companies.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease space for all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes average approximately 4,800 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our Acceptance Now kiosks occupy space without charge in the retailer's location with no lease commitment.
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
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in the Federal District Court for the Eastern District of Texas in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 8, 2018, the parties agreed to settle this matter for $11 million. The court granted preliminary approval of the settlement on December 13, 2018. Under the terms of the settlement our insurance carrier paid an aggregate of $11 million in cash, subsequent to December 31, 2018, which will be distributed to an agreed upon class of claimants who purchased our common stock from July 27, 2015 through October 10, 2016, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. A hearing to finally approve the settlement is scheduled for May 3, 2019.
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
Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Vintage Capital Management, LLC, and B. Riley Financial, Inc. v. Rent-A-Center, Inc. On December 18, 2018, after the Company did not receive an extension notice from Vintage Rodeo Parent, LLC (“Vintage”) that was required by December 17, 2018 to extend the Merger Agreement’s stated End Date, we terminated the Merger Agreement.  Our Board of Directors determined that terminating the Merger Agreement was in the best interests of our stockholders, and instructed Rent-A-Center’s management to exercise the Company’s right to terminate the Merger Agreement and make a demand on Vintage for the $126.5 million reverse breakup fee owed to us following the termination of the Merger Agreement. On December 21, 2018, Vintage and its affiliates filed a lawsuit in Delaware Court of Chancery against Rent-A-Center, asserting that the Merger Agreement remained in effect, and that Vintage did not owe Rent-A-Center the $126.5 million reverse breakup fee associated with our termination of the Merger Agreement. B. Riley, a guarantor of the payment of the reverse breakup fee, later joined the lawsuit brought by Vintage in Delaware Court of Chancery. In addition, we brought a counterclaim against Vintage and B. Riley asserting our right to payment of the reverse breakup fee.
On February 11th and 12th of this year, a trial was held in Delaware Court of Chancery in the lawsuit arising from Rent-A-Center's termination of the Merger Agreement. While it is difficult to predict the outcome of litigation, we believe Rent-A-Center had a clear right to terminate the Merger Agreement under the express and unambiguous language of that agreement and that it is entitled to the $126.5 million reverse breakup fee. Oral argument on the parties' post-trial briefs is scheduled for Monday, March 11th.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering.
As of February 19, 2019, there were approximately 26 record holders of our common stock.
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
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2018, we had purchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. Common stock repurchases are subject to certain restrictions in our debt agreements. Please see Note I and Note J to the consolidated financial statements for further discussion of such restrictions. No shares were repurchased during 2018 and 2017.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2013, and dividends, if any, were reinvested for all years ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2018, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
(In thousands, except per share data)	2018		2017		2016		2015(8)		2014
Consolidated Statements of Operations
Revenues
Store
Rentals and fees	$2,244,860		$2,267,741		$2,500,053		$2,781,315		$2,745,828	(13)
Merchandise sales	304,455		331,402		351,198		377,240		290,048
Installment sales	69,572		71,651		74,509		76,238		75,889
Other	9,000		9,620		12,706		19,158		19,949
Franchise
Merchandise sales	19,087		13,157		16,358		15,577		19,236
Royalty income and fees	13,491		8,969		8,428		8,892		6,846
Total revenues	2,660,465		2,702,540		2,963,252		3,278,420		3,157,796
Cost of revenues
Store
Cost of rentals and fees	621,860		625,358		664,845		728,706		704,595
Cost of merchandise sold	308,912		322,628		323,727		356,696		231,520
Cost of installment sales	23,326		23,622		24,285		25,677		26,084
Other charges and (credits)	—		—		—		34,698	(9)	(6,836)	(14)
Franchise cost of merchandise sold	18,199		12,390		15,346		14,534		18,070
Total cost of revenues	972,297		983,998		1,028,203		1,160,311		973,433
Gross profit	1,688,168		1,718,542		1,935,049		2,118,109		2,184,363
Operating expenses
Store expenses
Labor	683,422		732,466		789,049		854,610		888,929
Other store expenses	656,894		744,187		791,614		833,914		842,254
General and administrative expenses	163,445		171,090		168,907		166,102		162,316
Depreciation, amortization and write-down of intangibles	68,946		74,639		80,456		80,720		83,168
Goodwill impairment charge	—		—		151,320	(6)	1,170,000	(10)	—
Other charges	59,324	(1)	59,219	(3)	20,299	(7)	20,651	(11)	14,234	(15)
Total operating expenses	1,632,031		1,781,601		2,001,645		3,125,997		1,990,901
Operating profit (loss)	56,137		(63,059)		(66,596)		(1,007,888)		193,462
Write-off of debt issuance costs	475	(2)	1,936	(4)	—		—		4,213	(16)
Interest expense, net	41,821		45,205		46,678		48,692		46,896
Earnings (loss) before income taxes	13,841		(110,200)		(113,274)		(1,056,580)		142,353
Income tax expense (benefit)	5,349		(116,853)	(5)	(8,079)		(103,060)	(12)	45,931
Net earnings (loss)	$8,492		$6,653		$(105,195)		$(953,520)		$96,422
Basic earnings (loss) per common share	$0.16		$0.12		$(1.98)		$(17.97)		$1.82
Diluted earnings (loss) per common share	$0.16		$0.12		$(1.98)		$(17.97)		$1.81
Cash dividends declared per common share	$—		$0.16		$0.32		$0.96		$0.93

Item 6. Selected Financial Data — Continued.

	December 31,
(Dollar amounts in thousands)	2018	2017	2016	2015(8)	2014
Consolidated Balance Sheet Data
Rental merchandise, net	$807,470	$868,991	$1,001,954	$1,136,472	$1,237,856
Intangible assets, net	57,344	57,496	60,560	213,899	1,377,992
Total assets	1,396,917	1,420,781	1,602,741	1,974,468	3,271,197
Total debt	540,042	672,887	724,230	955,833	1,042,813
Total liabilities	1,110,400	1,148,338	1,337,808	1,590,878	1,881,802
Total stockholders' equity	286,517	272,443	264,933	383,590	1,389,395

Operating Data (Unaudited)
Core U.S. and Mexico stores open at end of period	2,280	2,512	2,593	2,815	3,001
Acceptance Now Staffed locations open at end of period	1,106	1,106	1,431	1,444	1,406
Acceptance Now Direct locations open at end of period	96	125	478	532	—
Same store revenue growth (decrease) (12)	4.7%	(5.4)%	(6.2)%	5.7%	1.2%
Franchise stores open at end of period	281	225	229	227	187

(1)
Includes $30.4 million related to cost savings initiatives, $16.4 million in incremental legal and advisory fees, $11.6 million related to store closure costs, $1.2 million in capitalized software write-downs, and $(0.3) million related to the 2018 and 2017 hurricane impacts.

(2)	Includes the effects of a $0.5 million financing expense related to the write-off of unamortized financing costs.

(3)
Includes $24.0 million related to the closure of Acceptance Now locations, $18.2 million for capitalized software write-downs, $6.5 million for incremental legal and advisory fees, $5.4 million for 2017 hurricane impacts, $3.4 million for reductions at the field support center, $1.1 million for previous store closure plans, and $0.6 million in legal settlements.

(4)	Includes the effects of a $1.9 million financing expense related to the write-off of unamortized financing costs.

(5)	Includes a $77.5 million gain resulting from the Tax Cuts and Jobs Act.

(6)	Includes a $151.3 million goodwill impairment charge in the Core U.S. segment.

(7)	Includes $22.5 million primarily related to the closure of Core U.S. stores, Acceptance Now locations, and Mexico stores, partially offset by a $2.2 million legal settlement.

(8)	Includes revisions for immaterial correction of deferred tax error associated with our goodwill impairment reported in the fourth quarter of 2015.

(9)	Includes a $34.7 million write-down of smartphones.

(10)	Includes a $1,170.0 million goodwill impairment charge in the Core U.S. segment.

(11)
Includes a $7.5 million loss on the sale of Core U.S. and Canada stores, a $7.2 million charge related to the closure of Core U.S. and Mexico stores, $2.8 million of charges for start-up and warehouse closure expenses related to our sourcing and distribution initiative, a $2.0 million corporate reduction charge and $1.1 million of losses for other store sales and closures.

(12)	Includes $6.0 million of discrete adjustments to income tax reserves.

(13)	Includes a $0.6 million reduction of revenue due to consumer refunds as a result of an operating system programming error.

(14)	Includes a $6.8 million credit due to the settlement of a lawsuit against the manufacturers of LCD screen displays.

(15)
Includes store closure charges of $5.1 million, asset impairment charges of $4.6 million, corporate reduction charges of $2.8 million, and a $1.8 million loss on the sale of stores in the Core U.S. segment.

(16)	Includes the effects of a $4.2 million financing expense related to the payment of debt origination costs and the write-off of unamortized financing costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Merger Termination. On December 18, 2018, we terminated the Merger Agreement with Vintage Capital. On December 21, 2018, Vintage Capital and its affiliates filed a lawsuit in the Delaware Court of Chancery against Rent-A-Center, asserting that the Merger Agreement remained in effect, and that Vintage Capital did not owe Rent-A-Center the $126.5 million reverse breakup fee associated with our termination of the Merger Agreement. On February 11th and 12th of this year, a trial was held in the Delaware Court of Chancery in connection with the lawsuit brought by Vintage Capital (and joined by B Riley) against Rent-A-Center. The Delaware Court of Chancery has not yet rendered its verdict in this case. Oral argument on the parties' post-trial briefs is schedule for Monday, March 11th.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
During the twelve months ended December 31, 2018, we experienced a decline in revenues and gross profit driven primarily by reductions in our store base for the Core U.S. and Acceptance Now segments, partially offset by increases in same store sales. Operating profit, however, increased during the twelve months ended December 31, 2018, primarily due to cost savings initiatives, including reductions in overhead and supply chain, and lower rental merchandise losses.
Revenues in our Core U.S. segment increased approximately $20.3 million for the twelve months ended December 31, 2018, primarily due to increases in same store sales, partially offset by a reduction in our Core U.S. store base. Gross profit as a percentage of revenue increased 0.5% primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores. Operating profit increased $61.6 million for the twelve months ended December 31, 2018, primarily due to decreases of $19.8 million and $37.5 million in labor and other store expenses, respectively.
The Acceptance Now segment revenues decreased by approximately $75.4 million for the twelve months ended December 31, 2018, primarily due to kiosk closures at our former retailer partners Conn's and hhgregg, partially offset by increases in same store sales. Gross profit as a percent of revenue decreased 3.1% primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and the new value proposition enhancements initiated in 2018 for Acceptance Now customers. Operating profit as a percent of revenue increased 6.9% primarily due to lower rental merchandise losses.
Operating profit for the Mexico segment as a percentage of revenue increased by 5.9% for the twelve months ended December 31, 2018, driven primarily by lower rental merchandise losses.
Cash flow from operations was $227.5 million for the twelve months ended December 31, 2018. We paid down debt by $139.3 million during the year, ending the period with $155.4 million of cash and cash equivalents.

The following table is a reference for the discussion that follows.

	Year Ended December 31,			2018-2017 Change		2017-2016 Change
(Dollar amounts in thousands)	2018	2017	2016	$	%	$	%
Revenues
Store
Rentals and fees	$2,244,860	$2,267,741	$2,500,053	$(22,881)	(1.0)%	$(232,312)	(9.3)%
Merchandise sales	304,455	331,402	351,198	(26,947)	(8.1)%	(19,796)	(5.6)%
Installment sales	69,572	71,651	74,509	(2,079)	(2.9)%	(2,858)	(3.8)%
Other	9,000	9,620	12,706	(620)	(6.4)%	(3,086)	(24.3)%
Total store revenues	2,627,887	2,680,414	2,938,466	(52,527)	(2.0)%	(258,052)	(8.8)%
Franchise
Merchandise sales	19,087	13,157	16,358	5,930	45.1%	(3,201)	(19.6)%
Royalty income and fees	13,491	8,969	8,428	4,522	50.4%	541	6.4%
Total revenues	2,660,465	2,702,540	2,963,252	(42,075)	(1.6)%	(260,712)	(8.8)%
Cost of revenues
Store
Cost of rentals and fees	621,860	625,358	664,845	(3,498)	(0.6)%	(39,487)	(5.9)%
Cost of merchandise sold	308,912	322,628	323,727	(13,716)	(4.3)%	(1,099)	(0.3)%
Cost of installment sales	23,326	23,622	24,285	(296)	(1.3)%	(663)	(2.7)%
Total cost of store revenues	954,098	971,608	1,012,857	(17,510)	(1.8)%	(41,249)	(4.1)%
Franchise cost of merchandise sold	18,199	12,390	15,346	5,809	46.9%	(2,956)	(19.3)%
Total cost of revenues	972,297	983,998	1,028,203	(11,701)	(1.2)%	(44,205)	(4.3)%
Gross profit	1,688,168	1,718,542	1,935,049	(30,374)	(1.8)%	(216,507)	(11.2)%
Operating expenses
Store expenses
Labor	683,422	732,466	789,049	(49,044)	(6.7)%	(56,583)	(7.2)%
Other store expenses	656,894	744,187	791,614	(87,293)	(11.7)%	(47,427)	(6.0)%
General and administrative	163,445	171,090	168,907	(7,645)	(4.5)%	2,183	1.3%
Depreciation, amortization and write-down of intangibles	68,946	74,639	80,456	(5,693)	(7.6)%	(5,817)	(7.2)%
Goodwill impairment charge	—	—	151,320	—	—%	(151,320)	(100.0)
Other charges	59,324	59,219	20,299	105	0.2%	38,920	191.7%
Total operating expenses	1,632,031	1,781,601	2,001,645	(149,570)	(8.4)%	(220,044)	(11.0)%
Operating profit (loss)	56,137	(63,059)	(66,596)	119,196	189.0%	3,537	5.3%
Write-off of debt issuance costs	475	1,936	—	(1,461)	(75.5)%	1,936	100.0%
Interest, net	41,821	45,205	46,678	(3,384)	(7.5)%	(1,473)	(3.2)%
Income (loss) before income taxes	13,841	(110,200)	(113,274)	124,041	112.6%	3,074	2.7%
Income tax expense (benefit)	5,349	(116,853)	(8,079)	122,202	104.6%	(108,774)	(1,346.4)%
Net earnings (loss)	$8,492	$6,653	$(105,195)	$1,839	27.6%	$111,848	106.3%
Comparison of the Years Ended December 31, 2018 and 2017
Store Revenue. Total store revenue decreased by $52.5 million, or 2.0%, to $2,627.9 million for the year ended December 31, 2018, from $2,680.4 million for 2017. This was primarily due to a decrease of approximately $75.4 million in the Acceptance Now segment, partially offset by an increase of $20.3 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,575 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues increased by $74.8 million, or 4.7%, to $1,653.4 million for the year ended December 31, 2018, as compared to $1,578.6 million in 2017. The increase in same store revenues was primarily attributable to an improvement in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2018 decreased by $3.5 million, or 0.6%, to $621.9 million, as compared to $625.4 million in 2017. This decrease in cost of rentals and fees was primarily attributable to a decrease of $8.1 million in the Core U.S. segment as a result of lower rentals and fees revenue, partially offset by an increase of $3.8 million in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.7% for the year ended December 31, 2018 as compared to 27.6% in 2017.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $13.7 million, or 4.3%, to $308.9 million for the year ended December 31, 2018, from $322.6 million in 2017, primarily attributable to a decrease of $18.8 million in the Acceptance Now segment, partially offset by an increase of $5.1 million in the Core U.S. segment. The gross margin percent of merchandise sales decreased to (1.5)% for the year ended December 31, 2018, from 2.6% in 2017.
Gross Profit. Gross profit decreased by $30.3 million, or 1.8%, to $1,688.2 million for the year ended December 31, 2018, from $1,718.5 million in 2017, due primarily to a decrease of $60.4 million in the Acceptance Now segment, partially offset by an increase of $23.6 million and $4.6 million in the Core U.S. and Franchising segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 63.5% in 2018 compared to 63.6% in 2017.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $49.1 million, or 6.7%, to $683.4 million for the year ended December 31, 2018, as compared to $732.5 million in 2017, primarily attributable to a decrease of $29.4 million and $19.8 million in the Acceptance Now and Core U.S. segments, respectively, driven by our cost savings initiatives and lower Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.0% for the year ended December 31, 2018, as compared to 27.3% in 2017.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $87.3 million, or 11.7%, to $656.9 million for the year ended December 31, 2018, as compared to $744.2 million in 2017, primarily attributable to decreases of $51.6 million and $37.5 million in the Acceptance Now and Core U.S. segments, respectively, as a result of lower customer stolen merchandise losses for Acceptance Now and lower Core U.S. store base. Other store expenses expressed as a percentage of total store revenue decreased to 25.0% for the year ended December 31, 2018, from 27.8% in 2017.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $7.7 million, or 4.5%, to $163.4 million for the year ended December 31, 2018, as compared to $171.1 million in 2017. General and administrative expenses expressed as a percentage of total revenue decreased to 6.1% for the year ended December 31, 2018, compared to 6.3% in 2017.
Other Charges. Other charges increased by $0.1 million, or 0.2%, to $59.3 million in 2018, as compared to $59.2 million in 2017. Other charges for the year ended December 31, 2018 primarily related to cost savings initiatives, including reductions in overhead and supply chain, incremental legal and advisory fees, Core U.S. store closures, and write-down of capitalized software assets. See Note L to the consolidated financial statements for additional detail regarding these other charges.
Operating Profit (Loss). Operating profit increased $119.2 million, or 189.0%, to $56.1 million for the year ended December 31, 2018, as compared to operating loss of $63.1 million in 2017, primarily due to increases of $61.6 million and $45.3 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance sections below. Operating profit (loss) expressed as a percentage of total revenue was 2.1% for the year ended December 31, 2018, as compared to (2.3)% for 2017. Excluding other charges, profit was $115.5 million or 4.3% of revenue or the year ended December 31, 2018, compared to $(3.8) million or (0.1)% of revenue for the comparable period of 2017.
Income Tax Expense (Benefit). Income tax expense for the twelve months ended December 31, 2018 was $5.3 million, as compared to an income tax benefit of $116.9 million in 2017, primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (“Tax Act”)

on our deferred tax balances in the prior year. The effective tax rate was 38.6% for the twelve months ended December 31, 2018, compared to 106.0% in 2017. Excluding impacts from the Tax Act, the effective tax rate was 41.5% for the twelve months ended December 31, 2017.
Net Earnings. Net earnings were $8.5 million for the year ended December 31, 2018 as compared to $6.7 million in 2017. Excluding impacts from other charges and the Tax Act, net earnings were $57.8 million for the year ended December 31, 2018 as compared to net loss of $28.7 million in 2017.
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
Other Charges. Other charges increased by $38.9 million, or 191.7%, to $59.2 million in 2017, as compared to $20.3 million in 2016. Other charges for the year ended December 31, 2017 primarily included charges related to the closure of Acceptance Now locations, write-downs of capitalized software, incremental legal and advisory fees, damage caused by hurricanes, and reductions in our field support center, partially offset by legal settlements. Other charges for the year ended December 31, 2016 primarily included charges related to the closure of Core U.S. and Mexico stores, and Acceptance Now locations, partially offset by litigation settlements. See Note M to the consolidated financial statements for additional detail regarding these other charges.
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
Income Tax Benefit. Income tax benefit for the twelve months ended December 31, 2017 was $116.9 million, as compared to $8.1 million in 2016. The effective tax rate was 106.0% for the twelve months ended December 31, 2017, compared to 7.1% in 2016. The increase in income tax benefit is primarily due to the impact of the Tax Act on our deferred tax balances. Excluding impacts from other charges, the Tax Act, and the goodwill impairment charge, the effective tax rate was 41.5% for the twelve months ended December 31, 2017, as compared to 29.8% in 2016.
Net Earnings (Loss). Net earnings were $6.7 million for the year ended December 31, 2017 as compared to net loss of $105.2 million in 2016. Excluding impacts from other charges, the Tax Act, and the goodwill impairment charge, net loss was $28.7 million for the year ended December 31, 2017 as compared to net earnings of $40.9 million in 2016.
Segment Performance
Core U.S. segment.

	Year Ended December 31,			2018-2017 Change		2017-2016 Change
(Dollar amounts in thousands)	2018	2017	2016	$	%	$	%
Revenues	$1,855,712	$1,835,422	$2,069,725	$20,290	1.1%	$(234,303)	(11.3)%
Gross profit	1,299,809	1,276,212	1,467,679	23,597	1.8%	(191,467)	(13.0)%
Operating profit (loss)	147,787	86,196	(1,020)	61,591	71.5%	87,216	8,550.6%
Change in same store revenue					4.4%		(8.0)%
Stores in same store revenue calculation					1,904		2,118
Revenues. The increase in revenue for the year ended December 31, 2018 was driven primarily by an increase in rentals and fees revenue of $26.1 million, as compared to 2017. This increase is primarily due to increases in same store sales, partially offset by decreases of $3.3 million and $2.1 million in merchandise sales and installment sales, respectively, primarily due to rationalization of our Core U.S. store base.
Gross Profit. Gross profit increased in 2018 primarily due to the increase in rentals and fees revenue described above, and a decrease in cost of rentals and fees of $8.1 million, partially offset by an increase in cost of merchandise sold of $5.1 million as compared to 2017. Gross profit as a percentage of segment revenues increased to 70.0% in 2018 from 69.5% in 2017, primarily due to the intercompany book value adjustment for Acceptance Now returned product transferred to Core U.S. stores.
Operating Profit. Operating profit as a percentage of segment revenues was 8.0% for 2018 compared to 4.7% for 2017, primarily due to decreases in other store expenses of $37.5 million and store labor of $19.8 million, partially offset by other charges and higher merchandise losses. Declines in store labor and other store expenses were driven primarily by lower store count, offset by the increase in other charges primarily related to one-time charges associated with store closures. Charge-offs in our Core U.S.

rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.3% for the year ended December 31, 2018, compared to 2.7% in 2017. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.6% for the year ended December 31, 2018, compared to 2.1% in 2017.
Acceptance Now segment.

	Year Ended December 31,			2018-2017 Change		2017-2016 Change
(Dollar amounts in thousands)	2018	2017	2016	$	%	$	%
Revenues	$722,562	$797,987	$817,814	$(75,425)	(9.5)%	$(19,827)	(2.4)%
Gross profit	339,616	400,002	422,381	(60,386)	(15.1)%	(22,379)	(5.3)%
Operating profit	93,951	48,618	105,925	45,333	93.2%	(57,307)	(54.1)%
Change in same store revenue					5.9%		5.2%
Stores in same store revenue calculation					563		1,140
Revenues. The decrease in revenue for the year ended December 31, 2018 was driven primarily by store closures for hhgregg and Conn's locations, partially offset by increases in same store sales.
Gross Profit. Gross profit decreased for the year ended December 31, 2018 compared to 2017, primarily due to the decrease in revenue described above. Gross profit as a percentage of segment revenue decreased to 47.0% in 2018 as compared to 50.1% in 2017, primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and the new value proposition enhancements.
Operating Profit. Operating profit increased by 93.2% compared to 2017, primarily due to decreases in labor and other store expenses driven by the closure of our collection centers, decreased rental merchandise losses, and a decrease in charges incurred for store closures in 2017. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.0% in 2018 as compared to 12.7% in 2017. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.6% and 1.3% in 2018 and 2017, respectively.
Mexico segment.

	Year Ended December 31,			2018-2017 Change		2017-2016 Change
(Dollar amounts in thousands)	2018	2017	2016	$	%	$	%
Revenues	$49,613	$47,005	$50,927	$2,608	5.5%	$(3,922)	(7.7)%
Gross profit	34,364	32,592	35,549	1,772	5.4%	(2,957)	(8.3)%
Operating profit (loss)	2,605	(260)	(2,449)	2,865	1,101.9%	2,189	89.4%
Change in same store revenue					8.5%		(5.1)%
Stores in same store revenue calculation					108		118
Revenues. Revenues for 2018 were negatively impacted by exchange rate fluctuations of approximately $0.9 million, as compared to 2017. On a constant currency basis, revenues for the year ended December 31, 2018 increased approximately $3.5 million.
Gross Profit. Gross profit for the year ended December 31, 2018 was negatively impacted by approximately $0.6 million due to exchange rate fluctuations as compared to 2017. On a constant currency basis, gross profit increased by approximately $2.4 million for the year ended December 31, 2018, compared to 2017. Gross profit as a percentage of segment revenues remained flat at 69.3% in 2018 and 2017.
Operating Profit (Loss). Operating profit for the year ended December 31, 2018 was minimally impacted by exchange rate fluctuations compared to 2017. Operating profit as a percentage of segment revenues increased to 5.3% in 2018, compared to a loss of 0.6% in 2017.

Franchising segment.

	Year Ended December 31,			2018-2017 Change		2017-2016 Change
(Dollar amounts in thousands)	2018	2017	2016	$	%	$	%
Revenues	$32,578	$22,126	$24,786	$10,452	47.2%	$(2,660)	(10.7)%
Gross profit	14,379	9,736	9,440	4,643	47.7%	296	3.1%
Operating profit	4,385	5,081	5,650	(696)	(13.7)%	(569)	(10.1)%
Revenues. Revenues increased for the year ended December 31, 2018, compared to 2017, primarily due to an increase in merchandise sales driven by higher store count and a change in accounting for franchise advertising fees as a result of the adoption of ASC 606. During the year ended December 31, 2018 franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement of operations, rather than net of operating expenses in the consolidated statement of operations, as they are presented in 2017.
Gross Profit. Gross profit as a percentage of segment revenues increased to 44.1% in 2018 from 44.0% in 2017, primarily due to the change in accounting for franchise advertising fees described above.
Operating Profit. Operating profit as a percentage of segment revenues decreased to13.5% in 2018 from 23.0% for 2017.
Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Revenues	$698,043	$655,730	$644,942	$661,750
Gross profit	436,978	423,886	407,740	419,564
Operating (loss) profit	(10,270)	27,151	25,632	13,624
Net (loss) earnings	(19,843)	13,753	12,918	1,664
Basic (loss) earnings per common share	$(0.37)	$0.26	$0.24	$0.03
Diluted (loss) earnings per common share	$(0.37)	$0.25	$0.24	$0.03

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Revenues	$741,986	$677,635	$643,965	$638,954
Gross profit	462,663	432,533	412,465	410,881
Operating profit (loss)	1,152	(873)	(8,445)	(54,893)
Net (loss) earnings	(6,679)	(8,893)	(12,599)	34,824
Basic (loss) earnings per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Diluted (loss) earnings per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Cash dividends declared per common share	$0.08	$0.08	$—	$—

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	62.6%	64.6%	63.2%	63.4%
Operating (loss) profit	(1.5)%	4.1%	4.0%	2.1%
Net (loss) earnings	(2.8)%	2.1%	2.0%	0.3%

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	62.4%	63.8%	64.1%	64.3%
Operating profit (loss)	0.2%	(0.1)%	(1.3)%	(8.6)%
Net (loss) earnings	(0.9)%	(1.3)%	(2.0)%	5.5%
Liquidity and Capital Resources
Overview. For the year ended December 31, 2018, we generated $227.5 million in operating cash flow. We paid down debt by $139.3 million from cash generated from operations, used cash in the amount of $28.0 million for capital expenditures, and received proceeds from the sale of property assets of $25.3 million, ending the year with $155.4 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased by $117.0 million to $227.5 million in 2018 from $110.5 million in 2017. This was primarily attributable to the improvement in net earnings during the twelve months ended December 31, 2018 compared to 2017, receipt of our 2017 federal income tax refund of approximately $35.2 million, and other net changes in operating assets and liabilities.
Cash used in investing activities decreased approximately $58.6 million to $4.7 million in 2018 from $63.3 million in 2017, due primarily to a decrease in capital expenditures of approximately $37.5 million and an increase in proceeds from the sale of property assets of approximately $20.7 million.
Cash used in financing activities increased by $69.8 million to $140.3 million in 2018 from $70.5 million in 2017, primarily driven by our net reduction in debt of $139.3 million in 2018, as compared to a net decrease in debt of $52.5 million in 2017, offset by dividend payments of $12.8 million and higher debt issuance payments of $3.2 million during the twelve months ended December 31, 2017.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement for the remainder of its term, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At February 19, 2019, we had $181.1 million in cash on hand, and $95.9 million available under our Revolving Facility at December 31, 2018.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $174 million for us in 2018. We estimate the remaining tax deferral associated with bonus depreciation from this act is approximately $207 million at December 31, 2018, of which approximately 78%, or $161 million, will reverse in 2019, and the majority of the remainder will reverse between 2020 and 2021.

Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Customer stolen merchandise	$136,705	$161,912	$169,021
Other merchandise losses(1)	33,219	47,596	49,731
Total merchandise losses	$169,924	$209,508	$218,752

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $28.0 million, $65.5 million and $61.1 million on capital expenditures in the years 2018, 2017 and 2016, respectively.
Acquisitions and New Location Openings. See Note F to the consolidated financial statements for information about cash used to acquire locations and accounts. The table below summarizes the location activity for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,381	1,106	125	131	225	3,968
New location openings	—	122	7	—	3	132
Acquired locations remaining open	1	—	—	—	71	72
Conversions	—	(3)	3	—	—	—
Closed locations
Merged with existing locations	(137)	(119)	(39)	(8)	—	(303)
Sold or closed with no surviving location	(87)	—	—	(1)	(18)	(106)
Locations at end of period	2,158	1,106	96	122	281	3,763
Acquired locations closed and accounts merged with existing locations	6	—	—	—	—	6
Total approximate purchase price (in millions)	$2.0	$—	$—	$—	$—	$2.0

	Year Ended December 31, 2017
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,463	1,431	478	130	229	4,731
New location openings	—	222	24	1	1	248
Acquired locations remaining open	—	—	—	—	4	4
Conversions	—	(63)	63	—	—	—
Closed locations
Merged with existing locations	(51)	(483)	(439)	—	—	(973)
Sold or closed with no surviving location	(31)	(1)	(1)	—	(9)	(42)
Locations at end of period	2,381	1,106	125	131	225	3,968
Acquired locations closed and accounts merged with existing locations	8	—	—	—	—	8
Total approximate purchase price (in millions)	$2.5	$—	$—	$—	$—	$2.5

	Year Ended December 31, 2016
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,672	1,444	532	143	227	5,018
New location openings	—	171	67	1	2	241
Acquired locations remaining open	—	—	—	—	5	5
Conversions	—	1	(2)	—	—	(1)
Closed locations
Merged with existing locations	(185)	(185)	—	(4)	(1)	(375)
Sold or closed with no surviving location	(24)	—	(119)	(10)	(4)	(157)
Locations at end of period	2,463	1,431	478	130	229	4,731
Acquired locations closed and accounts merged with existing locations	3	—	—	—	—	3
Total approximate purchase price (in millions)	$2.3	$—	$—	$—	$—	$2.3
Senior Debt. As discussed in Note I to the consolidated financial statements, the Credit Agreement consists of a $200.0 million Revolving Facility.
We may use the full amount of the Revolving Facility for the issuance of letters of credit, of which $92.0 million had been so utilized as of February 19, 2019. The Revolving Facility has a scheduled maturity of December 31, 2019.
Senior Notes. See descriptions of the senior notes in Note J to the consolidated financial statements.
Store Leases. We lease space for all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2018:

	Payments Due by Period
(In thousands)	Total	2019	2020-2021	2022-2023	Thereafter
6.625% Senior Notes(1)	331,528	19,394	312,134	—	—
4.75% Senior Notes(2)	279,688	11,875	267,813	—	—
Operating Leases	408,649	145,345	197,147	63,877	2,280
Total contractual cash obligations(3)	$1,019,865	$176,614	$777,094	$63,877	$2,280

(1)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(2)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(3)
As of December 31, 2018, we have recorded $38.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.7 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share.
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
As of December 31, 2018, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $101.6 million, as compared to $118.0 million at December 31, 2017. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Our reporting units are our reportable operating segments identified in Note R to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include, but are not limited to, the general strength of the economy and other economic conditions that affect consumer preferences and spending and factors that affect the disposable income of our current and potential customers. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
During the period from our 2017 goodwill impairment assessment through the third quarter 2018, we periodically analyzed whether any indicators of impairment had occurred. As part of these periodic analyses, we compared estimated fair value of the company, as determined based on the consolidated stock price, to its net book value. As the estimated fair value of the company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2018, concluding it was not more likely than not that the carrying value of our reporting unit's net assets exceeded the reporting unit's fair value.
At December 31, 2018, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1.5 million and $55.3 million, respectively. At December 31, 2017 the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1.3 million and $55.3 million, respectively.
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
Effect of New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Adoption under ASU 2016-02 requires the use of a modified retrospective transition method to measure leases at the beginning of the earliest period presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11, allowing companies to apply a transition method for adoption of the new standard as of the adoption date, with recognition of any cumulative-effects as adjustments to the opening balance of retained earnings in the period of adoption. The adoption of the new lease standard and all related ASU's is required for us beginning January 1, 2019. We will elect the transition method under ASU 2018-11 upon adoption of the new standard.
The company's rent-to-own agreements which comprise the majority of our annual revenue will fall within the scope of ASU 2016-02 under lessor accounting, however, we have determined that adoption of the new standard will not significantly affect the timing of recognition or presentation of revenue for our rental contracts.
As a lessee, the new standard will also affect a substantial portion of our real estate, vehicle, and other equipment lease contracts. Upon adoption we will recognize a right-to-use asset and lease liability for the majority of these operating lease contracts within the consolidated balance sheet. We also expect to be affected by the requirement under the new standard to determine whether impairment indicators exist for the right-of-use asset at the asset or asset group level. If impairment indicators exist, a recoverability test is performed to determine whether an impairment loss exists. In accordance with the transition guidance for the new standard we are required to determine if an impairment loss exists immediately prior to the date of adoption. We are in the process of finalizing our impairment assessment for our Product Service Center facilities and Core U.S. stores previously identified for closure in 2019. The determination of any impairment losses as part of this assessment will be recorded as a cumulative adjustment to retained earnings as of the date of adoption. Otherwise we do not expect the impact of adoption to significantly affect our consolidated statements of operations or cash flows.

We plan to elect a package of optional practical expedients in our adoption of the new standard, including the option to retain the current classification for leases entered into prior to the date of adoption; the option not to reassess initial direct costs for capitalization for leases entered into prior to the date of adoption; and the option not to separate lease and non-lease components for our rent-to-own agreements as a lessor, and our real estate, fleet, and certain equipment leases as a lessee.
In conjunction with the adoption of the new lease accounting standard, we are in the process of implementing a new back-office lease administration and accounting system to support the new accounting and disclosure requirements as a lessee. In addition, we are also in the process of finalizing changes to our existing accounting policies, processes, and internal controls to ensure compliance with the new standard following adoption; as well as finalizing the impacts to our consolidated balance sheet upon the date of adoption for our operating leases, including development of the incremental borrowing rate that will be used to calculate the present value of our lease liability.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118") (SEC Update), which amends paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. The Tax Act, enacted on December 22, 2017 significantly changed existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We recognized an income tax benefit of $76.5 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. Our provisional estimate of the one-time transition tax resulted in $0.7 million additional tax expense. We also recorded a federal provisional benefit of $9.7 million based on our intent to fully expense all qualifying expenditures incurred during 2017. In 2018, we finalized our analysis over the one-year measurement period that ended on December 22, 2018, resulting in an immaterial income tax benefit recorded in our consolidated statement of operations.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2018, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625% and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. The fair value of the 6.625% senior notes, based on the closing price at December 31, 2018, was $285.5 million. The fair value of the 4.75% senior notes, based on the closing price at December 31, 2018, was $239.1 million.
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
Interest Rate Risk
Interest rates on borrowings under our Credit Agreement are variable, indexed to prime or Eurodollar rates that expose us to the risk of increased interest costs if interest rates rise. As of December 31, 2018, we did not have any outstanding borrowings under our Revolving Facility.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rent-A-Center, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Dallas, Texas
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Rent-A-Center, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited Rent-A-Center, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Revenues
Store
Rentals and fees	$2,244,860	$2,267,741	$2,500,053
Merchandise sales	304,455	331,402	351,198
Installment sales	69,572	71,651	74,509
Other	9,000	9,620	12,706
Total store revenues	2,627,887	2,680,414	2,938,466
Franchise
Merchandise sales	19,087	13,157	16,358
Royalty income and fees	13,491	8,969	8,428
Total revenues	2,660,465	2,702,540	2,963,252
Cost of revenues
Store
Cost of rentals and fees	621,860	625,358	664,845
Cost of merchandise sold	308,912	322,628	323,727
Cost of installment sales	23,326	23,622	24,285
Total cost of store revenues	954,098	971,608	1,012,857
Franchise cost of merchandise sold	18,199	12,390	15,346
Total cost of revenues	972,297	983,998	1,028,203
Gross profit	1,688,168	1,718,542	1,935,049
Operating expenses
Store expenses
Labor	683,422	732,466	789,049
Other store expenses	656,894	744,187	791,614
General and administrative expenses	163,445	171,090	168,907
Depreciation, amortization and write-down of intangibles	68,946	74,639	80,456
Goodwill impairment charge	—	—	151,320
Other charges	59,324	59,219	20,299
Total operating expenses	1,632,031	1,781,601	2,001,645
Operating profit (loss)	56,137	(63,059)	(66,596)
Write-off of debt issuance costs	475	1,936	—
Interest expense	42,968	45,996	47,181
Interest income	(1,147)	(791)	(503)
Earnings (loss) before income taxes	13,841	(110,200)	(113,274)
Income tax expense (benefit)	5,349	(116,853)	(8,079)
Net earnings (loss)	$8,492	$6,653	$(105,195)
Basic earnings (loss) per common share	$0.16	$0.12	$(1.98)
Diluted earnings (loss) per common share	$0.16	$0.12	$(1.98)
Cash dividends declared per common share	$—	$0.16	$0.32
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net earnings (loss)	$8,492	$6,653	$(105,195)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of ($73), $2,822, and ($2,794) for 2018, 2017 and 2016, respectively	(274)	5,241	(5,188)
Total other comprehensive income (loss)	(274)	5,241	(5,188)
Comprehensive income (loss)	$8,218	$11,894	$(110,383)
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2018	2017
ASSETS
Cash and cash equivalents	$155,391	$72,968
Receivables, net of allowance for doubtful accounts of $4,883 and $4,167 in 2018 and 2017, respectively	69,645	69,823
Prepaid expenses and other assets	51,352	64,577
Rental merchandise, net
On rent	683,808	701,803
Held for rent	123,662	167,188
Merchandise held for installment sale	3,834	4,025
Property assets, net of accumulated depreciation of $551,750 and $525,673 in 2018 and 2017, respectively	226,323	282,901
Deferred tax asset	25,558	—
Goodwill	56,845	56,614
Other intangible assets, net	499	882
Total assets	$1,396,917	$1,420,781
LIABILITIES
Accounts payable — trade	$113,838	$90,352
Accrued liabilities	337,459	298,018
Deferred tax liability	119,061	87,081
Senior debt, net	—	134,125
Senior notes, net	540,042	538,762
Total liabilities	1,110,400	1,148,338
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,909,504 and 109,681,559 shares issued in 2018 and 2017, respectively	1,099	1,097
Additional paid-in capital	838,436	831,271
Retained earnings	805,924	798,743
Treasury stock at cost, 56,369,752 shares in 2018 and 2017	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(11,265)	(10,991)
Total stockholders' equity	286,517	272,443
Total liabilities and stockholders' equity	$1,396,917	$1,420,781
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount
Balance at January 1, 2016	109,442	$1,094	$818,339	$922,878	$(1,347,677)	$(11,044)	$383,590
Net loss	—	—	—	(105,195)	—	—	(105,195)
Other comprehensive loss	—	—	—	—	—	(5,188)	(5,188)
Vesting of restricted share units	77	1	(1)	—	—	—	—
Shares withheld for employee taxes on awards vested & exercised	—	—	(440)	—	—	—	(440)
Stock-based compensation	—	—	9,209	—	—	—	9,209
Dividends declared	—	—	—	(17,043)	—	—	(17,043)
Balance at December 31, 2016	109,519	1,095	827,107	800,640	(1,347,677)	(16,232)	264,933
Net earnings	—	—	—	6,653	—	—	6,653
Other comprehensive income	—	—	—	—	—	5,241	5,241
Exercise of stock options	27	—	270	—	—	—	270
Vesting of restricted share units	136	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,896	—	—	—	3,896
Dividends declared	—	—	—	(8,550)	—	—	(8,550)
Balance at December 31, 2017	109,682	1,097	831,271	798,743	(1,347,677)	(10,991)	272,443
Net earnings	—	—	—	8,492	—	—	8,492
Other comprehensive income	—	—	—	—	—	(274)	(274)
Exercise of stock options	138	1	1,399	—	—	—	1,400
Vesting of restricted share units	90	1	(1)	—	—	—	—
Shares withheld for employee taxes on awards vested & exercised	—	—	(194)	—	—	—	(194)
Stock-based compensation	—	—	5,961	—	—	—	5,961
ASC 606 adoption	—	—	—	(1,311)	—	—	(1,311)
Balance at December 31, 2018	109,910	1,099	838,436	805,924	(1,347,677)	(11,265)	286,517
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities
Net earnings (loss)	$8,492	$6,653	$(105,195)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	616,640	618,390	657,090
Bad debt expense	14,610	15,702	15,449
Stock-based compensation expense	5,961	3,896	9,209
Depreciation of property assets	68,275	73,685	77,361
Loss on sale or disposal of property assets	7,388	15,795	3,718
Goodwill impairment charge	—	—	151,320
Amortization of impairment of intangibles	671	4,908	2,176
Amortization of financing fees	5,486	4,667	2,217
Write-off of debt financing fees	475	1,936	—
Deferred income taxes	6,816	(86,063)	(32,994)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(569,717)	(487,130)	(523,697)
Receivables	(14,431)	(15,741)	(15,914)
Prepaid expenses and other assets	13,105	(9,622)	104,379
Accounts payable — trade	23,486	(17,886)	11,883
Accrued liabilities	40,248	(18,657)	(2,929)
Net cash provided by operating activities	227,505	110,533	354,073
Cash flows from investing activities
Purchase of property assets	(27,962)	(65,460)	(61,143)
Proceeds from sale of stores	25,317	4,638	5,262
Acquisitions of businesses	(2,048)	(2,525)	(3,098)
Net cash used in investing activities	(4,693)	(63,347)	(58,979)
Cash flows from financing activities
Exercise of stock options	1,401	270	—
Shares withheld for payment of employee tax withholdings	(317)	(225)	(338)
Debt issuance costs	(2,098)	(5,258)	—
Proceeds from debt	27,060	347,635	52,245
Repayments of debt	(166,358)	(400,151)	(286,065)
Dividends paid	—	(12,811)	(25,554)
Net cash used in financing activities	(140,312)	(70,540)	(259,712)
Effect of exchange rate changes on cash	(77)	926	(349)
Net increase (decrease) in cash and cash equivalents	82,423	(22,428)	35,033
Cash and cash equivalents at beginning of year	72,968	95,396	60,363
Cash and cash equivalents at end of year	$155,391	$72,968	$95,396
Supplemental cash flow information:
Cash paid during the year for:
Interest	$37,530	$41,339	$44,469
Income taxes (excludes $47,837, $7,321, and $84,884 of income taxes refunded in 2018, 2017 and 2016, respectively)	$2,227	$1,983	$18,536

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
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2018, we operated 2,158 company-owned stores nationwide and in Puerto Rico, including 44 retail installment sales stores.
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers' locations. At December 31, 2018, we operated 1,106 Acceptance Now Staffed locations and 96 Acceptance Now Direct locations.
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis. At December 31, 2018, we operated 122 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. At December 31, 2018, Franchising had 281 franchised stores operating in 32 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues and upfront fees charged to new franchisees.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Beginning in 2016, smartphones are depreciated over an 18-month straight-line basis beginning with the earlier of on rent or 90 consecutive days on held for rent.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenues from the sale of rental merchandise are recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Initial franchise fees charged to franchisees for new or converted franchise stores are recognized on a straight-line basis over the term of the franchise agreement.
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
The majority of Franchising’s trade and notes receivable relate to amounts due from franchisees. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are due within 30 days and are stated at amounts due from franchisees net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, Franchising’s previous loss history, the franchisee’s current ability to pay its obligation to Franchising, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 days or more past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Property Assets and Related Depreciation
Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally 5 years) by the straight-line method. Our corporate office building is depreciated over 40 years. Leasehold improvements are amortized over the useful life of the asset or the initial term of the applicable leases by the straight-line method, whichever is shorter.
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
Acquired customer relationships are amortized utilizing the straight-line method over a 21-month period, non-compete agreements are amortized using the straight-line method over the contractual life of the agreements, vendor relationships are amortized using the straight-line method over a 7 or 15 year period, and other intangible assets are amortized using the straight-line method over the life of the asset.
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
Income Taxes
We record deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the enacted tax rate expected to be in effect when those temporary differences are expected to be recovered or settled. Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting in a different period in our tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits and net operating loss carryforwards (NOLs), as represented by deferred tax assets. We evaluate the recoverability of these future tax deductions and credits by assessing the future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight and assist us in determining recoverability. When it is determined the recovery of all or a portion of a deferred

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax asset is not likely, a valuation allowance is established. We include NOLs in the calculation of deferred tax assets. NOLs are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.
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
Sales Taxes
We apply the net basis for sales taxes imposed on our goods and services in our consolidated statements of operations. We are required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $74.6 million, $86.1 million and $90.6 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note M. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields, and the risk free interest rate. We base the expected term on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Time-vesting restricted stock units are valued using the closing price on the Nasdaq Global Select Market on the day before the grant date, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. Performance-based restricted stock units will vest in accordance with a total shareholder return formula, and are valued by a third-party valuation firm using Monte Carlo simulations.
Stock-based compensation expense is reported within general and administrative expenses in the consolidated statements of operations.
Reclassifications
Certain reclassifications may be made to the reported amounts for prior periods to conform to the current period presentation. These reclassifications have no impact on net earnings or earnings per share in any period.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under Topic 606, initial franchise fees charged to franchisees for new stores are recognized over the term of the franchise agreement, rather than when they are paid by the franchisee, upon the opening of a new location. Furthermore, franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement of operations, rather than net of operating expenses in the consolidated statement of operations. Impacts resulting from adoption were not material to the consolidated statement of operations. See descriptions of the revenues in Note B.
The cumulative effect of the changes made to our condensed consolidated balance sheet for the adoption of Topic 606 were as follows:

(In thousands)	January 1, 2018	Adjustments due to Topic 606	December 31, 2017
LIABILITIES
Accrued liabilities	$299,683	$(1,665)	$298,018
Deferred tax liability	86,727	354	87,081
Total liabilities	1,149,649	(1,311)	1,148,338
STOCKHOLDERS’ EQUITY
Retained earnings	$797,432	$1,311	$798,743
Total stockholders' equity	271,132	1,311	272,443
In accordance with Topic 606, the disclosure of the impact of adoption on our condensed consolidated statements of operations and condensed consolidated balance sheets for the periods ended December 31, 2018 is as follows:

Condensed Consolidated Statements of Operations	Twelve Months Ended December 31, 2018
(In thousands)	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
Royalty income and fees	13,491	(1,844)	11,647
Total revenues	2,660,465	(1,844)	2,658,621
Gross profit	1,688,168	(1,844)	1,686,324
Other store expenses	656,894	(3,965)	652,929
Total operating expenses	1,632,031	(3,965)	1,628,066
Operating profit	56,137	2,121	58,258
Earnings before income taxes	13,841	2,121	15,962
Income tax expense	5,349	657	6,006
Net earnings	8,492	1,464	9,956

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheets	December 31, 2018
(In thousands)	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
LIABILITIES
Accrued liabilities	$337,459	$(3,786)	$333,673
Deferred tax liability	119,061	1,011	120,072
Total liabilities	1,110,400	(2,775)	1,107,625
STOCKHOLDERS’ EQUITY
Retained earnings	$805,924	$2,775	$808,699
Total stockholders' equity	286,517	2,775	289,292
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. Rent-A-Center adopted ASU 2016-15 beginning January 1, 2018, on a retrospective basis. The adoption of ASU 2016-15 had no impact to the financial statements as of December 31, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments that are intended to make the guidance in ASC 805 on the definition of a business more consistent and cost-efficient. The amendments narrow the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. Rent-A-Center adopted ASU 2017-01 beginning January 1, 2018, using the prospective approach. The adoption of ASU 2017-01 had an immaterial impact to the financial statements as of December 31, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. Rent-A-Center adopted ASU 2017-09 beginning January 1, 2018, on a prospective basis. The adoption of ASU 2017-09 had no impact to the financial statements as of December 31, 2018.
Note B — Revenues
The following table disaggregates our revenue:

	Twelve Months Ended December 31, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$1,640,839	$557,592	$46,429	$—	$2,244,860
Merchandise sales	136,878	164,432	3,145	—	304,455
Installment sales	69,572	—	—	—	69,572
Other	8,423	538	39	—	9,000
Total store revenues	1,855,712	722,562	49,613	—	2,627,887
Franchise
Merchandise sales	—	—	—	19,087	19,087
Royalty income and fees	—	—	—	13,491	13,491
Total revenues	$1,855,712	$722,562	$49,613	$32,578	$2,660,465

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Merchandise is leased to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received for rental payments, including processing fees, prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. We offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales. At December 31, 2018 and December 31, 2017, we had $42.1 million and $41.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement and receive a refund for payments previously made towards the plan. At both December 31, 2018 and December 31, 2017, we had $3.0 million in deferred revenue included in accrued liabilities related to other product plans.
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
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2018 and December 31, 2017, we had $4.1 million and $1.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
(In thousands)	2018	2017
Installment sales receivable	$54,746	$55,516
Trade and notes receivables	19,782	18,474
Total receivables	74,528	73,990
Less allowance for doubtful accounts	(4,883)	(4,167)
Total receivables, net of allowance for doubtful accounts	$69,645	$69,823
The allowance for doubtful accounts related to installment sales receivable was $3.6 million and $3.6 million, and the allowance for doubtful accounts related to trade and notes receivable was $1.3 million and $0.6 million at December 31, 2018 and 2017, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning allowance for doubtful accounts	$4,167	$3,593	$3,614
Bad debt expense	14,610	15,702	15,449
Accounts written off	(14,475)	(15,791)	(16,095)
Recoveries	581	663	625
Ending allowance for doubtful accounts	$4,883	$4,167	$3,593
Note D — Rental Merchandise

	December 31,
(In thousands)	2018	2017
On rent
Cost	$1,110,968	$1,176,240
Less accumulated depreciation	(427,160)	(474,437)
Net book value, on rent	$683,808	$701,803
Held for rent
Cost	$147,300	$198,471
Less accumulated depreciation	(23,638)	(31,283)
Net book value, held for rent	$123,662	$167,188
Note E — Property Assets

	December 31,
(In thousands)	2018	2017
Furniture and equipment	$512,056	$511,527
Building and leasehold improvements	251,975	269,522
Land and land improvements	6,737	6,747
Transportation equipment	3,765	10,585
Construction in progress	3,540	10,193
Total property assets	778,073	808,574
Less accumulated depreciation	(551,750)	(525,673)
Total property assets, net of accumulated depreciation	$226,323	$282,901

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had $1.9 million and $7.3 million of capitalized software costs included in construction in progress at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, we placed in service internally developed software of approximately $9.7 million, $32.1 million and $84.5 million, respectively.
Note F — Intangible Assets and Acquisitions
Goodwill Impairment Charge
In the fourth quarter of 2018, we completed a qualitative assessment for impairment of goodwill as of October 1, 2018, concluding it was not more likely than not that the carrying value of our reporting unit's net assets exceeded the reporting unit's fair value and therefore no impairment of goodwill existed as of December 31. 2018.
During 2016, we recorded a goodwill impairment charge of $151.3 million in our Core U.S. segment.
Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2018		December 31, 2017
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$79,942	$79,695	$79,670	$79,274
Vendor relationships	11	860	860	860	860
Non-compete agreements	3	6,745	6,493	6,748	6,262
Total other intangible assets		$87,547	$87,048	$87,278	$86,396
Aggregate amortization expense (in thousands):

Year Ended December 31, 2018	$671
Year Ended December 31, 2017 (1)	$4,908
Year Ended December 31, 2016	$2,176
(1) Includes impairment charge of $3.9 million to our intangible assets, related to a vendor relationship, in the ANOW segment during the first quarter of 2017.
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2019	$451
2020	48
Thereafter	—
Total amortization expense	$499
At December 31, 2018, the amount of goodwill attributable to the Core U.S. and Acceptance Now segments was approximately $1.5 million and $55.3 million, respectively. At December 31, 2017, the amount of goodwill allocated to the Core U.S. and Acceptance Now segment was approximately $1.3 million and $55.3 million, respectively.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2018	2017
Beginning goodwill balance	$56,614	$55,308
Additions from acquisitions	169	1,217
Post purchase price allocation adjustments	62	89
Ending goodwill balance	$56,845	$56,614

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Number of stores acquired remaining open	1	—	—
Number of stores acquired that were merged with existing stores	6	8	3
Number of transactions	7	4	3
Total purchase price	$2,048	$2,547	$2,302
Amounts allocated to:
Goodwill	$169	$1,217	$1,442
Non-compete agreements	—	—	—
Customer relationships	289	550	181
Rental merchandise	1,590	780	679

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 21 months for intangible assets added during the year ended December 31, 2018. Additions to goodwill due to acquisitions in 2018 were tax deductible.
Note G — Accrued Liabilities

	December 31,
(In thousands)	2018	2017
Accrued insurance costs	$109,505	$124,760
Accrued compensation	55,789	37,783
Deferred revenue	53,348	51,742
Taxes other than income	27,711	27,415
Income taxes payable	26,797	—
Accrued legal settlement	11,000	—
Deferred compensation	8,687	11,323
Accrued interest payable	5,643	5,707
Deferred rent	3,503	3,937
Accrued other	35,476	35,351
Total Accrued liabilities	$337,459	$298,018
Note H — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted which, among other things, reduced the U.S. federal income tax rate from 35% to 21% in 2018, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings in 2017, and created a new U.S. minimum tax on earnings of foreign subsidiaries. The Tax Act also allowed for 100% bonus depreciation for assets purchased after September 27, 2017, until December 31, 2023. We recognized an income tax benefit of $76.5 million in the year ended December 31, 2017, associated with the revaluation of the net deferred tax liability at the date of enactment. Our provisional estimate of the one-time transition tax resulted in $0.7 million of additional tax expense. We also recorded a federal provisional benefit of $9.7 million based on our intent to fully expense all qualifying expenditures. In 2018, we finalized our analysis over the one-year measurement period that ended on December 22, 2018, in accordance with SAB 118, resulting in an immaterial income tax benefit recorded in our consolidated statement of operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial statement purposes, income (loss) before income taxes by source was comprised of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Domestic	$11,290	$(109,615)	$(110,347)
Foreign	2,551	(585)	(2,927)
Income (loss) before income taxes	$13,841	$(110,200)	$(113,274)
A reconciliation of the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to actual follows:

	Year Ended December 31,
	2018	2017	2016
Tax at statutory rate	21.0%	35.0%	35.0%
Tax Cuts and Jobs Act of 2017	—%	70.3%	—%
Goodwill impairment	—%	—%	(29.3)%
State income taxes	17.6%	(1.8)%	3.3%
Effect of foreign operations, net of foreign tax credits	(1.2)%	3.5%	(0.2)%
Effect of current and prior year credits	(31.4)%	1.7%	2.9%
Change in unrecognized tax benefits	10.9%	—%	—%
Other permanent differences	14.9%	—%	—%
Prior year return to provision adjustments	7.3%	—%	—%
Adjustments to deferred taxes	—%	1.6%	0.6%
Valuation allowance	(0.5)%	(1.6)%	(6.6)%
Other, net	—%	(2.7)%	1.4%
Effective income tax rate	38.6%	106.0%	7.1%
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current expense (benefit)
Federal	$(2,573)	$(34,445)	$23,752
State	816	1,216	779
Foreign	724	(1,417)	(582)
Total current	(1,033)	(34,646)	23,949
Deferred expense (benefit)
Federal	4,691	(89,820)	(27,307)
State	3,325	9,266	(6,586)
Foreign	(1,634)	(1,653)	1,865
Total deferred	6,382	(82,207)	(32,028)
Total income tax expense (benefit)	$5,349	$(116,853)	$(8,079)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2018	2017
Deferred tax assets
Net operating loss carryforwards	$56,701	$38,914
Accrued liabilities	50,558	49,619
Intangible assets	20,346	26,029
Other assets including credits	23,070	11,967
Foreign tax credit carryforwards	6,601	6,601
Total deferred tax assets	157,276	133,130
Valuation allowance	(39,961)	(40,074)
Deferred tax assets, net	117,315	93,056
Deferred tax liabilities
Rental merchandise	(177,794)	(139,425)
Property assets	(32,571)	(40,712)
Other liabilities	(453)	—
Total deferred tax liabilities	(210,818)	(180,137)
Net deferred taxes	$(93,503)	$(87,081)
At December 31, 2018, we have net operating loss carryforwards of approximately $65.6 million for federal, $453.2 million for state, and $61.2 million for foreign jurisdictions, partially offset by valuation allowance. We also had federal, state and foreign tax credit carryforwards of approximately $16.9 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years from 2019 and 2038. The federal net operating loss will be carried forward indefinitely.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2012. We are currently under examination in the U.S. and various states. We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our consolidated statement of operations, financial condition, statement of cash flows or earnings per share.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In 2018, we increased the valuation allowance against net operating losses and credits in multiple state jurisdictions. The valuation allowance related to foreign deferred tax assets was decreased due to utilization of losses in the current year. However, management believes certain foreign losses and deferred tax assets will not be realized and has recorded a valuation allowance related to these assets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning unrecognized tax benefit balance	$37,319	$33,723	$27,164
(Reductions) additions based on tax positions related to current year	(206)	(2,280)	773
Additions for tax positions of prior years	735	6,688	8,396
Reductions for tax positions of prior years	(488)	(368)	(2,246)
Settlements	(996)	(444)	(364)
Ending unrecognized tax benefit balance	$36,364	$37,319	$33,723
Included in the balance of unrecognized tax benefits at December 31, 2018, is $6.2 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the next twelve months, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $19.7 million either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, we have accrued approximately $3.4 million for the payment of interest for uncertain tax positions and recorded interest expense of approximately $80 thousand for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above. These amounts are net of the reversal of interest expense due to settlement of certain tax positions.
The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations. This results in stranded tax effects in accumulated other comprehensive income at December 31, 2018. Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate. We did not exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.
Note I— Senior Debt
We are party to a Credit Agreement with BBVA Compass Bank, HSBC, and SunTrust Bank, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the several lenders from time to time parties thereto, dated March 19, 2014, as amended on February 1, 2016, September 30, 2016, March 31, 2017, June 6, 2017, and December 12, 2018 (the “Fifth Amendment”) and as so amended, (the "Credit Agreement"). The Credit Agreement currently provides a senior credit facility consisting of a $200.0 million revolving credit facility (the "Revolving Facility").
There were no outstanding borrowings under the Term Loans or Revolving Facility at December 31, 2018 and $48.6 million and $85.0 million at December 31, 2017, respectively. Total unamortized debt issuance costs reported in the consolidated balance sheet at December 31, 2018 and 2017 were $2.6 million and $5.2 million, respectively. The Revolving Facility has a scheduled maturity of December 31, 2019.
The debt facilities as of December 31, 2018 and 2017 are as follows:

		December 31, 2018			December 31, 2017
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Term Loan(1)		$—	$—	$—	$225,000	$48,563	$—
Revolving Facility	December 31, 2019	200,000	—	95,900	350,000	85,000	109,700
Total		200,000	—	95,900	575,000	133,563	109,700
Other indebtedness:
Line of credit	August 20, 2019	12,500	—	12,500	12,500	5,735	6,765
Total		$212,500	—	$108,400	$587,500	139,298	$116,465
Unamortized debt issuance costs			—	(2)		(5,173)
Total senior debt, net			$—			$134,125
(1) During the third quarter of 2018 the outstanding Term Loans were repaid in full.
(2) At December 31, 2018 there was $2.6 million in unamortized debt issuance costs included in other assets on the consolidated balance sheet.
The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2018 and 2017, the amounts available under the revolving credit facility were reduced by approximately $92.0 million and $94.0 million, respectively, for our outstanding letters of credit, resulting in availability of $95.9 million in our revolving credit facility, net of Reserves, as defined in the Credit Agreement.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.00% and 1.00%, respectively, at December 31, 2018, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee for the fourth quarter of 2018 was $1.0 million and was equal to 0.50% of the unused portion of the Revolving Facility.
The aggregate outstanding amounts (including after any draw request) under the Revolving Facility may not exceed the Borrowing Base. The Borrowing Base is tied to the Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, reduced by

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves, as defined in the Credit Agreement. We provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless liquidity is less than 20% of the maximum borrowing capacity of the Revolving Facility or $60 million, in which case we must provide weekly information.
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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limit our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay cash dividends in excess of $15 million annually when the Consolidated Total Leverage Ratio is greater than 3.75:1;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

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
The Credit Agreement permits us to increase the amount of the Revolving Facility from time to time on up to three occasions, in an aggregate amount of no more than $100 million. We may request an Incremental Revolving Loan, provided that at the time of such request, we are not in default, have obtained the consent of the administrative agent and the lenders providing such increase, and after giving effect thereto, (i) the Consolidated Fixed Charge Coverage Ratio on a pro forma basis is no less than 1.10:1, (ii) the Total Revolving Extensions of Credit do not exceed the Borrowing Base, and (iii) if the request occurs during a Minimum Availability Period, the Availability must be more than the Availability Threshold Amount.
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
In connection with entering into the Fifth Amendment to the Credit Agreement, we recorded a write-down of previously unamortized debt issuance costs of approximately $0.5 million in the fourth quarter of 2018. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $2.1 million, which were capitalized in the fourth quarter of 2018, and will be amortized to interest expense over the remaining term of the agreement.
The Credit Agreement requires us to comply with a Consolidated Fixed Charge Coverage ratio of no less than 1.10:1. Breach of this covenant shall result in a Minimum Availability Period, which requires us to maintain $50.0 million of excess availability on the Revolving Facility.
The table below shows the required and actual ratios under the Credit Agreement calculated as of December 31, 2018:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	3.64:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received for the 12-month period ending December 31, 2018 ($156.4 million), by consolidated fixed charges for the 12-month period ending December 31, 2018 ($42.9 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 3.64:1 as of December

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2018 was above the minimum requirement of 1.10:1 under the Credit Agreement. Availability under our Revolving Facility was $95.9 million at December 31, 2018.
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
In addition to the Revolving Facility discussed above, we maintain a $12.5 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. As of December 31, 2018, we had no outstanding borrowings against this line of credit and $5.7 million outstanding borrowings at December 31, 2017.
Liquidity
As described above, our Revolving Facility is scheduled to mature in December 2019. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations, together with availability under our Credit Agreement for the remainder of its term, will be sufficient to fund our operations during the next 12 months.
Note J — Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of December 31, 2018 and 2017, was $292.7 million, reduced by $1.2 million and $1.8 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of December 31, 2018 and 2017, was $250.0 million, reduced by $1.5 million and $2.1 million of unamortized issuance costs, respectively.
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
The 6.625% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313% (the current premium is 100%). The 6.625% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6.625% notes also require that upon the occurrence of a change of control (as defined in the 2010

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
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
Note K — Commitments and Contingencies
Leases
We lease space for all of our Core U.S. and Mexico stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2024. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $206.3 million, $209.7 million and $231.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2018 are as follows:

(In thousands)	Operating Leases
2019	$145,345
2020	116,785
2021	80,362
2022	47,417
2023	16,460
Thereafter	2,280
Total future minimum rental payments	$408,649

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
We are subject to unclaimed property audits by states in the ordinary course of business. The property subject to review in this audit process included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. The negotiated settlements did not have a material impact to our financial statements.
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in the Federal District Court for the Eastern District of Texas in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated by the court into the Hall matter. On October 8, 2018, the parties agreed to settle this matter for $11 million. The court granted preliminary approval of the settlement on December 13, 2018. Under the terms of the settlement our insurance carrier paid an aggregate of $11 million in cash, subsequent to December 31, 2018, which will be distributed to an agreed upon class of claimants who purchased our common stock from July 27, 2015 through October 10, 2016, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. A hearing to finally approve the settlement is scheduled for May 3, 2019.
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
Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Vintage Capital Management, LLC, and B. Riley Financial, Inc. v. Rent-A-Center, Inc. On December 18, 2018, after the Company did not receive an extension notice from Vintage Rodeo Parent, LLC (“Vintage”) that was required by December 17, 2018 to extend the Merger Agreement’s stated End Date, we terminated the Merger Agreement. Our Board of Directors determined that terminating the Merger Agreement was in the best interests of our stockholders, and instructed Rent-A-Center’s management to exercise the Company’s right to terminate the Merger Agreement and make a demand on Vintage for the $126.5 million reverse breakup fee owed to us following the termination of the Merger Agreement. On December 21, 2018, Vintage and its affiliates filed a lawsuit in Delaware Court of Chancery against Rent-A-Center, asserting that the Merger Agreement remained in effect, and that Vintage did not owe Rent-A-Center the $126.5 million reverse breakup fee associated with out termination of the Merger Agreement. B. Riley, a guarantor of the payment of the reverse breakup fee, later joined the lawsuit brought by Vintage in Delaware Court of Chancery. In addition, we brought a counterclaim against Vintage and B. Riley asserting our right to payment of the reverse breakup fee.
On February 11th and 12th of 2019, a trial was held in Delaware Court of Chancery in the lawsuit arising from Rent-A-Center's termination of the Merger Agreement. While it is difficult to predict the outcome of litigation, we believe Rent-A-Center, under the express and unambiguous language of that agreement, had a clear right to terminate the Merger Agreement and that it is entitled to the $126.5 million reverse breakup fee. Oral argument on the parties' post-trial briefs is scheduled for Monday, March 11th.
In the event that the Merger Agreement is reinstated by the court and the transaction is completed, we expect to pay estimated financial advisory fees of approximately $15 million.
Note L — Other Charges
2018 Cost Savings Initiatives. During the year ended December 31, 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges of $13.1 million in severance and other payroll-related costs, $6.8 million in contract termination fees, $2.3 million in other miscellaneous shutdown costs, $3.4 million in lease obligation costs, $1.9 million in legal and advisory fees, $1.9 million related to the write-down of capitalized software, and $1.0 million in disposal of fixed assets.
Store Consolidation Plan. During the year ended December 31, 2018, we closed 138 Core U.S. stores and 9 locations in Mexico, resulting in pre-tax charges of $11.2 million, consisting of $8.1 million in lease obligation costs, $1.6 million in disposal of fixed assets, $1.3 million in other miscellaneous shutdown costs, and $0.2 million in severance and other payroll-related cost.
Write-down of Capitalized Software. During 2018 and 2017, we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.2 million and $18.2 million, respectively, related to the write-down of capitalized assets and termination of associated license agreements.
Effects of Hurricanes. During the second half of 2018, Hurricane Florence and Michael caused damage in North Carolina, South Carolina, and Florida resulting in pre-tax expenses of approximately $0.6 million for inventory losses, store repair costs, fixed asset write-offs, and employee assistance. During the third quarter of 2017, Hurricanes Harvey, Irma and Maria caused significant damage in the continental United States and surrounding areas, including Texas, Florida, and Puerto Rico, resulting in pre-tax expenses of approximately $4.5 million for inventory losses, store repair costs, fixed asset write-offs, and employee assistance. Approximately $2.1 million of these pre-tax expenses related to Hurricanes Harvey and Irma, while the remaining $2.4 million related to Hurricane Maria.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Claims Settlement. In the fourth quarter of 2016, we recognized a gain of $2.2 million related to a legal claims settlement.
Activity with respect to other charges for the years ended December 31, 2017 and 2018 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2016	Charges & Adjustments	Payments	Accrued Charges at December 31, 2017	Charges & Adjustments	Payments	Accrued Charges at December 31, 2018
Cash charges:
Labor reduction costs	$1,393	$3,765	$(3,484)	$1,674	$13,321	$(7,372)	$7,623
Lease obligation costs	6,628	457	(4,980)	2,105	11,952	(9,175)	4,882
Contract termination costs	—	—	—	—	6,750	(6,750)	—
Other miscellaneous	—	723	(723)	—	2,696	(2,696)	—
Total cash charges	$8,021	4,945	$(9,187)	$3,779	34,719	$(25,993)	$12,505
Non-cash charges:
Rental merchandise losses		18,417			620
Asset impairments, including capitalized software		19,237			6,825
Impairment of intangible asset		3,896			—
Other(1)		12,724			17,160
Total other charges		$59,219			$59,324
(1) Other primarily includes incremental legal and advisory fees associated with our strategic review and merger related activities, partially offset by insurance claims recoveries related to 2017 hurricanes for the year ended December 31, 2018 and primarily includes incremental legal and advisory fees, effects of hurricanes, and legal settlements for the year ended December 31, 2017.
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
On March 9, 2016, upon the recommendation of the Compensation Committee, the Board adopted, subject to stockholder approval, the 2016 Plan and directed that it be submitted for the approval of the stockholders. On June 2, 2016, the stockholders approved the 2016 Plan. The 2016 Plan authorizes the issuance of a total of 6,500,000 shares of common stock. Any shares of common stock granted in connection with an award of stock options or stock appreciation rights will be counted against this limit as one share and any shares of common stock granted in connection with awards of restricted stock, restricted stock units, deferred stock or similar forms of stock awards other than stock options and stock appreciation rights will be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such awards. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2016 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock; and (3) no employee will be granted performance-based cash awards for more than $5,000,000. At December 31, 2018 and 2017, there were 2,625,206 and 1,705,660 shares, respectively, allocated to equity awards outstanding in the 2016 Plan.
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2018 and 2017, there were 1,022,482 and 1,554,931 shares, respectively, allocated to equity awards outstanding in the 2006 Plan. The 2006 Plan expired in accordance with its terms on March 24, 2016, and all shares remaining available for grant under the 2006 Plan were canceled.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 677,074 and 1,037,514 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2018 and 2017, respectively. The Equity Incentive Plan expired in accordance with its terms on January 13, 2016, and all shares remaining available for grant under the Equity Incentive Plan were canceled.
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
Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock options	$1,388	$2,023	$2,954
Restricted share units	4,573	1,873	6,255
Total stock-based compensation expense	5,961	3,896	9,209
Tax benefit recognized in the statements of earnings	1,739	1,442	658
Stock-based compensation expense, net of tax	$4,222	$2,454	$8,551
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $2.4 million with a weighted average number of years to vesting of 2.52 at December 31, 2018.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to stock option activity related to the Plans for the year ended December 31, 2018 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2018	2,953,694	$21.34
Granted	522,731	8.73
Exercised	(137,509)	10.19
Forfeited	(373,690)	12.79
Expired	(496,326)	27.40
Balance outstanding at December 31, 2018	2,468,900	$19.37	6.06	$2,090

Exercisable at December 31, 2018	1,424,800	$25.81	4.38	$2,090
The intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $418.9 thousand and $53.3 thousand, respectively, resulting in tax benefits of $146.6 thousand and $18.7 thousand, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows. There were no options exercised during the year ended December 31, 2016.
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$3.80	$2.92	$3.06
Weighted average risk free interest rate	2.51%	1.78%	1.31%
Weighted average expected dividend yield	—%	3.03%	3.16%
Weighted average expected volatility	49.58%	45.44%	39.64%
Weighted average expected life (in years)	4.63	4.50	4.63
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2018	1,344,411	$10.87
Granted	1,188,565	8.73
Vested	(188,029)	23.34
Forfeited	(489,085)	8.66
Balance outstanding at December 31, 2018	1,855,862	$8.82

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2018, was approximately $7.3 million expected to be recognized over a weighted average period of 1.84 years.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2018, 2017 and 2016, we made matching cash contributions of approximately $50 thousand, $100 thousand and $300 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2018, 2017 and 2016. The deferred compensation plan assets and liabilities were approximately $8.7 million and $11.3 million as of December 31, 2018 and 2017, respectively.
Note O — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2018, 2017 and 2016, we made matching cash contributions of $6.3 million, $7.0 million and $7.6 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2018 and 2017, 6.2% and 6.0%, respectively, of the total plan assets consisted of our common stock.
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
At December 31, 2018, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2018 and 2017, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(In thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$285,509	$(7,231)	$292,740	$278,835	$(13,905)
4.75% senior notes	250,000	239,050	(10,950)	250,000	237,500	(12,500)
Total senior notes	$542,740	$524,559	$(18,181)	$542,740	$516,335	$(26,405)
Note Q — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of December 31, 2018. No shares were repurchased during 2018 and 2017.
Common stock repurchases are currently prohibited under the Fifth Amendment to our Credit Agreement. Please see Note I for further discussion of this restriction.
Note R — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers (including tablets), and furniture

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including accessories), and our Core U.S., Mexico and franchising segments also offer smartphones. Reportable segments and their respective operations are defined as follows.
Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 44 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets and other intangible assets.
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
Segment information as of and for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues
Core U.S.	$1,855,712	$1,835,422	$2,069,725
Acceptance Now	722,562	797,987	817,814
Mexico	49,613	47,005	50,927
Franchising	32,578	22,126	24,786
Total revenues	$2,660,465	$2,702,540	$2,963,252

	Year Ended December 31,
(In thousands)	2018	2017	2016
Gross profit
Core U.S.	$1,299,809	$1,276,212	$1,467,679
Acceptance Now	339,616	400,002	422,381
Mexico	34,364	32,592	35,549
Franchising	14,379	9,736	9,440
Total gross profit	$1,688,168	$1,718,542	$1,935,049
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the twelve months ended December 31, 2018, book value adjustments on intercompany rental merchandise transfers were $12.0 million, resulting in a corresponding increase in gross profit for the Core U.S. and decrease in gross profit for Acceptance Now.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating profit (loss)
Core U.S.	$147,787	$86,196	$(1,020)
Acceptance Now	93,951	48,618	105,925
Mexico	2,605	(260)	(2,449)
Franchising	4,385	5,081	5,650
Total segments	248,728	139,635	108,106
Corporate	(192,591)	(202,694)	(174,702)
Total operating profit (loss)	$56,137	$(63,059)	$(66,596)
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the twelve months ended December 31, 2018, book value adjustments for inventory charge-offs related to intercompany rental merchandise transfers were $2.2 million, resulting in a corresponding increase in operating profit for the Core U.S. and decrease in operating profit for Acceptance Now.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Depreciation, amortization and write-down of intangibles
Core U.S.(1)	$25,566	$31,070	$39,734
Acceptance Now(2)	1,677	2,498	3,309
Mexico	1,006	1,973	3,179
Franchising	172	177	177
Total segments	28,421	35,718	46,399
Corporate	40,525	38,921	34,057
Total depreciation, amortization and write-down of intangibles	$68,946	$74,639	$80,456
(1) We recorded a goodwill impairment charge of $151.3 million in the Core U.S. segment during the fourth quarter of 2016, not included in the table above.
(2) We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first quarter of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Consolidated Statement of Operations.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Capital expenditures
Core U.S.	$17,173	$26,506	$20,802
Acceptance Now	203	2,723	2,330
Mexico	295	124	283
Total segments	17,671	29,353	23,415
Corporate	10,291	36,107	37,728
Total capital expenditures	$27,962	$65,460	$61,143

	December 31,
(In thousands)	2018	2017	2016
On rent rental merchandise, net
Core U.S.	$424,829	$408,993	$426,845
Acceptance Now	242,978	278,443	354,486
Mexico	16,001	14,367	13,787
Total on rent rental merchandise, net	$683,808	$701,803	$795,118

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(In thousands)	2018	2017	2016
Held for rent rental merchandise, net
Core U.S.	$117,294	$156,039	$192,718
Acceptance Now	1,207	4,940	7,489
Mexico	5,161	6,209	6,629
Total held for rent rental merchandise, net	$123,662	$167,188	$206,836

	December 31,
(In thousands)	2018	2017	2016
Assets by segment
Core U.S.	$714,914	$776,296	$860,717
Acceptance Now	312,151	350,970	432,383
Mexico	29,321	33,529	31,415
Franchising	4,287	3,802	2,197
Total segments	1,060,673	1,164,597	1,326,712
Corporate	336,244	256,184	276,029
Total assets	$1,396,917	$1,420,781	$1,602,741

	December 31,
(In thousands)	2018	2017	2016
Assets by country
United States	$1,366,405	$1,383,004	$1,567,933
Mexico	29,321	33,529	31,415
Canada	1,191	4,248	3,393
Total assets	$1,396,917	$1,420,781	$1,602,741

	Year Ended December 31,
(In thousands)	2018	2017	2016
Rentals and fees by inventory category
Furniture and accessories	$962,241	$921,159	$927,537
Consumer electronics	410,184	459,942	553,976
Appliances	344,548	351,893	391,539
Computers	120,756	124,158	148,889
Smartphones	62,592	57,927	93,449
Other products and services	344,539	352,662	384,663
Total rentals and fees	$2,244,860	$2,267,741	$2,500,053

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue by country
United States	$2,610,432	$2,654,819	$2,911,613
Mexico	49,612	47,005	50,927
Canada	421	716	712
Total revenues	$2,660,465	$2,702,540	$2,963,252

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Numerator:
Net earnings (loss)	$8,492	$6,653	$(105,195)
Denominator:
Weighted-average shares outstanding	53,471	53,282	53,121
Effect of dilutive stock awards(1)	1,071	562	—
Weighted-average dilutive shares	54,542	53,844	53,121

Basic earnings (loss) per share	$0.16	$0.12	$(1.98)
Diluted earnings (loss) per share	$0.16	$0.12	$(1.98)
Anti-dilutive securities excluded from diluted earnings (loss) per common share:
Anti-dilutive restricted share units	—	—	482
Anti-dilutive performance share units	200	329	880
Anti-dilutive stock options	1,498	2,554	3,072

(1)	There was no dilutive effect to the loss per common share for the year ended December 31, 2016 due to the net loss incurred for the period.
Note T — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2018, and 2017 is as follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Revenues	$698,043	$655,730	$644,942	$661,750
Gross profit	436,978	423,886	407,740	419,564
Operating profit (loss)	(10,270)	27,151	25,632	13,624
Net (loss) earnings	(19,843)	13,753	12,918	1,664
Basic (loss) earnings per common share	$(0.37)	$0.26	$0.24	$0.03
Diluted (loss) earnings per common share	$(0.37)	$0.25	$0.24	$0.03

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Revenues	$741,986	$677,635	$643,965	$638,954
Gross profit	462,663	432,533	412,465	410,881
Operating profit (loss)	1,152	(873)	(8,445)	(54,893)
Net earnings (loss)	(6,679)	(8,893)	(12,599)	34,824
Basic earnings (loss) per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Diluted earnings (loss) per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Cash dividends declared per common share	$0.08	$0.08	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the year ended December 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

10.4
Fifth Amendment to the Credit Agreement, dated as of December 12, 2018, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of December 12, 2018.)

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
Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Mitchell E. Fadel

/s/ MAUREEN B. SHORT	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Maureen B. Short

/s/ JEFFREY J. BROWN	Director	March 1, 2019
Jeffrey J. Brown

/s/ MICHAEL J. GADE	Director	March 1, 2019
Michael J. Gade

/s/ CHRISTOPHER B. HETRICK	Director	March 1, 2019
Christopher B. Hetrick

/s/ J. V. LENTELL	Director	March 1, 2019
J. V. Lentell