Form 10-K/A
period 2018-12-31
RENT A CENTER INC DE
filed 2019-03-06
CIK 933036

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

.

Explanatory Note
Rent-A-Center, Inc. is filing this Amendment No. 1 (“Amendment No. 1) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed effective March 1, 2019 (the “Original Form 10-K”), solely to correct an administrative error in the content of Exhibit 23.1, Consent of KPMG LLP (the “Consent”). The Consent in the Original Form 10-K incorrectly identified the date of the reports of KPMG LLP included in the Original Form 10-K. A new consent with the corrected date is filed as Exhibit 23.1 attached hereto.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly this Amendment No. 1 should be read in conjunction with the Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.
Item 9.01 Financial Statements and Exhibits.
(d) The following exhibits are being filed herewith:

Exhibit No.	Description
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RENT-A-CENTER, INC.

Date:	March 6, 2019	By:	/s/ Maureen B. Short
Maureen B. Short
Chief Financial Officer