Form 10-Q
period 2019-03-31
RENT A CENTER INC DE
filed 2019-05-09
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2019:

Class	Outstanding
Common stock, $.01 par value per share	54,061,547

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$563,354	$564,714
Merchandise sales	104,470	107,356
Installment sales	15,436	16,404
Other	664	2,584
Total store revenues	683,924	691,058
Franchise
Merchandise sales	8,456	3,634
Royalty income and fees	4,314	3,351
Total revenues	696,694	698,043
Cost of revenues
Store
Cost of rentals and fees	155,372	156,095
Cost of merchandise sold	103,391	96,353
Cost of installment sales	4,924	5,242
Total cost of store revenues	263,687	257,690
Franchise cost of merchandise sold	8,141	3,375
Total cost of revenues	271,828	261,065
Gross profit	424,866	436,978
Operating expenses
Store expenses
Labor	161,656	181,074
Other store expenses	163,794	185,949
General and administrative expenses	32,924	44,870
Depreciation, amortization and impairment of intangibles	15,773	17,900
Other charges	33,370	17,455
Total operating expenses	407,517	447,248
Operating profit (loss)	17,349	(10,270)
Interest expense	9,389	11,360
Interest income	(874)	(209)
Earnings (loss) before income taxes	8,834	(21,421)
Income tax expense (benefit)	1,511	(1,578)
Net earnings (loss)	$7,323	$(19,843)
Basic earnings (loss) per common share	$0.14	$(0.37)
Diluted earnings (loss) per common share	$0.13	$(0.37)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In thousands)
Net earnings (loss)	$7,323	$(19,843)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $138 and $438 for the three months ended 2019 and 2018, respectively	521	1,648
Total other comprehensive income	521	1,648
Comprehensive income (loss)	$7,844	$(18,195)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$237,744	$155,391
Receivables, net of allowance for doubtful accounts of $4,468 and $4,883 in 2019 and 2018, respectively	63,761	69,645
Prepaid expenses and other assets	39,885	51,352
Rental merchandise, net
On rent	647,536	683,808
Held for rent	120,385	123,662
Merchandise held for installment sale	3,662	3,834
Property assets, net of accumulated depreciation of $548,549 and $551,750 in 2019 and 2018, respectively	211,898	226,323
Operating lease right-of-use assets	273,833	—
Deferred tax asset	25,568	25,558
Goodwill	56,815	56,845
Other intangible assets, net	329	499
Total assets	$1,681,416	$1,396,917
LIABILITIES
Accounts payable – trade	$118,904	$113,838
Accrued liabilities	326,660	337,459
Operating lease liabilities	284,488	—
Deferred tax liability	116,755	119,061
Senior notes, net	540,357	540,042
Total liabilities	1,387,164	1,110,400
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 110,412,469 and 109,909,504 shares issued in 2019 and 2018, respectively	1,104	1,099
Additional paid-in capital	840,298	838,436
Retained earnings	811,271	805,924
Treasury stock at cost, 56,369,752 shares in 2019 and 2018	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(10,744)	(11,265)
Total stockholders' equity	294,252	286,517
Total liabilities and stockholders' equity	$1,681,416	$1,396,917
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
Net earnings	—	—	—	7,323	—	—	7,323
Other comprehensive income	—	—	—	—	—	521	521
Exercise of stock options	284	3	2,889	—	—	—	2,892
Vesting of restricted share units	218	2	(2)	—	—	—	—
Shares withheld for employee taxes on awards vested & exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	709	—	—	—	709
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Balance at March 31, 2019	110,412	$1,104	$840,298	$811,271	$(1,347,677)	$(10,744)	$294,252
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$7,323	$(19,843)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	155,111	154,131
Bad debt expense	2,942	3,437
Stock-based compensation expense	709	1,862
Depreciation of property assets	15,693	17,742
Loss on sale or disposal of property assets	1,341	1,913
Amortization and impairment of intangibles	79	157
Amortization of financing fees	973	1,343
Amortization of right-of-use operating lease assets	26,824	—
Deferred income taxes	(1,913)	(1,267)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(123,966)	(103,439)
Receivables	2,942	1,563
Prepaid expenses and other assets	11,588	(2,941)
Operating lease liabilities	(25,316)	—
Accounts payable – trade	5,066	498
Accrued liabilities	(3,621)	29,321
Net cash provided by operating activities	75,775	84,477
Cash flows from investing activities
Purchase of property assets	(2,508)	(8,649)
Proceeds from sale of property assets	8,475	9,463
Acquisitions of businesses	—	(440)
Net cash provided by investing activities	5,967	374
Cash flows from financing activities
Exercise of stock options	2,892	375
Shares withheld for payment of employee tax withholdings	(2,330)	(205)
Debt issuance costs	(157)	—
Proceeds from debt	5,400	26,850
Repayments of debt	(5,400)	(104,448)
Net cash provided by (used in) financing activities	405	(77,428)
Effect of exchange rate changes on cash	206	1,002
Net increase in cash and cash equivalents	82,353	8,425
Cash and cash equivalents at beginning of period	155,391	72,968
Cash and cash equivalents at end of period	$237,744	$81,393
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Our Acceptance Now segment, which operates in the United States and Puerto Rico, generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers’ locations. Those kiosks can be staffed by an Acceptance Now employee (staffed locations) or employ a virtual solution where customers initiate the rent-to-own transaction online in the retailers' locations using our virtual solution (direct locations).
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
Newly Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms of 12 months or less) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Adoption under ASU 2016-02 requires the use of a modified retrospective transition method to measure leases at the beginning of the earliest period presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11, allowing companies to apply a transition method for adoption of the new standard as of the adoption date, with recognition of any cumulative-effects as adjustments to the opening balance of retained earnings in the period of adoption. We adopted these ASU's beginning January 1, 2019 and elected the transition method under ASU 2018-11.
The company's rent-to-own agreements which comprise the majority of our annual revenue fall within the scope of ASU 2016-02 under lessor accounting, however, the new standard does not significantly affect the timing of recognition or presentation of revenue for our rental contracts.
As a lessee, the new standard affected a substantial portion of our lease contracts. As of March 31, 2019, we have $273.8 million operating lease right-of-use assets and $284.5 million operating lease liabilities in our condensed consolidated balance sheet. Upon adoption we identified impairment losses related to closure of our product service centers and Core U.S. stores resulting in a cumulative-effect decrease of $2.0 million, net of tax, to our January 1, 2019 retained earnings balance. There were no significant affects to our condensed consolidated statements of operations or condensed consolidated statements of cash flows.
We elected a package of optional practical expedients in our adoption of the new standard, including the option to retain the current classification for leases entered into prior to the date of adoption; the option not to reassess initial direct costs for capitalization

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for leases entered into prior to the date of adoption; and the option not to separate lease and non-lease components for our rent-to-own agreements as a lessor, and our real estate, and certain equipment leases as a lessee.
In conjunction with the adoption of the new lease accounting standard, we implemented a new back-office lease administration and accounting system to support the new accounting and disclosure requirements as a lessee. In addition, we implemented changes to our previous accounting policies, processes, and internal controls to ensure compliance with the new standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a company to reclassify to retained earnings the disproportionate income tax effects of the Tax Act on items with accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income. The adoption of ASU 2018-02 was required for us beginning January 1, 2019. We do not exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.
Note 2 - Revenues
The following table disaggregates our revenue for the periods ended March 31, 2019:

	Three Months Ended March 31, 2019
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$407,580	$143,193	$12,581	$—	$563,354
Merchandise sales	50,558	53,156	756	—	104,470
Installment sales	15,436	—	—	—	15,436
Other	483	173	8	—	664
Total store revenues	474,057	196,522	13,345	—	683,924
Franchise
Merchandise sales	—	—	—	8,456	8,456
Royalty income and fees	—	—	—	4,314	4,314
Total revenues	$474,057	$196,522	$13,345	$12,770	$696,694

	Three Months Ended March 31, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$412,642	$140,824	$11,248	$—	$564,714
Merchandise sales	50,584	56,006	766	—	107,356
Installment sales	16,404	—	—	—	16,404
Other	2,411	156	17	—	2,584
Total store revenues	482,041	196,986	12,031	—	691,058
Franchise
Merchandise sales	—	—	—	3,634	3,634
Royalty income and fees	—	—	—	3,351	3,351
Total revenues	$482,041	$196,986	$12,031	$6,985	$698,043
Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Merchandise is leased to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Generally, the customer has the right to acquire title of the merchandise

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received for rental payments, including processing fees, prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. We offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales. At March 31, 2019 and December 31, 2018, we had $44.7 million and $42.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement and receive a refund for payments previously made towards the plan. At March 31, 2019 and December 31, 2018, we had $2.8 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consists of external maintenance and repair services provided by the Company’s service department, in addition to other miscellaneous product plans offered to our rental and installment customers. The Company’s service department is a licensed warranty service provider and performs service maintenance and merchandise repair for qualified warranty guarantees, on behalf of merchandise vendors. In addition, we provide external maintenance and repair services for our franchisees, and other external businesses and individual customers. Revenue for warranty services is recognized when service is complete and a claim has been submitted to the original vendor issuing the warranty guarantee. Revenue for external repair and maintenance services are recognized when services provided are complete and the customer has been billed. Costs incurred for repair services are recognized as incurred in labor and other store expenses. We completed the shut down of our service department operations early in the first quarter of 2019. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2019 and December 31, 2018, we had $4.3 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 - Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

(In thousands)	March 31, 2019	December 31, 2018
Installment sales receivable	$51,534	$54,746
Trade and notes receivables	16,695	19,782
Total receivables	68,229	74,528
Less allowance for doubtful accounts	(4,468)	(4,883)
Total receivables, net of allowance for doubtful accounts	$63,761	$69,645
The allowance for doubtful accounts related to installment sales receivable was $3.1 million and $3.6 million at March 31, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts related to trade and notes receivable was $1.4 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	March 31, 2019
Beginning allowance for doubtful accounts	$4,883
Bad debt expense	2,942
Accounts written off	(3,544)
Recoveries	187
Ending allowance for doubtful accounts	$4,468
Note 4 - Leases
We lease space for all of our Core U.S. and Mexico stores under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. We have elected not to use the short-term lease exemption for our real estate leases. Therefore, we include month-to-month leases in operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet. In certain store sales, we enter into lease assignment agreements with the buyer, but remain as the primary obligor under the original lease for the remaining active term. These leases are therefore classified as subleases and included in our operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet.
We lease vehicles for all of our Core U.S. stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded from our operating lease right-of-use assets within our condensed consolidated balance sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2022 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage and certain back office technology hardware assets.
For all of the leases described above, we have elected to use the practical expedient not to separate the lease and non-lease components and account for these as a single component. We have also elected the practical expedients that remove the requirement to reassess whether expired or existing contracts contain leases and the requirement to reassess the lease classification for any existing leases prior to the adoption date.
Operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Total operating lease costs by expense type:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost included in other store expenses(1)	$36,553
Operating lease cost included in other charges	2,141
Sublease receipts	(1,676)
Total operating lease charges	$37,018
(1) Includes short-term and variable lease costs, which are not significant.
Supplemental cash flow information related to leases:

Three Months Ended
(in thousands)	March 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$30,077
Cash paid for short-term operating leases not included in operating lease liabilities	6,941
Right-of-use assets obtained in exchange for new operating lease liabilities	3,927
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	March 31, 2019
Weighted-average discount rate(1)	7.9%
Weighted-average remaining lease term (in years)	3
(1) January 1, 2019 borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at March 31, 2019:

(In thousands)	Operating Leases
2019	$91,427
2020	100,444
2021	68,804
2022	40,369
2023	16,712
Thereafter	3,194
Total undiscounted operating lease liabilities	320,950
Less: Interest	(36,462)
Total present value of operating lease liabilities	$284,488

In accordance with ASC 840, future minimum rental payments for operating leases with remaining lease terms in excess of one year, at December 31, 2018:

(In thousands)	Operating Leases
2019	$145,345
2020	116,785
2021	80,362
2022	47,417
2023	16,460
Thereafter	2,280
Total future minimum rental payments	408,649

Note 5 - Senior Debt
We are party to a Credit Agreement with BBVA Compass Bank, HSBC, and SunTrust Bank, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the several lenders from time to time parties thereto, dated March

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19, 2014, as amended on February 1, 2016, September 30, 2016, March 31, 2017, June 6, 2017, and December 12, 2018 (the “Fifth Amendment”) and as so amended, (the "Credit Agreement"). The Credit Agreement currently provides a senior credit facility consisting of a $200 million revolving credit facility (the "Revolving Facility").
There were no outstanding borrowings under the Revolving Facility at March 31, 2019 or December 31, 2018. Total unamortized debt issuance costs reported in the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018 were $2.1 million and $2.6 million, respectively. The Revolving Facility has a scheduled maturity of December 31, 2019. We also utilize the Revolving Facility for the issuance of letters of credit. As of March 31, 2019, we have issued letters of credit in the aggregate amount of $92 million.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.00% and 1.00%, respectively, at March 31, 2019, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly. The commitment fee fluctuates dependent upon increases or decreases in our Consolidated Total Leverage Ratio as of the end of the previous quarter. The commitment fee for the first quarter of 2019 was $0.7 million, equal to 0.40% of the unused portion of the Revolving Facility based on our Total Leverage Ratio as of December 31, 2018.
The aggregate outstanding amounts (including after any draw request) under the Revolving Facility may not exceed the Borrowing Base. The Borrowing Base is tied to the Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, reduced by Reserves, as defined in the Credit Agreement. We provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless liquidity is less than 20% of the maximum borrowing capacity of the Revolving Facility or $40 million, in which case we must provide weekly information.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In connection with entering into the Fifth Amendment to the Credit Agreement, we recorded a write-down of previously unamortized debt issuance costs of approximately $0.5 million in the fourth quarter of 2018. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $2.1 million, which were capitalized in the fourth quarter of 2018 and will be amortized to interest expense over the remaining term of the agreement.
The Credit Agreement requires us to comply with a Consolidated Fixed Charge Coverage ratio of no less than 1.10:1. Breach of this covenant shall result in a Minimum Availability Period, which requires us to maintain $50.0 million of excess availability on the Revolving Facility.
The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2019:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	5.13:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received for the 12-month period ending March 31, 2019 ($204.0 million), by consolidated fixed charges for the 12-month period ending March 31, 2019 ($39.7 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 5.13:1 as of March 31, 2019 was above the minimum requirement of 1.10:1 under the Credit Agreement. Availability under our Revolving Facility was $95.1 million at March 31, 2019.
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
In addition to the Revolving Facility discussed above, we maintain a $12.5 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. As of March 31, 2019 and December 31, 2018, we had no outstanding borrowings against this line of credit.
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
Note 6 - Senior Notes
On November 2, 2010, we issued $300 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of March 31, 2019 and December 31, 2018, was $292.7 million, reduced by $1.0 million and $1.2 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of March 31, 2019 and December 31, 2018, was $250.0 million, reduced by $1.3 million and $1.5 million of unamortized issuance costs, respectively.

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
The 6.625% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313% (the current premium is 100.000%). The 6.625% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6.625% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
The 4.75% notes may be redeemed on or after May 1, 2016, at our option, in whole or in part, at a premium declining from 103.563% (the current premium is 100.000%). The 4.75% notes may be redeemed on or after May 1, 2019, at our option, in whole or in part, at par. The 4.75% notes also require that upon the occurrence of a change of control (as defined in the 2013 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
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
Note 7 - Fair Value
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
At March 31, 2019, our financial instruments include cash and cash equivalents, receivables, payables and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2019 and December 31, 2018, because of the short maturities of these instruments.
The fair value of our senior notes is based on Level 1 inputs and was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$292,740	$—	$292,740	$285,509	$(7,231)
4.75% senior notes	250,000	244,000	(6,000)	250,000	239,050	(10,950)
Total senior notes	$542,740	$536,740	$(6,000)	$542,740	$524,559	$(18,181)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 - Other Charges
Cost Savings Initiatives. During 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges during the first quarter of 2019 consisting of $4.4 million in lease impairment charges, $3.0 million in severance and other payroll-related costs, $1.1 million in other miscellaneous shutdown costs, $0.2 million in disposal of fixed assets. Cost savings initiatives pre-tax charges during the first quarter of 2018 were $7.1 million in severance and other payroll-related costs, $1.9 million in legal and advisory fees, and $1.3 million in lease obligation costs.
Store Consolidation Plan. During the first quarter of 2019, we closed 28 Core U.S. stores, resulting in pre-tax charges of $0.5 million in lease impairment charges, $0.5 million in other miscellaneous shutdown costs, and $0.3 million in disposal of fixed assets. During the first quarter of 2018, we closed 61 Core U.S. stores and 8 locations in Mexico, resulting in pre-tax charges of $4.6 million, consisting of $3.6 million in lease obligation costs, $0.8 million in disposal of fixed assets, and $0.2 million in other miscellaneous shutdown costs.
Write-down of Capitalized Software. During the first quarter of 2018 we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.9 million, related to the write-down of capitalized assets.
Activity with respect to other charges for the three months ended March 31, 2019 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2018	Charges & Adjustments	Payments & Adjustments	Accrued Charges at March 31, 2019
Cash charges:
Labor reduction costs	$7,623	$3,122	$(6,420)	$4,325
Lease obligation costs(1)	4,882	—	(4,882)	—
Other miscellaneous	—	1,609	(1,609)	—
Total cash charges	$12,505	4,731	$(12,911)	$4,325
Non-cash charges:
Asset impairments(2)		5,309
Other(3)		23,330
Total other charges		$33,370
(1) Upon adoption of ASU 2016-02, previously accrued lease obligation costs related to discontinued operations were eliminated and are now reflected as an adjustment to our operating lease right-of-use assets in our Condensed Consolidated Balance Sheet.
(2) Includes impairments of operating lease right-of-use assets and other property assets related to the closure of RTO stores and our product service centers in the first quarter.
(3) Other primarily includes the Blair class action settlement (refer to Note 11 for additional details), and incremental legal and professional fees related to the merger termination.
Note 9 - Segment Information
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
Segment information for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues
Core U.S.	$474,057	$482,041
Acceptance Now	196,522	196,986
Mexico	13,345	12,031
Franchising	12,770	6,985
Total revenues	$696,694	$698,043

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Gross profit
Core U.S.	$324,640	$336,241
Acceptance Now	86,328	88,805
Mexico	9,269	8,322
Franchising	4,629	3,610
Total gross profit	$424,866	$436,978

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating profit (loss)
Core U.S.	$53,311	$28,387
Acceptance Now	21,513	15,430
Mexico	1,219	497
Franchising	1,778	1,256
Total segments	77,821	45,570
Corporate	(60,472)	(55,840)
Total operating profit (loss)	$17,349	$(10,270)

	Three Months Ended March 31,
(in thousands)	2019	2018
Depreciation, amortization and impairment of intangibles
Core U.S.	$5,472	$6,826
Acceptance Now	348	435
Mexico	140	344
Franchising	30	44
Total segments	5,990	7,649
Corporate	9,783	10,251
Total depreciation, amortization and impairment of intangibles	$15,773	$17,900

	Three Months Ended March 31,
(in thousands)	2019	2018
Capital expenditures
Core U.S.	$558	$4,890
Acceptance Now	47	45
Mexico	3	3
Total segments	608	4,938
Corporate	1,900	3,711
Total capital expenditures	$2,508	$8,649

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2019	December 31, 2018
On rent rental merchandise, net
Core U.S.	$403,518	$424,829
Acceptance Now	228,248	242,978
Mexico	15,770	16,001
Total on rent rental merchandise, net	$647,536	$683,808

(in thousands)	March 31, 2019	December 31, 2018
Held for rent rental merchandise, net
Core U.S.	$114,220	$117,294
Acceptance Now	1,246	1,207
Mexico	4,919	5,161
Total held for rent rental merchandise, net	$120,385	$123,662

(in thousands)	March 31, 2019	December 31, 2018
Assets by segment
Core U.S.	$957,380	$714,914
Acceptance Now	292,032	312,151
Mexico	34,940	29,321
Franchising	6,367	4,287
Total segments	1,290,719	1,060,673
Corporate	390,697	336,244
Total assets	$1,681,416	$1,396,917
Note 10 - Stock-Based Compensation
We recognized $0.7 million and $1.9 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended March 31, 2019 and 2018, respectively. Stock compensation expense recognized during the three months ended March 31, 2019 was impacted by the reversal of unvested stock compensation in the first quarter of 2019 for stock awards previously granted to former employees. During the three months ended March 31, 2019, we did not grant any stock options, market-based performance restricted stock units or time-vesting restricted stock units.
Note 11 - Contingencies
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
We are subject to unclaimed property audits by states in the ordinary course of business. The property subject to review in the audit process include unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws.
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in the Federal District Court for the Eastern District of Texas in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 8, 2018, the parties agreed to settle this matter for $11 million. The court granted preliminary approval of the settlement on December 13, 2018. Under the terms of the settlement our insurance carrier paid in January 2019 an aggregate of $11 million in cash which will be distributed to an agreed upon class of claimants who purchased our common stock from July 27, 2015 through October 10, 2016, as well as used to pay costs of notice and settlement

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

administration, and plaintiffs’ attorneys’ fees and expenses. The settlement was approved by the court at a hearing held on May 3, 2019.
Blair v. Rent-A-Center, Inc. This matter is a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleges various claims, including that our cash sales and total rent to own prices exceed the pricing permitted under the Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement is in the documentation process and is subject to approval by the court. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the impact of this settlement in the first quarter of 2019.
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
On February 11th and 12th of this year, a trial was held in Delaware Court of Chancery in the lawsuit arising from Rent-A-Center's termination of the Merger Agreement. On March 14, 2019, the Delaware Court of Chancery ruled that Rent-A-Center validly terminated the Merger Agreement. As announced on April 22, 2019, we agreed to settle all litigation with Vintage and B. Riley relating to our termination of the Merger Agreement. In the settlement, we will receive a payment of $92.5 million in cash in late May 2019. In connection with the settlement, Rent-A-Center will exchange mutual releases with all other parties with respect to all matters relating to the Merger Agreement, including its termination.
After payment of all remaining costs, fees and expenses relating to the terminated Merger Agreement and arising from the settlement of the litigation, we expect to retain pre-tax proceeds of approximately $80.0 million. We will record the impact of this settlement when payment is received.
Velma Russell v. Acceptance Now. This purported class action arising out of calls made by Acceptance Now to customers’ reference (s) was filed on January 29, 2019 in Massachusetts state court. Specifically, plaintiffs seek to certify a class representing any references of customers (within the state of Massachusetts) during the 4 years prior to the filing date that were contacted by Acceptance Now more frequently during a 12 month period than is permitted by Massachusetts state law. The plaintiffs are seeking injunctive relief and statutory damages of $25 per reference which may be tripled to $75 per reference. References are not parties to our consumer arbitration agreement. We operate 12 Acceptance Now locations in Massachusetts. We intend to vigorously defend these claims; however, we cannot assure you that we will be found to have no liability in this matter.
Federal Trade Commission civil investigative demand. In April 2019, along with other rent-to-own companies, we received a civil investigative demand from the Federal Trade Commission ("FTC") seeking information regarding certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. Although we believe such transactions were in compliance with the FTC Act, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs. The Company is in the process of responding to this inquiry from the FTC.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net earnings (loss)	$7,323	$(19,843)
Denominator:
Weighted-average shares outstanding	53,930	53,406
Effect of dilutive stock awards(1)	1,566	—
Weighted-average dilutive shares	55,496	53,406

Basic earnings (loss) per common share	$0.14	$(0.37)
Diluted earnings (loss) per common share	$0.13	$(0.37)
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	—	874
Anti-dilutive performance share units	—	1,294
Anti-dilutive stock options	1,019	3,033

(1)	There was no dilutive effect to the loss per common share for the three months ended March 31, 2018 due to the net loss incurred for respective period.

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

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	litigation or administrative proceedings to which we are or may be a party to from time to time;

•	a failure to receive the settlement amount associated with the Vintage Capital and B. Riley litigation when due; and

•	the other risks detailed from time to time in our reports furnished or filed with the Securities and Exchange Commission.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
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
Our Strategy
Our strategy has three key pillars including optimizing our cost structure, enhancing our value proposition, and a focus on franchising.

•
Optimizing our cost structure by continuing to capitalize on recent initiatives targeting overhead, supply chain, and other store expenses; in addition to identifying future opportunities to efficiently manage cost within the business.

•	Enhance our value proposition through targeted pricing strategies across product categories aimed at improving traffic trends and increasing ownership.

•	Focus on franchising allowing us to optimize our physical footprint while improving our capital position.
Recent Developments
Merger Termination. On December 18, 2018, we terminated the Merger Agreement with Vintage Capital. On December 21, 2018, Vintage Capital and its affiliates filed a lawsuit in the Delaware Court of Chancery against Rent-A-Center, asserting that the Merger Agreement remained in effect, and that Vintage Capital did not owe Rent-A-Center the $126.5 million reverse breakup fee associated with our termination of the Merger Agreement. On February 11th and 12th of this year, a trial was held in the Delaware Court of Chancery in connection with the lawsuit brought by Vintage Capital (and joined by B Riley) against Rent-A-Center. On March 14, 2019, the Delaware Court of Chancery ruled that Rent-A-Center validly terminated the Merger Agreement. As announced on April 22, 2019, we agreed to settle all litigation with Vintage and B. Riley relating to our termination of the Merger Agreement. In the settlement, we will receive a payment of $92.5 million in cash in late May 2019, of which we expect to retain net pre-tax proceeds of $80 million following payment of all remaining costs, fees and expenses relating to the merger termination.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Overview
During the first quarter of 2019, consolidated revenues decreased approximately $1.3 million, primarily driven by refranchising and closures of certain Core U.S. stores, partially offset by increased same store sales. Operating profit, however, increased for the three months ended March 31, 2019, primarily due to decreases in store labor and other store expenses related to a lower Core U.S. store base and cost savings initiatives.
Revenues in our Core U.S. segment decreased approximately $8.0 million for the three months ended March 31, 2019, primarily due to refranchising efforts and rationalization of the Core U.S. store base, partially offset by an increase in same store sales. Gross profit as a percentage of revenue decreased 1.3% primarily due to changes in the value proposition. Operating profit increased $24.9 million for the three months ended March 31, 2019, primarily due to decreases in store labor and other store expenses driven by lower store count and cost savings initiatives.
The Acceptance Now segment revenues decreased approximately $0.5 million for the three months ended March 31, 2019, primarily due to store closures and partially offset by an increase in same store sales. Gross profit as a percent of revenue decreased 1.2% primarily due to changes in the value proposition. Operating profit as a percent of revenue increased 3.1% primarily due to decreases in store labor and other store expenses driven by cost savings initiatives.
The Mexico segment revenues increased by 10.9% for the three months ended March 31, 2019, driving an increase in operating profit of 145.3%.
Revenues for the Franchising segment increased $5.8 million for the three months ended March 31, 2019, primarily due to an increase in franchise locations as a result of our refranchising initiative.
Cash flow from operations was $75.8 million for the three months ended March 31, 2019, ending the period with $237.7 million of cash and cash equivalents and no outstanding borrowings under our Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2019	2018	$	%
Revenues
Store
Rentals and fees	$563,354	$564,714	$(1,360)	(0.2)%
Merchandise sales	104,470	107,356	(2,886)	(2.7)%
Installment sales	15,436	16,404	(968)	(5.9)%
Other	664	2,584	(1,920)	(74.3)%
Total store revenue	683,924	691,058	(7,134)	(1.0)%
Franchise
Merchandise sales	8,456	3,634	4,822	132.7%
Royalty income and fees	4,314	3,351	963	28.7%
Total revenues	696,694	698,043	(1,349)	(0.2)%
Cost of revenues
Store
Cost of rentals and fees	155,372	156,095	(723)	(0.5)%
Cost of merchandise sold	103,391	96,353	7,038	7.3%
Cost of installment sales	4,924	5,242	(318)	(6.1)%
Total cost of store revenues	263,687	257,690	5,997	2.3%
Franchise cost of merchandise sold	8,141	3,375	4,766	141.2%
Total cost of revenues	271,828	261,065	10,763	4.1%
Gross profit	424,866	436,978	(12,112)	(2.8)%
Operating expenses
Store expenses
Labor	161,656	181,074	(19,418)	(10.7)%
Other store expenses	163,794	185,949	(22,155)	(11.9)%
General and administrative expenses	32,924	44,870	(11,946)	(26.6)%
Depreciation, amortization and impairment of intangibles	15,773	17,900	(2,127)	(11.9)%
Other charges	33,370	17,455	15,915	91.2%
Total operating expenses	407,517	447,248	(39,731)	(8.9)%
Operating profit (loss)	17,349	(10,270)	27,619	268.9%
Interest, net	8,515	11,151	(2,636)	(23.6)%
Earnings (loss) before income taxes	8,834	(21,421)	30,255	141.2%
Income tax expense (benefit)	1,511	(1,578)	3,089	195.8%
Net earnings (loss)	$7,323	$(19,843)	$27,166	136.9%
Three Months Ended March 31, 2019, compared to Three Months Ended March 31, 2018
Store Revenue. Total store revenue decreased by $7.2 million, or 1.0%, to $683.9 million for the three months ended March 31, 2019, from $691.1 million for the three months ended March 31, 2018. This was primarily due to a decrease of approximately $8.0 million and $0.5 million in the in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,393 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store. Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the customer account transfers. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in those geographically impacted regions for 18 months. Same store revenues increased by $28.6 million, or 6.8%, to $449.7 million for the three months ended March 31, 2019, as compared to $421.1 million in 2018. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2019, decreased by $0.7 million, or 0.5%, to $155.4 million as compared to $156.1 million in 2018. This decrease in cost of rentals and fees was primarily attributable to a decrease of $4.2 million in the Core U.S segment, partially offset by an increase of $3.1 million in Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue for the three months ended March 31, 2019 was 27.6%, flat to the same period in 2018.
Cost of Merchandise Sold. Cost of merchandise sold increased by $7.0 million, or 7.3%, to $103.4 million for the three months ended March 31, 2019, from $96.4 million in 2018, primarily attributable to an increase of $8.2 million in the Core U.S. segment, partially offset by a decrease of $1.1 million in the Acceptance Now segment. The gross margin percent of merchandise sales decreased to 1.0% for the three months ended March 31, 2019, from 10.2% in 2018.
Gross Profit. Gross profit decreased by $12.1 million, or 2.8%, to $424.9 million for the three months ended March 31, 2019, from $437.0 million in 2018, due primarily to a decrease of $11.6 million in the Core U.S. segment, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 61.0% for the three months ended March 31, 2019, as compared to 62.6% in 2018.
Store Labor. Store labor decreased by $19.4 million, or 10.7%, to $161.7 million, for the three months ended March 31, 2019, as compared to $181.1 million in 2018, primarily due to decreases of $17.0 million and $2.7 million in the Core U.S. and Acceptance Now segments, respectively, as a result of a lower Core U.S. store base and costs savings initiatives. Store labor expressed as a percentage of total store revenue was 23.6% for the three months ended March 31, 2019, as compared to 26.2% in 2018.
Other Store Expenses. Other store expenses decreased by $22.1 million, or 11.9%, to $163.8 million for the three months ended March 31, 2019, as compared to $185.9 million in 2018, primarily due to decreases of $20.5 million and $1.9 million in the Core U.S. and Acceptance Now segments, respectively, as a result of a lower Core U.S. store base and costs savings initiatives. Other store expenses expressed as a percentage of total store revenue were 23.9% for the three months ended March 31, 2019, compared to 26.9% in 2018.
General and Administrative Expenses. General and administrative expenses decreased by $12.0 million, or 26.6%, to $32.9 million for the three months ended March 31, 2019, as compared to $44.9 million in 2018, primarily due to cost savings initiatives. General and administrative expenses expressed as a percentage of total revenue were 4.7% for the three months ended March 31, 2019, compared to 6.4% in 2018.
Other Charges. Other charges increased by $15.9 million, or 91.2%, to $33.4 million for the three months ended March 31, 2019, as compared to $17.5 million in 2018. Other charges for the three months ended March 31, 2019 and 2018 primarily related to the Blair class action settlement, incremental legal and professional fees related to the Vintage merger termination, cost savings initiatives, and Core U.S. store closures.
Operating Profit (Loss). Operating results increased by $27.6 million, to a profit of $17.3 million for the three months ended March 31, 2019, as compared to a loss of $10.3 million in 2018, primarily due to increases of $25.0 million and $6.1 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance sections below. Operating results expressed as a percentage of total revenue were 2.5% for the three months ended March 31, 2019, compared to (1.5)% in 2018, primarily due to decreases in store labor, other store expenses, and general and administrative expenses described above.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2019 was $1.5 million, as compared to an income tax benefit of $1.6 million in 2018. The effective tax rate was 17.1% for the three months ended March 31, 2019, compared to 7.4% in 2018.
Segment Performance
Core U.S. segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2019	2018	$	%
Revenues	$474,057	$482,041	$(7,984)	(1.7)%
Gross profit	324,640	336,241	(11,601)	(3.5)%
Operating profit	53,311	28,387	24,924	87.8%
Change in same store revenue				5.8%
Stores in same store revenue calculation				1,704
Revenues. The decrease in revenue for the three months ended March 31, 2019 was driven primarily by a decrease in rentals and fees revenue of $5.1 million, as compared to 2018. The decrease is primarily due to our refranchising efforts and the rationalization of our Core U.S. store base, offset by an increase in same store sales.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Gross Profit. Gross profit decreased for the three months ended March 31, 2019, as compared to 2018, primarily due to the decrease in revenue described above, in addition to an increase in cost of merchandise sold of $8.2 million related to value proposition changes. Gross profit as a percentage of segment revenues decreased to 68.5% for the three months ended March 31, 2019, as compared to 69.8% for the respective period in 2018.
Operating Profit. Operating profit as a percentage of segment revenues was 11.2% for the three months ended March 31, 2019, compared to 5.9% for the respective period in 2018, primarily due to decreases in store labor and other store expenses of $17.0 million and $20.5 million, respectively. Declines in store labor and other store expenses were driven primarily by lower store count and cost savings initiatives, partially offset by higher merchandise losses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.7% for the three months ended March 31, 2019, compared to 3.1% for the respective period in 2018. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.3% for the three months ended March 31, 2019, compared to 1.4% for the respective periods in 2018. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2019	2018	$	%
Revenues	$196,522	$196,986	$(464)	(0.2)%
Gross profit	86,328	88,805	(2,477)	(2.8)%
Operating profit	21,513	15,430	6,083	39.4%
Change in same store revenue				10.1%
Stores in same store revenue calculation				581
Revenues. Revenues for the three months ended March 31, 2019 decreased compared to 2018, driven primarily by store closures, offset by an increase in same store sales.
Gross Profit. Gross profit decreased for the three months ended March 31, 2019, compared to 2018, primarily due to value proposition changes. Gross profit as a percentage of segment revenues decreased to 43.9% for the three months ended March 31, 2019, compared to 45.1% for the respective periods in 2018.
Operating Profit. Operating profit increased by 39.4% for the three months ended March 31, 2019, respectively, as compared to 2018. The increase in operating profit for the three months ended March 31, 2019 was primarily due to decreases in labor and other store expenses driven by cost savings initiatives, offset by increased merchandise losses. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 10.0% for the three months ended March 31, 2019, compared to 8.7% in 2018. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.3% for the three months ended March 31, 2019, compared to 0.7% in 2018.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2019	2018	$	%
Revenues	$13,345	$12,031	$1,314	10.9%
Gross profit	9,269	8,322	947	11.4%
Operating profit	1,219	497	722	145.3%
Change in same store revenue				13.1%
Stores in same store revenue calculation				108
Revenues. Revenues for the three months ended March 31, 2019 were negatively impacted by exchange rate fluctuations of approximately $0.2 million, as compared to the same period in 2018. On a constant currency basis, revenues for the three months ended March 31, 2019 increased approximately $1.5 million.
Gross Profit. Gross profit for the three months ended March 31, 2019 was negatively impacted by approximately $0.1 million due to exchange rate fluctuations as compared to the same period in 2018. On a constant currency basis, gross profit increased by

RENT-A-CENTER, INC. AND SUBSIDIARIES

approximately $1.0 million for the three months ended March 31, 2019, compared to the same period in 2018. Gross profit as a percentage of segment revenues was 69.5% for the three months ended March 31, 2019, compared to 69.2% for the respective period in 2018.
Operating Profit. Operating profit for the three months ended March 31, 2019 was minimally impacted by exchange rate fluctuations compared to 2018. Operating profit as a percentage of segment revenues increased to 9.1% for the three months ended March 31, 2019, from 4.1% for the respective period in 2018, driven primarily by cost savings initiatives.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2019	2018	$	%
Revenues	$12,770	$6,985	$5,785	82.8%
Gross profit	4,629	3,610	1,019	28.2%
Operating profit	1,778	1,256	522	41.6%
Revenues. Revenues increased for the three months ended March 31, 2019 compared to the respective period in 2018, primarily due to an increase in franchise locations as a result of our refranchising initiative.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 36.2% for the three months ended March 31, 2019, respectively, from 51.7% for the respective period in 2018, primarily due to changes in our revenue mix of franchise royalties & fees and rental merchandise sales, related to the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues decreased for the three months ended March 31, 2019 to 13.9%, compared to 18.0% for the respective period in 2018, primarily due to the decline in gross profit described above.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2019, we generated $75.8 million in operating cash flow. We used cash in the amount of $2.5 million for capital expenditures, and also had proceeds from the sale of property assets of $8.5 million, ending the three-month period with $237.7 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $8.7 million to $75.8 million for the three months ended March 31, 2019, from $84.5 million in 2018. This was primarily attributable to higher inventory purchases, offset by improved net earnings during the three months ended March 31, 2019 compared to the same period in 2018.
Cash provided by investing activities increased approximately $5.6 million to $6.0 million for the three months ended March 31, 2019, from $0.4 million in 2018, due primarily to a decrease in capital expenditures.
Cash provided by (used in) financing activities was $0.4 million for the three months ended March 31, 2019, compared to $(77.4) million in 2018, a change of $77.8 million, primarily driven by debt repayments of $77.6 million in the first quarter of 2018.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement for the remainder of its term, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At April 30, 2019, we had $228.0 million in cash on hand, and $95.1 million available under our Revolving Facility at March 31, 2019.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $174 million for us in 2018. We estimate the remaining tax deferral associated with bonus depreciation from the Tax Act is approximately $207 million at December 31, 2018, of which approximately 78%, or $161 million, will reverse in 2019, and the majority of the remainder will reverse between 2020 and 2021.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018
Customer stolen merchandise	$39,746	$34,872
Other merchandise losses (1)	6,837	8,179
Total merchandise losses	$46,583	$43,051

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investments in information technology. We spent $2.5 million and $8.6 million on capital expenditures during the three months ended March 31, 2019 and 2018, respectively.
Acquisitions and New Location Openings. During the first three months of 2019, we did not acquire any new locations.
The table below summarizes the location activity for the three-month period ended March 31, 2019.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,158	1,106	96	122	281	3,763
New location openings	—	31	—	—	—	31
Conversions and refranchising	(37)	(11)	11	—	37	—
Closed locations
Merged with existing locations	(28)	(88)	(13)	—	—	(129)
Locations at end of period	2,093	1,038	94	122	318	3,665
Senior Debt. As discussed in Note 5 to the condensed consolidated financial statements, the Credit Agreement includes a $200 million Revolving Facility, which is scheduled to mature in December 2019. We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $92 million had been so utilized as of April 30, 2019.
Senior Notes. See descriptions of the senior notes in Note 6 to the condensed consolidated financial statements.
Store Leases. We lease space for all of our Core U.S. and Mexico stores under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2019:

	Payments Due by Period
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
6.625% Senior Notes(1)	$331,528	$19,394	$312,134	$—	$—
4.75% Senior Notes(2)	279,688	11,875	267,813	—	—
Operating Leases	320,950	91,427	169,248	57,081	3,194
Total(3)	$932,166	$122,696	$749,195	$57,081	$3,194

(1)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(2)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(3)
As of March 31, 2019, we have recorded $36.4 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires immediate recognition of estimated current expected credit losses, rather than recognition when incurred. The adoption of ASU 2016-13 will be required for us beginning January 1, 2020, with early adoption permitted. We are currently in the process of determining the impact the adoption of this ASU will have on our installment notes receivables. We do not expect to early adopt this ASU.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. The adoption of ASU 2017-04 will be required for us on a prospective basis beginning January 1, 2020, with early adoption permitted. We are currently determining what impact the adoption of this ASU will have on our financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. The adoption of ASU 2018-13 will be required for us beginning January 1, 2020, with early adoption permitted. We are currently in the process of determining the impact the adoption of this ASU will have on our financial statements. We do not anticipate early adopting this ASU.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2019, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. The fair value of the 6.625% senior notes, based on the closing price at March 31, 2019, was $292.7 million. The fair value of the 4.75% senior notes, based on the closing price at March 31, 2019, was $244.0 million.
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
Interest Rate Risk
Interest rates on borrowings under our Credit Agreement are variable, indexed to prime or Eurodollar rates that expose us to the risk of increased interest costs if interest rates rise. As of March 31, 2019, we did not have any outstanding borrowings under our Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2019, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. In conjunction with the adoption of the new lease accounting standard as of January 1, 2019, we implemented a new back-office lease administration and accounting system to support the new accounting and disclosure requirements as a lessee. In addition, we implemented certain changes to our previous accounting policies, processes, and internal controls to ensure compliance with the new standard.
Other than as described above, for the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in the Federal District Court for the Eastern District of Texas in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 8, 2018, the parties agreed to settle this matter for $11 million. The court granted preliminary approval of the settlement on December 13, 2018. Under the terms of the settlement our insurance carrier paid in January 2019 an aggregate of $11 million in cash which will be distributed to an agreed upon class of claimants who purchased our common stock from July 27, 2015 through October 10, 2016, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. The settlement was approved by the court at a hearing held on May 3, 2019.
Blair v. Rent-A-Center, Inc. This matter is a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleges various claims, including that our cash sales and total rent to own prices exceed the pricing permitted under the Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement is in the documentation process and is subject to approval by the court. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the impact of this settlement in the first quarter of 2019.
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
On February 11th and 12th of this year, a trial was held in Delaware Court of Chancery in the lawsuit arising from Rent-A-Center's termination of the Merger Agreement. On March 14, 2019, the Delaware Court of Chancery ruled that Rent-A-Center validly terminated the Merger Agreement. As announced on April 22, 2019, we agreed to settle all litigation with Vintage and B. Riley relating to our termination of the Merger Agreement. In the settlement, we will receive a payment of $92.5 million in cash in late May 2019. In connection with the settlement, Rent-A-Center will exchange mutual releases with all other parties with respect to all matters relating to the Merger Agreement, including its termination.
After payment of all remaining costs, fees and expenses relating to the terminated Merger Agreement and arising from the settlement of the litigation, we expect to retain pre-tax proceeds of approximately $80.0 million.
Velma Russell v. Acceptance Now. This purported class action arising out of calls made by Acceptance Now to customers’ reference (s) was filed on January 29, 2019 in Massachusetts state court. Specifically, plaintiffs seek to certify a class representing any references of customers (within the state of Massachusetts) during the 4 years prior to the filing date that were contacted by Acceptance Now more frequently during a 12 month period than is permitted by Massachusetts state law. The plaintiffs are seeking injunctive relief and statutory damages of $25 per reference which may be tripled to $75 per reference. References are not parties to our consumer arbitration agreement.
We operate 12 Acceptance Now locations in Massachusetts. We intend to vigorously defend these claims; however, we cannot assure you that we will be found to have no liability in this matter.
Federal Trade Commission civil investigative demand. In April 2019, along with other rent to own companies, we received a civil investigative demand from the Federal Trade Commission ("FTC") seeking information regarding certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. Although we believe

RENT-A-CENTER, INC. AND SUBSIDIARIES

such transactions were in compliance with the FTC Act, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs. The Company is in the process of responding to this inquiry from the FTC.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2018.
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

10.40
Fifth Amendment to the Credit Agreement, dated as of December 12, 2018, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on December 12, 2018.)

10,41
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014).

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
EVP, Chief Financial Officer
Date: May 8, 2019