Form 10-Q
period 2019-06-30
RENT A CENTER INC DE
filed 2019-08-09
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38047
Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5501 Headquarters Drive
Plano, Texas 75024
(Address, including zip code of registrant’s principal executive offices)
Registrant’s telephone number, including area code: 972-801-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	RCII	New York Stock Exchange
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2019:

Class	Outstanding
Common stock, $.01 par value per share	54,270,026

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$551,680	$562,403	$1,115,034	$1,127,117
Merchandise sales	70,842	64,990	175,312	172,346
Installment sales	17,270	17,374	32,706	33,778
Other	1,244	2,271	1,908	4,855
Total store revenues	641,036	647,038	1,324,960	1,338,096
Franchise
Merchandise sales	10,673	4,880	19,129	8,514
Royalty income and fees	4,216	3,812	8,530	7,163
Total revenues	655,925	655,730	1,352,619	1,353,773
Cost of revenues
Store
Cost of rentals and fees	155,658	156,041	311,030	312,136
Cost of merchandise sold	76,034	65,562	179,425	161,915
Cost of installment sales	5,682	5,617	10,606	10,859
Total cost of store revenues	237,374	227,220	501,061	484,910
Franchise cost of merchandise sold	10,480	4,624	18,621	7,999
Total cost of revenues	247,854	231,844	519,682	492,909
Gross profit	408,071	423,886	832,937	860,864
Operating expenses
Store expenses
Labor	152,899	164,172	314,555	345,246
Other store expenses	149,225	156,854	313,019	342,803
General and administrative expenses	38,534	41,792	71,458	86,662
Depreciation and amortization	15,121	17,428	30,894	35,328
Other (gains) and charges	(77,537)	16,489	(44,167)	33,944
Total operating expenses	278,242	396,735	685,759	843,983
Operating profit	129,829	27,151	147,178	16,881
Interest expense	10,092	10,806	19,481	22,166
Interest income	(1,997)	(202)	(2,871)	(411)
Earnings (loss) before income taxes	121,734	16,547	130,568	(4,874)
Income tax expense	27,279	2,794	28,790	1,216
Net earnings (loss)	$94,455	$13,753	$101,778	$(6,090)
Basic earnings (loss) per common share	$1.74	$0.26	$1.88	$(0.11)
Diluted earnings (loss) per common share	$1.70	$0.25	$1.83	$(0.11)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands)
Net earnings (loss)	$94,455	$13,753	$101,778	$(6,090)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(57) and $(565), and $81 and $(127), for the three and six months ended 2019 and 2018, respectively	(217)	(2,125)	304	(477)
Total other comprehensive income (loss)	(217)	(2,125)	304	(477)
Comprehensive income (loss)	$94,238	$11,628	$102,082	$(6,567)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$353,139	$155,391
Receivables, net of allowance for doubtful accounts of $4,349 and $4,883 in 2019 and 2018, respectively	65,666	69,645
Prepaid expenses and other assets	36,251	51,352
Rental merchandise, net
On rent	625,865	683,808
Held for rent	113,253	123,662
Merchandise held for installment sale	3,874	3,834
Property assets, net of accumulated depreciation of $554,092 and $551,750 in 2019 and 2018, respectively	197,750	226,323
Operating lease right-of-use assets	265,767	—
Deferred tax asset	25,568	25,558
Goodwill	56,815	56,845
Other intangible assets, net	265	499
Total assets	$1,744,213	$1,396,917
LIABILITIES
Accounts payable – trade	$95,656	$113,838
Accrued liabilities	314,415	337,459
Operating lease liabilities	271,635	—
Deferred tax liability	129,941	119,061
Senior notes, net	540,676	540,042
Total liabilities	1,352,323	1,110,400
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 110,562,098 and 109,909,504 shares issued in 2019 and 2018, respectively	1,105	1,099
Additional paid-in capital	843,697	838,436
Retained earnings	905,726	805,924
Treasury stock at cost, 56,369,752 shares in 2019 and 2018	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(10,961)	(11,265)
Total stockholders' equity	391,890	286,517
Total liabilities and stockholders' equity	$1,744,213	$1,396,917
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
Net earnings	—	—	—	7,323	—	—	7,323
Other comprehensive income	—	—	—	—	—	521	521
Exercise of stock options	284	3	2,889	—	—	—	2,892
Vesting of restricted share units	218	2	(2)	—	—	—	—
Shares withheld for employee taxes on awards vested & exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	709	—	—	—	709
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Balance at March 31, 2019	110,412	1,104	840,298	811,271	(1,347,677)	(10,744)	294,252
Net earnings	—	—	—	94,455	—	—	94,455
Other comprehensive loss	—	—	—	—	—	(217)	(217)
Exercise of stock options	101	1	1,417	—	—	—	1,418
Vesting of restricted share units	49	—	—	—	—	—	—
Stock-based compensation	—	—	1,982	—	—	—	1,982
Balance at June 30, 2019	110,562	$1,105	$843,697	$905,726	$(1,347,677)	$(10,961)	$391,890

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2017	109,682	$1,097	$831,271	$798,743	$(1,347,677)	$(10,991)	$272,443
Net loss	—	—	—	(19,843)	—	—	(19,843)
Other comprehensive income	—	—	—	—	—	1,648	1,648
Exercise of stock options	36	—	374	—	—	—	374
Vesting of restricted share units	66	—	(1)	—	—	—	(1)
Shares withheld for employee taxes on awards vested & exercised	—	—	(195)	—	—	—	(195)
Stock-based compensation	—	—	1,862	—	—	—	1,862
ASC 606 adoption	—	—	—	(1,311)	—	—	(1,311)
Balance at March 31, 2018	109,784	1,097	833,311	777,589	(1,347,677)	(9,343)	254,977
Net earnings	—	—	—	13,753	—	—	13,753
Other comprehensive loss	—	—	—	—	—	(2,125)	(2,125)
Exercise of stock options	61	1	596	—	—	—	597
Vesting of restricted share units	25	—	—	—	—	—	—
Stock-based compensation	—	—	1,133	—	—	—	1,133
Balance at June 30, 2018	109,870	$1,098	$835,040	$791,342	$(1,347,677)	$(11,468)	$268,335

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$101,778	$(6,090)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	309,211	308,776
Bad debt expense	5,978	5,846
Stock-based compensation expense	2,691	2,995
Depreciation of property assets	30,809	35,017
Loss on sale or disposal of property assets	1,472	2,423
Amortization of intangibles	85	310
Amortization of financing fees	1,958	2,701
Deferred income taxes	10,814	1,492
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(253,259)	(229,068)
Receivables	(2,995)	(5,700)
Prepaid expenses and other assets	15,384	10,982
Operating lease right-of-use assets and lease liabilities	5,868	—
Accounts payable – trade	(18,182)	2,044
Accrued liabilities	(26,194)	11,178
Net cash provided by operating activities	185,418	142,906
Cash flows from investing activities
Purchase of property assets	(5,088)	(15,695)
Proceeds from sale of property assets	13,792	14,792
Hurricane insurance recovery proceeds	995	—
Acquisitions of businesses	(155)	(761)
Net cash provided by (used in) investing activities	9,544	(1,664)
Cash flows from financing activities
Exercise of stock options	4,310	970
Shares withheld for payment of employee tax withholdings	(1,733)	(271)
Debt issuance costs	(157)	—
Proceeds from debt	5,400	26,850
Repayments of debt	(5,400)	(125,010)
Net cash provided by (used in) financing activities	2,420	(97,461)
Effect of exchange rate changes on cash	366	84
Net increase in cash and cash equivalents	197,748	43,865
Cash and cash equivalents at beginning of period	155,391	72,968
Cash and cash equivalents at end of period	$353,139	$116,833
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
Our Acceptance Now segment, which operates in the United States and Puerto Rico, generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers’ locations. Those kiosks can be staffed by an Acceptance Now employee (staffed locations) or employ a virtual solution where customers initiate the rent-to-own transaction online in the retailers' locations using our virtual solution (virtual locations).
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
As a lessee, the new standard affected a substantial portion of our lease contracts. As of June 30, 2019, we have $265.8 million operating lease right-of-use assets and $271.6 million operating lease liabilities in our condensed consolidated balance sheet. Upon adoption, we identified impairment losses related to closure of our product service centers and Core U.S. stores resulting in a cumulative-effect decrease of $2.0 million, net of tax, to our January 1, 2019 retained earnings balance. There were no significant effects to our condensed consolidated statements of operations or condensed consolidated statements of cash flows.
We elected a package of optional practical expedients in our adoption of the new standard, including the option to retain the current classification for leases entered into prior to the date of adoption; the option not to reassess initial direct costs for capitalization

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for leases entered into prior to the date of adoption; and the option not to separate lease and non-lease components for our rent-to-own agreements as a lessor, and our real estate, and certain equipment leases, as a lessee.
In conjunction with the adoption of the new lease accounting standard, we implemented a new back-office lease administration and accounting system to support the new accounting and disclosure requirements as a lessee. In addition, we implemented changes to our previous accounting policies, processes, and internal controls to ensure compliance with the new standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a company to reclassify to retained earnings the disproportionate income tax effects of the Tax Act on items with accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income. The adoption of ASU 2018-02 was required for us beginning January 1, 2019. We elected not to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.
Note 2 - Revenues
The following table disaggregates our revenue for the periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$399,799	$139,104	$12,777	$—	$551,680
Merchandise sales	32,935	37,140	767	—	70,842
Installment sales	17,270	—	—	—	17,270
Other	1,092	145	7	—	1,244
Total store revenues	451,096	176,389	13,551	—	641,036
Franchise
Merchandise sales	—	—	—	10,673	10,673
Royalty income and fees	—	—	—	4,216	4,216
Total revenues	$451,096	$176,389	$13,551	$14,889	$655,925

	Six Months Ended June 30, 2019
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$807,379	$282,297	$25,358	$—	$1,115,034
Merchandise sales	83,493	90,296	1,523	—	175,312
Installment sales	32,706	—	—	—	32,706
Other	1,575	318	15	—	1,908
Total store revenues	925,153	372,911	26,896	—	1,324,960
Franchise
Merchandise sales	—	—	—	19,129	19,129
Royalty income and fees	—	—	—	8,530	8,530
Total revenues	$925,153	$372,911	$26,896	$27,659	$1,352,619

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

Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Merchandise is leased to customers pursuant to rental purchase agreements, which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term, customers renew the rental agreement by pre-paying for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received for rental payments, including processing fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. We offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales. At June 30, 2019 and December 31, 2018, we had $41.6 million and $42.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements.

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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement and receive a refund for payments previously made towards the plan. At June 30, 2019 and December 31, 2018, we had $2.8 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consisted of external maintenance and repair services provided by the Company’s service department, in addition to other miscellaneous product plans offered to our rental and installment customers. We completed the shut down of our service department operations early in the first quarter of 2019. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2019 and December 31, 2018, we had $4.4 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 3 - Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
Installment sales receivable	$52,332	$54,746
Trade and notes receivables	17,683	19,782
Total receivables	70,015	74,528
Less allowance for doubtful accounts	(4,349)	(4,883)
Total receivables, net of allowance for doubtful accounts	$65,666	$69,645

The allowance for doubtful accounts related to installment sales receivable was $2.9 million and $3.6 million at June 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts related to trade and notes receivable was $1.4 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	June 30, 2019
Beginning allowance for doubtful accounts	$4,883
Bad debt expense	5,978
Accounts written off	(6,773)
Recoveries	261
Ending allowance for doubtful accounts	$4,349

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4 - Leases
We lease space for all of our Core U.S. and Mexico stores under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. We have elected not to use the short-term lease exemption for our real estate leases. Therefore, we include month-to-month leases in operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet. In certain store sales, we enter into lease assignment agreements with the buyer, but remain as the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet.
We lease vehicles for all of our Core U.S. stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our condensed consolidated balance sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2022 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage and certain back office technology hardware assets.
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.
Total operating lease costs by expense type:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost included in other store expenses(1)	$38,232	$74,785
Operating lease cost included in other (gains) and charges	5,111	7,252
Sublease receipts	(1,818)	(3,494)
Total operating lease charges	$41,525	$78,543
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

Six Months Ended
(in thousands)	June 30, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$61,333
Cash paid for short-term operating leases not included in operating lease liabilities	14,451
Right-of-use assets obtained in exchange for new operating lease liabilities	10,540
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	June 30, 2019
Weighted-average discount rate(1)	8.0%
Weighted-average remaining lease term (in years)	3
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at June 30, 2019:

(In thousands)	Operating Leases
2019	$61,288
2020	104,264
2021	72,264
2022	43,637
2023	19,536
Thereafter	5,893
Total undiscounted operating lease liabilities	306,882
Less: Interest	(35,247)
Total present value of operating lease liabilities	$271,635

In accordance with ASC 840, future minimum rental payments for operating leases with remaining lease terms in excess of one year, at December 31, 2018:

(In thousands)	Operating Leases
2019	$145,345
2020	116,785
2021	80,362
2022	47,417
2023	16,460
Thereafter	2,280
Total future minimum rental payments	408,649

Note 5 - Senior Debt
Until August 5, 2019, we were party to a Credit Agreement with BBVA Compass Bank, HSBC, and SunTrust Bank, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the several lenders from time to time parties thereto, dated March 19, 2014, as amended on February 1, 2016, September 30, 2016, March 31, 2017, June 6, 2017, and December 12, 2018 (the “Fifth Amendment”) and as so amended, (the "Prior Credit Agreement"), which provided prior to its termination a senior credit facility consisting of a $200 million revolving credit facility (the "Prior Revolving Facility").
There were no outstanding borrowings under the Prior Revolving Facility at June 30, 2019 or December 31, 2018. Total unamortized debt issuance costs reported in the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018 were $1.4 million and $2.6 million, respectively. The Prior Revolving Facility was scheduled to mature on December 31, 2019. We also utilized the Prior Revolving Facility for the issuance of letters of credit. As of June 30, 2019, issued letters of credit under the Prior Revolving Facility amounted to $92 million in the aggregate.
Borrowings under the Prior Revolving Facility bore interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Prior Revolving Facility were 1.75% and 0.75%, respectively, at June 30, 2019. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Prior Revolving Facility was payable quarterly and fluctuated dependent upon increases or decreases in our Consolidated Total Leverage Ratio as of the end of the previous quarter as defined by a pricing grid included in the Prior Credit Agreement. The commitment fee for the second quarter of 2019 was $0.6 million, equal to 0.40% of the unused portion of the Prior Revolving Facility based on our Total Leverage Ratio as of December 31, 2018.
In connection with entering into the Fifth Amendment to the Prior Credit Agreement, we recorded a write-down of previously unamortized debt issuance costs of approximately $0.5 million in the fourth quarter of 2018. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Fifth Amendment of approximately $2.1 million, which were capitalized in the fourth quarter of 2018 and will be amortized to interest expense over the remaining term of the Prior Credit Agreement.
On August 5, 2019, (the "Closing Date") we entered into a new a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) providing for a seven-year $200 million senior secured term loan facility and an Asset Based Loan Credit Agreement (the “ABL Credit Agreement”) providing a five-year asset-based revolving credit facility (the “ABL Credit Facility”) with commitments of

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

$300 million, the proceeds of which were used, in part, to prepay in full and terminate commitments under the Prior Credit Agreement (the "Refinancing"). In connection with the Refinancing, we irrevocably deposited $551,019,061.81, the redemption price for all of our outstanding senior notes, and the indentures under which the senior notes were issued were satisfied and discharged. The senior notes will be redeemed on August 15, 2019, at a price equal to 100% of their principal amount plus accrued but unpaid interest.
Term Loan Credit Agreement
The Term Loan Credit Agreement, which matures on August 5, 2026, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%.
The Term Loan Credit Agreement permits the Company to prepay the term loans, in whole or in part, without penalty on or after the six-month anniversary of the Closing Date. It also permits the Company to incur incremental term loans in an aggregate amount equal to $150 million plus the amount of voluntary prepayments of the term loans and an unlimited amount subject to a pro forma consolidated senior secured leverage ratio of not greater than 2.00 to 1.00, subject to certain other conditions.
The obligations under the Term Loan Credit Agreement are guaranteed by certain of our subsidiaries. The Term Loan Credit Agreement and the guarantees are secured on a first-priority basis by substantially all of the tangible and intangible assets of the company and the guarantors, other than collateral subject to a first-priority lien under the ABL Credit Agreement, consisting of, among other things, accounts receivable, inventory and bank accounts (and funds on deposit therein), in which the Term Loan Credit Agreement and the guarantees have a second-priority security interest, in each case, subject to certain exceptions.
The Term Loan Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the company and its restricted subsidiaries to:

•	create certain liens and enter into certain sale and lease-back transactions;

•	create, assume, incur or guarantee certain indebtedness;

•	pay dividends or make other distributions on, or repurchase or redeem, the company’s capital stock or certain other debt;

•	make other restricted payments; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all of the company’s and its restricted subsidiaries’ assets, to another person.
These covenants are subject to a number of other limitations and exceptions set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries.
ABL Credit Agreement
The ABL Credit Facility will mature on August 5, 2024. The Borrowers (as defined in the ABL Credit Agreement) may borrow only up to the lesser of the level of the then-current borrowing base and the committed maximum borrowing capacity of $300 million. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement.
Letters of credit are limited to the lesser of (x) $150 million, subject to certain limitations, and (y) the aggregate unused availability then in effect.
Subject to certain conditions, the ABL Credit Facility may be expanded by up to $100 million in additional commitments, subject to a pro forma fixed charge coverage ratio being greater than 1.10 to 1.00.
The obligations under the ABL Credit Agreement are guaranteed by the company and certain of the company’s subsidiaries. The ABL Credit Agreement and the guarantees are secured on a first-priority basis on all our and the guarantors’ accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority basis on all of the tangible and intangible assets (second in priority to the liens securing the Term Loan Credit Agreement) of such persons, in each case, subject to certain exceptions.
The ABL Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and are substantially the same as covenants in the Term Loan Credit Agreement. The ABL Credit Facility also requires the maintenance of a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 at the end of each fiscal

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $33.75 million and 15% of the line cap then in effect.
The ABL Credit Agreement provides for customary events of default that are substantially the same as events of default in the Term Loan Credit Agreement.
Liquidity
Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. We also utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under our ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months.
Note 6 - Senior Notes
On November 2, 2010, we issued $300 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under a prior credit agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of June 30, 2019 and December 31, 2018, was $292.7 million, reduced by $0.8 million and $1.2 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under a prior credit agreement. The principal amount of the 4.75% notes outstanding as of June 30, 2019 and December 31, 2018, was $250.0 million, reduced by $1.2 million and $1.5 million of unamortized issuance costs, respectively.
Certain of Rent-A-Center's subsidiaries fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 6.625% notes and the 4.75% notes. The only direct or indirect subsidiaries of Rent-A-Center that were not guarantors were minor subsidiaries. There were no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.
On July 15, 2019, Rent-A-Center instructed the trustee under the indentures governing the 6.625% and 4.75% senior notes to issue a conditional notice of full redemption to the holders of the outstanding 6.625% and 4.75% senior notes. On August 5, 2019, in connection with the Refinancing, Rent-A-Center irrevocably deposited the redemption price for the 6.625% and 4.75% senior notes with the trustee, and the indentures were satisfied and discharged. The 6.625% and 4.75% senior notes will be redeemed on August 15, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As a result, Rent-A-Center and its subsidiary guarantors have been released from their respective obligations under the 6.625% and 4.75% senior notes as of August 5, 2019.
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
At June 30, 2019, our financial instruments include cash and cash equivalents, receivables, payables and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2019 and December 31, 2018, because of the short maturities of these instruments.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of our senior notes was based on Level 1 inputs and was as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$292,740	$—	$292,740	$285,509	$(7,231)
4.75% senior notes	250,000	248,750	(1,250)	250,000	239,050	(10,950)
Total senior notes	$542,740	$541,490	$(1,250)	$542,740	$524,559	$(18,181)

Note 8 - Other (Gains) and Charges
Cost Savings Initiatives. During 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges during the first half of 2019 consisting of $5.0 million in lease impairment charges, $2.8 million in severance and other payroll-related costs, $1.6 million in other miscellaneous shutdown costs, and $0.4 million in disposal of fixed assets. Costs incurred during the first six months of 2018 related to these initiatives included pre-tax charges of $6.8 million in contract termination fees, $6.2 million in severance and other payroll-related costs, $1.9 million in legal and advisory fees, $1.0 million in other miscellaneous shutdown costs, $0.9 million in lease obligation costs, $0.4 million related to the write-down of capitalized software, and $0.1 million in disposal of fixed assets.
Store Consolidation Plan. During the first half of 2019, we closed 66 Core U.S. stores, resulting in pre-tax charges of $2.3 million in lease impairment charges, $0.9 million in other miscellaneous shutdown costs, $0.7 million in disposal of fixed assets, and $0.3 million in severance and other payroll-related costs. During the first six months of 2018, we closed 109 Core U.S. stores and 8 locations in Mexico, resulting in pre-tax charges of $8.7 million, consisting of $7.0 million in lease obligation costs, $1.0 million in disposal of fixed assets, $0.5 million in other miscellaneous shutdown costs, and $0.2 million in severance and other payroll-related costs.
Vintage Settlement. On April 22, 2019, we agreed to settle (the "Vintage Settlement") all litigation with Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc., Vintage Capital Management, LLC (collectively, "Vintage Capital") and B. Riley Financial, Inc. ("B. Riley") relating to our termination of the Agreement and Plan of Merger (the "Merger Agreement") among Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Rent-A-Center, Inc. In the Vintage Settlement, we received a payment of $92.5 million in cash in May 2019, of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the termination (the "Vintage Settlement Proceeds"). The Vintage Settlement was recorded as a pre-tax gain upon receipt.
Write-down of Capitalized Software. During the first six months of 2018 we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.9 million, related to the write-down of capitalized assets.
Activity with respect to other charges for the six months ended June 30, 2019 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2018	Charges & Adjustments	Payments & Adjustments	Accrued Charges at June 30, 2019
Cash charges:
Labor reduction costs	$7,623	$3,145	$(8,525)	$2,243
Lease obligation costs(1)	4,882	—	(4,882)	—
Other miscellaneous	—	2,565	(2,565)	—
Total cash charges	$12,505	5,710	$(15,972)	$2,243
Non-cash charges:
Asset impairments(2)		8,283
Other(3)		(58,160)
Total other (gains) and charges		$(44,167)
(1) Upon adoption of ASU 2016-02, previously accrued lease obligation costs related to discontinued operations were eliminated and are now reflected as an adjustment to our operating lease right-of-use assets in our condensed consolidated balance sheet.
(2) Includes impairments of operating lease right-of-use assets and other property assets related to the closure of RTO stores and our product service centers in the first half of 2019.
(3) Other primarily includes the Vintage Settlement Proceeds, offset by the Blair class action settlement (refer to Note 11 for additional details), incremental legal and professional fees related to the termination of the Merger Agreement, and state tax audit assessments.

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
Segment information for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues
Core U.S.	$451,096	$455,720	$925,153	$937,761
Acceptance Now	176,389	179,011	372,911	375,997
Mexico	13,551	12,307	26,896	24,338
Franchising	14,889	8,692	27,659	15,677
Total revenues	$655,925	$655,730	$1,352,619	$1,353,773

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gross profit
Core U.S.	$313,871	$325,219	$638,511	$661,460
Acceptance Now	80,380	86,050	166,708	174,855
Mexico	9,411	8,549	18,680	16,871
Franchising	4,409	4,068	9,038	7,678
Total gross profit	$408,071	$423,886	$832,937	$860,864

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operating profit
Core U.S.	$64,925	$43,527	$118,236	$71,914
Acceptance Now	22,734	29,157	44,247	44,587
Mexico	1,474	887	2,693	1,384
Franchising	1,803	1,909	3,581	3,165
Total segments	90,936	75,480	168,757	121,050
Corporate	38,893	(48,329)	(21,579)	(104,169)
Total operating profit	$129,829	$27,151	$147,178	$16,881

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Depreciation and amortization
Core U.S.	$5,110	$6,440	$10,582	$13,266
Acceptance Now	313	432	661	867
Mexico	95	273	235	617
Franchising	9	44	39	88
Total segments	5,527	7,189	11,517	14,838
Corporate	9,594	10,239	19,377	20,490
Total depreciation and amortization	$15,121	$17,428	$30,894	$35,328

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Capital expenditures
Core U.S.	$907	$4,325	$1,465	$9,215
Acceptance Now	54	35	101	80
Mexico	27	35	30	38
Total segments	988	4,395	1,596	9,333
Corporate	1,592	2,651	3,492	6,362
Total capital expenditures	$2,580	$7,046	$5,088	$15,695

(in thousands)	June 30, 2019	December 31, 2018
On rent rental merchandise, net
Core U.S.	$392,904	$424,829
Acceptance Now	216,988	242,978
Mexico	15,973	16,001
Total on rent rental merchandise, net	$625,865	$683,808

(in thousands)	June 30, 2019	December 31, 2018
Held for rent rental merchandise, net
Core U.S.	$107,778	$117,294
Acceptance Now	982	1,207
Mexico	4,493	5,161
Total held for rent rental merchandise, net	$113,253	$123,662

(in thousands)	June 30, 2019	December 31, 2018
Assets by segment
Core U.S.	$922,482	$714,914
Acceptance Now	281,835	312,151
Mexico	36,605	29,321
Franchising	7,159	4,287
Total segments	1,248,081	1,060,673
Corporate	496,132	336,244
Total assets	$1,744,213	$1,396,917

Note 10 - Stock-Based Compensation
We recognized $2.0 million and $1.1 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended June 30, 2019 and 2018, respectively, and $2.7 million and $3.0 million during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we granted approximately 255,000 stock options, 278,000 market-based performance restricted stock units and 193,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 48.28% to 55.17%, a risk-free interest rate of 2.30% to 2.34%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2019 was $20.87 and the weighted-average grant-date fair value was $9.33. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2019 was $15.83 and $11.42, respectively.

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
Blair v. Rent-A-Center, Inc. This matter is a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleges various claims, including that our cash sales and total rent to own prices exceed the pricing permitted under the Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement is in the documentation process and is subject to approval by the court. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the pre-tax charge for this settlement in the first quarter of 2019.
Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Vintage Capital Management, LLC, and B. Riley Financial, Inc. v. Rent-A-Center, Inc. As announced on April 22, 2019, we agreed to settle all litigation with Vintage Capital and B. Riley relating to our termination of the Merger Agreement. In the settlement, we received a payment of $92.5 million in cash in May 2019. The Vintage Settlement was recorded as a pre-tax gain upon receipt.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net earnings (loss)	$94,455	$13,753	$101,778	$(6,090)
Denominator:
Weighted-average shares outstanding	54,153	53,450	54,042	53,428
Effect of dilutive stock awards(1)	1,553	845	1,559	—
Weighted-average dilutive shares	55,706	54,295	55,601	53,428

Basic earnings (loss) per common share	$1.74	$0.26	$1.88	$(0.11)
Diluted earnings (loss) per common share	$1.70	$0.25	$1.83	$(0.11)
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	—	—	—	797
Anti-dilutive performance share units	263	222	263	1,172
Anti-dilutive stock options	1,107	2,411	1,123	2,801

(1)	There was no dilutive effect to the loss per common share for the six months ended June 30, 2018 due to the net loss incurred for respective period.

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

•
our ability to satisfy all conditions required to successfully complete the acquisition of substantially all the assets and assumptions of certain liabilities of C/C Financial Corp., a Delaware Corporation d/b/a Merchants Preferred ("Merchants Preferred" and the acquisition thereof, the "Merchants Preferred Acquisition");

•	our ability to realize the strategic benefits from the Merchants Preferred Acquisition, including achieving expected synergies and operating efficiencies from the acquisition;

•	our ability to successfully integrate Merchants Preferred's operations which may be more difficult, time-consuming or costly than expected;

•	operating costs, loss of retail partners and business disruption arising from the Merchants Preferred Aquisition;

•	the ability to retain certain key employees at Merchants Preferred;

•	risks related to Merchants Preferred's virtual rent-to-own business;

•	our transition to more-readily scalable "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in the prices of our products;

•
our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	our available cash flow and our ability to generate sufficient cash flow to pay dividends;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brand;

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the Rent-to-Own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in tariff policies;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

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
Our Strategy
Our strategy has three key pillars including optimizing our cost structure, enhancing our value proposition, and franchising.

•
Optimizing our cost structure by continuing to capitalize on recent initiatives targeting overhead, supply chain, and other store expenses; in addition to identifying future opportunities to efficiently manage cost within the business.

•	Enhance our value proposition through targeted pricing strategies across product categories aimed at improving traffic trends and increasing ownership.

•	Focus on franchising in underperforming markets and stabilizing our brick and mortar footprint.
Recent Developments
Merger Termination. On December 18, 2018, we terminated the Merger Agreement with Vintage Capital. On December 21, 2018, Vintage Capital and its affiliates filed a lawsuit in the Delaware Court of Chancery against Rent-A-Center, asserting that the Merger Agreement remained in effect, and that Vintage Capital did not owe Rent-A-Center the $126.5 million reverse breakup fee associated with our termination of the Merger Agreement. On February 11th and 12th of this year, a trial was held in the Delaware Court of Chancery in connection with the lawsuit brought by Vintage Capital (and joined by B Riley) against Rent-A-Center. On March 14, 2019, the Delaware Court of Chancery ruled that Rent-A-Center validly terminated the Merger Agreement. As announced on April 22, 2019, we agreed to settle all litigation with Vintage Capital and B. Riley relating to our termination of the Merger Agreement. In the Vintage Settlement, we received a payment of $92.5 million in cash in late May 2019, of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the merger termination.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Dividends. On June 27, 2019, we announced that our Board of Directors approved initiation of a quarterly cash dividend of $0.25 per share on our common stock subject to completion of the refinancing of the Company’s existing revolving credit facility and outstanding senior notes, which occurred on August 5, 2019. Although the amount and timing of any dividends are subject to the discretion of our Board of Directors, the first quarterly dividend is expected to be declared in September 2019 and paid in October 2019.
Merchants Preferred Acquisition. On July 15, 2019, we announced that we had entered into an asset purchase agreement to acquire substantially all of the assets and assume certain liabilities of Merchants Preferred, a nationwide virtual rent-to-own provider. The Merchants Preferred Acquisition is expected to close in the third quarter. Total consideration consists of $30 million cash and shares of our common stock with a value equal to $15 million (but in no event fewer than 701,918 shares of our common stock). At closing, the sellers must transfer a minimum of $2 million in cash on hand. The acquisition is valued at approximately $47.5 million, based on the closing stock price of the date on which the asset purchase agreement was entered into. We do not expect the impact to 2019 earnings from the acquisition to be material.
Refinancing Update. On August 5, 2019, we terminated our Prior Revolving Facility and entered into a new $300 million asset based revolving credit facility and a $200 million senior secured term loan facility. In connection with the Refinancing, Rent-A-Center irrevocably deposited $551,019,061.81, the redemption price for the 6.625% and 4.75% senior notes with the trustee, and the indentures were satisfied and discharged. The 6.625% and 4.75% senior notes will be redeemed on August 15, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As a result, Rent-A-Center and its subsidiary guarantors have been released from their respective obligations under the 6.625% and 4.75% senior notes as of August 5, 2019.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first half of 2019, consolidated revenues decreased approximately $1.2 million, primarily driven by refranchising and closures of certain Core U.S. stores, partially offset by increased same store sales. Operating profit, however, increased approximately $130.3 million for the six months ended June 30, 2019, primarily due to receipt of the Vintage Settlement Proceeds and reduction in operating expenses related to costs savings initiatives and store closures.
Revenues in our Core U.S. segment decreased approximately $12.6 million for the six months ended June 30, 2019, primarily due to refranchising efforts and rationalization of the Core U.S. store base, partially offset by an increase in same store sales. Gross profit as a percentage of revenue decreased 1.5% primarily due to our strategy to enhance our value proposition. Operating profit increased $46.3 million for the six months ended June 30, 2019, primarily due to decreases in store labor and other store expenses driven by lower store count and cost savings initiatives.
The Acceptance Now segment revenues decreased approximately $3.1 million for the six months ended June 30, 2019, primarily due to store closures and partially offset by an increase in same store sales. Gross profit as a percent of revenue decreased 1.8% primarily due to our strategy to enhance our value proposition.
The Mexico segment revenues increased by 10.5% for the six months ended June 30, 2019, driving an increase in operating profit of 94.6%, or $1.3 million.
Revenues for the Franchising segment increased $12.0 million for the six months ended June 30, 2019, primarily due to an increase in franchise locations as a result of our refranchising initiative.
Cash flow from operations was $185.4 million for the six months ended June 30, 2019, ending the period with $353.1 million of cash and cash equivalents and no outstanding borrowings under our Prior Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues
Store
Rentals and fees	$551,680	$562,403	$(10,723)	(1.9)%	$1,115,034	$1,127,117	$(12,083)	(1.1)%
Merchandise sales	70,842	64,990	5,852	9.0%	175,312	172,346	2,966	1.7%
Installment sales	17,270	17,374	(104)	(0.6)%	32,706	33,778	(1,072)	(3.2)%
Other	1,244	2,271	(1,027)	(45.2)%	1,908	4,855	(2,947)	(60.7)%
Total store revenue	641,036	647,038	(6,002)	(0.9)%	1,324,960	1,338,096	(13,136)	(1.0)%
Franchise
Merchandise sales	10,673	4,880	5,793	118.7%	19,129	8,514	10,615	124.7%
Royalty income and fees	4,216	3,812	404	10.6%	8,530	7,163	1,367	19.1%
Total revenues	655,925	655,730	195	—%	1,352,619	1,353,773	(1,154)	(0.1)%
Cost of revenues
Store
Cost of rentals and fees	155,658	156,041	(383)	(0.2)%	311,030	312,136	(1,106)	(0.4)%
Cost of merchandise sold	76,034	65,562	10,472	16.0%	179,425	161,915	17,510	10.8%
Cost of installment sales	5,682	5,617	65	1.2%	10,606	10,859	(253)	(2.3)%
Total cost of store revenues	237,374	227,220	10,154	4.5%	501,061	484,910	16,151	3.3%
Franchise cost of merchandise sold	10,480	4,624	5,856	126.6%	18,621	7,999	10,622	132.8%
Total cost of revenues	247,854	231,844	16,010	6.9%	519,682	492,909	26,773	5.4%
Gross profit	408,071	423,886	(15,815)	(3.7)%	832,937	860,864	(27,927)	(3.2)%
Operating expenses
Store expenses
Labor	152,899	164,172	(11,273)	(6.9)%	314,555	345,246	(30,691)	(8.9)%
Other store expenses	149,225	156,854	(7,629)	(4.9)%	313,019	342,803	(29,784)	(8.7)%
General and administrative expenses	38,534	41,792	(3,258)	(7.8)%	71,458	86,662	(15,204)	(17.5)%
Depreciation and amortization	15,121	17,428	(2,307)	(13.2)%	30,894	35,328	(4,434)	(12.6)%
Other (gains) and charges	(77,537)	16,489	(94,026)	(570.2)%	(44,167)	33,944	(78,111)	(230.1)%
Total operating expenses	278,242	396,735	(118,493)	(29.9)%	685,759	843,983	(158,224)	(18.7)%
Operating profit	129,829	27,151	102,678	378.2%	147,178	16,881	130,297	771.9%
Interest, net	8,095	10,604	(2,509)	(23.7)%	16,610	21,755	(5,145)	(23.6)%
Earnings (loss) before income taxes	121,734	16,547	105,187	635.7%	130,568	(4,874)	135,442	2,778.9%
Income tax expense	27,279	2,794	24,485	876.3%	28,790	1,216	27,574	2,267.6%
Net earnings (loss)	$94,455	$13,753	$80,702	586.8%	$101,778	$(6,090)	$107,868	1,771.2%
Three Months Ended June 30, 2019, compared to Three Months Ended June 30, 2018
Store Revenue. Total store revenue decreased by $6.0 million, or 0.9%, to $641.0 million for the three months ended June 30, 2019, from $647.0 million for the three months ended June 30, 2018. This was primarily due to decreases of approximately $4.6 million and $2.6 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,450 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the customer account transfers. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in those geographically impacted regions for 18 months. Same store revenues increased by $26.4 million, or 5.8%, to $479.5 million for the three months ended June 30, 2019, as compared to $453.1 million in 2018. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2019, decreased by $0.3 million, or 0.2%, to $155.7 million as compared to $156.0 million in 2018. This decrease in cost of rentals and fees was primarily attributable to a decrease of $4.1 million in the Core U.S segment, partially offset by an increase of $3.3 million in Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 28.2% for the three months ended June 30, 2019, as compared to 27.7% in 2018.
Cost of Merchandise Sold. Cost of merchandise sold increased by $10.4 million, or 16.0%, to $76.0 million for the three months ended June 30, 2019, from $65.6 million in 2018, primarily attributable to an increase of $10.8 million in the Core U.S. segment, as discussed further in the segment performance section below. The gross margin percent of merchandise sales decreased to (7.3)% for the three months ended June 30, 2019, from (0.9)% in 2018.
Gross Profit. Gross profit decreased by $15.8 million, or 3.7%, to $408.1 million for the three months ended June 30, 2019, from $423.9 million in 2018, due primarily to decreases of $11.3 million and $5.7 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 62.2% for the three months ended June 30, 2019, as compared to 64.6% in 2018.
Store Labor. Store labor decreased by $11.3 million, or 6.9%, to $152.9 million, for the three months ended June 30, 2019, as compared to $164.2 million in 2018, primarily due to a decrease of $12.2 million in the Core U.S. segment, as a result of a lower Core U.S. store base and costs savings initiatives. Store labor expressed as a percentage of total store revenue was 23.9% for the three months ended June 30, 2019, as compared to 25.4% in 2018.
Other Store Expenses. Other store expenses decreased by $7.7 million, or 4.9%, to $149.2 million for the three months ended June 30, 2019, as compared to $156.9 million in 2018, primarily due to a decrease of $11.6 million in the Core U.S. segment, partially offset by an increase of $2.8 million in the Acceptance Now segment. Other store expenses expressed as a percentage of total store revenue were 23.3% for the three months ended June 30, 2019, compared to 24.2% in 2018.
General and Administrative Expenses. General and administrative expenses decreased by $3.3 million, or 7.8%, to $38.5 million for the three months ended June 30, 2019, as compared to $41.8 million in 2018, primarily due to cost savings initiatives. General and administrative expenses expressed as a percentage of total revenue were 5.9% for the three months ended June 30, 2019, compared to 6.4% in 2018.
Other (Gains) and Charges. Other (gains) and charges decreased by $94.0 million, to $(77.5) million for the three months ended June 30, 2019, as compared to $16.5 million in 2018, primarily due to the Vintage Settlement Proceeds and insurance proceeds related to the 2017 hurricanes, partially offset by associated merger termination legal and professional fees, store closures, state tax audit assessments, and cost savings initiatives.
Operating Profit. Operating results increased by $102.6 million, to $129.8 million for the three months ended June 30, 2019, as compared to $27.2 million in 2018, primarily due to the Vintage Settlement Proceeds described above and reduction in operating expenses related to costs savings initiatives and store closures. Operating results expressed as a percentage of total revenue were 19.8% for the three months ended June 30, 2019, compared to 4.1% in 2018. Excluding other (gains) & charges, operating profit was $52.3 million, or 8.0% of revenue for the three months ended June 30, 2019, compared to $43.6 million, or 6.7% of revenue for the comparable period of 2018.
Income Tax Expense. Income tax expense for the three months ended June 30, 2019 was $27.3 million, as compared to $2.8 million in 2018. The effective tax rate was 22.4% for the three months ended June 30, 2019, compared to 16.9% in 2018.
Six Months Ended June 30, 2019, compared to Six Months Ended June 30, 2018
Store Revenue. Total store revenue decreased by $13.1 million, or 1.0%, to $1,325.0 million for the six months ended June 30, 2019, from $1,338.1 million for the three months ended June 30, 2018. This was primarily due to decreases of approximately $12.6 million and $3.1 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,627 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the customer account transfers. In addition, due to the severity of the 2017 hurricane impacts, we instituted a change to

RENT-A-CENTER, INC. AND SUBSIDIARIES

the same store sales store selection criteria to exclude stores in those geographically impacted regions for 18 months. Same store revenues increased by $55.0 million, or 6.3%, to $929.1 million for the six months ended June 30, 2019, as compared to $874.1 million in 2018. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2019, decreased by $1.1 million, or 0.4%, to $311.0 million as compared to $312.1 million in 2018. This decrease in cost of rentals and fees was primarily attributable to a decrease of $8.4 million in the Core U.S. segment, partially offset by an increase of $6.5 million in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.9% for the six months ended June 30, 2019 as compared to 27.7% in 2018.
Cost of Merchandise Sold. Cost of merchandise sold increased by $17.5 million, or 10.8%, to $179.4 million for the six months ended June 30, 2019, from $161.9 million in 2018, primarily attributable to an increase of $19.0 million in the Core U.S. segment, as discussed further in the segment performance section below. The gross margin percent of merchandise sales decreased to (2.3)% for the six months ended June 30, 2019, from 6.1% in 2018.
Gross Profit. Gross profit decreased by $28.0 million, or 3.2%, to $832.9 million for the six months ended June 30, 2019, from $860.9 million in 2018, due primarily to decreases of $22.9 million and $8.1 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 61.6% for the six months ended June 30, 2019, as compared to 63.6% in 2018.
Store Labor. Store labor decreased by $30.6 million, or 8.9%, to $314.6 million, for the six months ended June 30, 2019, as compared to $345.2 million in 2018, primarily attributable to decreases of $29.2 million and $1.7 million in the Core U.S. and Acceptance Now segments, respectively, as a result of a lower Core U.S. store base and the closure of our Acceptance Now collection centers. Store labor expressed as a percentage of total store revenue was 23.7% for the six months ended June 30, 2019, as compared to 25.8% in 2018.
Other Store Expenses. Other store expenses decreased by $29.8 million, or 8.7%, to $313.0 million for the six months ended June 30, 2019, as compared to $342.8 million in 2018, primarily attributable to a decrease of $32.1 million in the Core U.S. segment, as a result of a lower Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 23.6% for the six months ended June 30, 2019, compared to 25.6% in 2018.
General and Administrative Expenses. General and administrative expenses decreased by $15.2 million, or 17.5%, to $71.5 million for the six months ended June 30, 2019, as compared to $86.7 million in 2018, primarily due to cost savings initiatives. General and administrative expenses expressed as a percentage of total revenue were 5.3% for the six months ended June 30, 2019, compared to 6.4% in 2018.
Other (Gains) and Charges. Other (gains) and charges decreased by $78.1 million, to $(44.2) million for the six months ended June 30, 2019, as compared to $33.9 million in 2018. Other gains for the six months ended June 30, 2019 primarily related to the Vintage Settlement Proceeds, and insurance proceeds related to the 2017 hurricanes, partially offset by the Blair class action settlement costs, associated merger termination legal and professional fees, store closures, state tax audit assessments, and cost savings initiatives.
Operating Profit. Operating profit increased by $130.3 million, to $147.2 million for the six months ended June 30, 2019, as compared to $16.9 million in 2018, primarily due to the Vintage Settlement described above and reduction in operating expenses related to costs savings initiatives and store closures. Operating profit expressed as a percentage of total revenue was 10.9% for the six months ended June 30, 2019, compared to 1.2% in 2018. Excluding other (gains) & charges, operating profit was $103.0 million, or 7.6% of revenue for the six months ended June 30, 2019, compared to $50.8 million, or 3.8% of revenue for the comparable period of 2018.
Income Tax. Income tax expense for the six months ended June 30, 2019 was $28.8 million, as compared to $1.2 million in 2018. The effective tax rate was 22.0% for the six months ended June 30, 2019, compared to 24.9% in 2018.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$451,096	$455,720	$(4,624)	(1.0)%	$925,153	$937,761	$(12,608)	(1.3)%
Gross profit	313,871	325,219	(11,348)	(3.5)%	638,511	661,460	(22,949)	(3.5)%
Operating profit	64,925	43,527	21,398	49.2%	118,236	71,914	46,322	64.4%
Change in same store revenue				5.6%				5.7%
Stores in same store revenue calculation				1,647				1,754
Revenues. The decrease in revenue for the three and six months ended June 30, 2019 was driven primarily by a decrease in rentals and fees revenue of $10.3 million and $15.4 million, respectively, as compared to 2018. The decrease is primarily due to our refranchising efforts and the rationalization of our Core U.S. store base, partially offset by increases in same store sales.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2019, as compared to 2018, primarily due to the decreases in revenue described above, in addition to increases in cost of merchandise sold of $10.8 million and $19.0 million, respectively, related to our strategy to enhance our value proposition changes, partially offset by decreases in cost of rentals and fees. Gross profit as a percentage of segment revenues decreased to 69.6% and 69.0% for the three and six months ended June 30, 2019, as compared to 71.4% and 70.5% for the respective periods in 2018.
Operating Profit. Operating profit as a percentage of segment revenues was 14.4% and 12.8% for the three and six months ended June 30, 2019, compared to 9.6% and 7.7% for the respective periods in 2018, primarily due to decreases in store labor and other store expenses of $23.8 million and $61.2 million, respectively. Declines in store labor and other store expenses were driven primarily by lower store count and cost savings initiatives, partially offset by higher merchandise losses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.2% and 3.4% for the three and six months ended June 30, 2019, compared to 3.1% for the respective periods in 2018. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.1% and 1.2% for the three and six months ended June 30, 2019, compared to 1.8% and 1.6% for the respective periods in 2018. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$176,389	$179,011	$(2,622)	(1.5)%	$372,911	$375,997	$(3,086)	(0.8)%
Gross profit	80,380	86,050	(5,670)	(6.6)%	166,708	174,855	(8,147)	(4.7)%
Operating profit	22,734	29,157	(6,423)	(22.0)%	44,247	44,587	(340)	(0.8)%
Change in same store revenue				6.0%				7.7%
Stores in same store revenue calculation				695				765
Revenues. Revenues for the three and six months ended June 30, 2019 decreased compared to 2018, driven primarily by store closures, offset by an increase in same store sales.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2019, compared to 2018, primarily due to our strategy to enhance our value proposition. Gross profit as a percentage of segment revenues decreased to 45.6% and 44.7% for the three and six months ended June 30, 2019, compared to 48.1% and 46.5% for the respective periods in 2018.
Operating Profit. Operating profit decreased by 22.0% and 0.8% for the three and six months ended June 30, 2019, respectively, as compared to 2018. The decreases in operating profit for the three and six months ended June 30, 2019 were primarily due to increases in labor and other store expenses and increased merchandise losses. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.6% and 9.8% for the three and six

RENT-A-CENTER, INC. AND SUBSIDIARIES

months ended June 30, 2019, compared to 7.7% and 8.2% in 2018. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.2% and 0.3% for the three and six months ended June 30, 2019, compared to 1.0% and 0.8% in 2018.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$13,551	$12,307	$1,244	10.1%	$26,896	$24,338	$2,558	10.5%
Gross profit	9,411	8,549	862	10.1%	18,680	16,871	1,809	10.7%
Operating profit	1,474	887	587	66.2%	2,693	1,384	1,309	94.6%
Change in same store revenue				10.2%				11.6%
Stores in same store revenue calculation				108				108
Revenues. Revenues for the three months ended June 30, 2019 were positively impacted by exchange rate fluctuations of approximately $0.2 million, while revenues for the six months ended June 30, 2019 were minimally impacted by exchange rate fluctuations, as compared to the same periods in 2018. On a constant currency basis, revenues for the three and six months ended June 30, 2019 increased approximately $1.0 million and $2.6 million, respectively.
Gross Profit. Gross profit for the three months ended June 30, 2019 was positively impacted by exchange rate fluctuations of approximately $0.1 million, while gross profit for the six months ended June 30, 2019 was minimally impacted by exchange rate fluctuations, as compared to the same periods in 2018. On a constant currency basis, gross profit increased by approximately $0.8 million for the three months ended June 30, 2019 and $1.8 million for the six months ended June 30, 2019, compared to the same period in 2018. Gross profit as a percentage of segment revenues was 69.4% and 69.5% for the three and six months ended June 30, 2019, compared to 69.5% and 69.3% for the respective periods in 2018.
Operating Profit. Operating profit for the three and six months ended June 30, 2019 was minimally impacted by exchange rate fluctuations compared to 2018. Operating profit as a percentage of segment revenues increased to 10.9% and 10.0% for the three and six months ended June 30, 2019, from 7.2% and 5.7% for the respective period in 2018, driven primarily by cost savings initiatives.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$14,889	$8,692	$6,197	71.3%	$27,659	$15,677	$11,982	76.4%
Gross profit	4,409	4,068	341	8.4%	9,038	7,678	1,360	17.7%
Operating profit	1,803	1,909	(106)	(5.6)%	3,581	3,165	416	13.1%
Revenues. Revenues increased for the three and six months ended June 30, 2019 compared to the respective period in 2018, primarily due to an increase in franchise locations as a result of our refranchising initiative resulting in higher merchandise sales.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 29.6% and 32.7% for the three and six months ended June 30, 2019, respectively, from 46.8% and 49.0% for the respective periods in 2018, primarily due to changes in our revenue mix of franchise royalties & fees and rental merchandise sales, related to the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues decreased for the three and six months ended June 30, 2019 to 12.1% and 12.9%, compared to 22.0% and 20.2% for the respective periods in 2018, primarily due to the decline in gross profit described above.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2019, we generated $185.4 million in operating cash flow, including approximately $80 million of net proceeds from the Vintage Settlement. We had proceeds from the sale of property assets of $13.8 million, and used cash in the amount of $5.1 million for capital expenditures, ending the six-month period with $353.1 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Analysis of Cash Flow. Cash provided by operating activities increased $42.5 million to $185.4 million for the six months ended June 30, 2019, from $142.9 million in 2018. This was primarily attributable to receipt of the Vintage Settlement Proceeds, partially offset by an increase in rental merchandise purchases during the six months ended June 30, 2019 compared to the same period in 2018.
Cash provided by investing activities increased approximately $11.2 million to $9.5 million for the six months ended June 30, 2019, from $(1.7) million in 2018, due primarily to a decrease in capital expenditures and proceeds from store sales.
Cash provided by financing activities was $2.4 million for the six months ended June 30, 2019, compared to $(97.5) million in 2018, a change of $99.9 million, primarily driven by debt repayments of $98.2 million in the first half of 2018.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. In addition, on August 5, 2019, we terminated our Prior Revolving Facility and entered into a new $300 million ABL Credit Facility and a $200 million senior secured term loan facility. Should we require additional funding sources, we have access to the ABL Credit Facility, which we expect to use, as we did the Prior Revolving Facility, for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Customer stolen merchandise	$33,443	$29,738	$73,189	$64,610
Other merchandise losses (1)	5,467	9,675	12,304	17,854
Total merchandise losses	$38,910	$39,413	$85,493	$82,464

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investments in information technology. We spent $5.1 million and $15.7 million on capital expenditures during the six months ended June 30, 2019 and 2018, respectively.
Acquisitions and New Location Openings. During the first six months of 2019, we acquired two new locations and customer accounts for an aggregate purchase price of approximately $0.1 million in one transaction.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below summarizes the location activity for the six-month period ended June 30, 2019.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Virtual	Mexico	Franchising	Total
Locations at beginning of period	2,158	1,106	96	122	281	3,763
New location openings	—	81	8	—	—	89
Conversions and refranchising	(57)	(37)	37	—	57	—
Closed locations
Merged with existing locations	(63)	(119)	(29)	—	—	(211)
Sold or closed with no surviving location	(3)	—	—	—	(4)	(7)
Locations at end of period	2,035	1,031	112	122	334	3,634
Acquired locations closed and accounts merged with existing locations	2	—	—	—	—	2
Total approximate purchase price of acquired stores (in millions)	$0.1	$—	$—	$—	$—	$0.1
Senior Debt. As discussed in Note 5 to the condensed consolidated financial statements, on August 5, 2019, we completed the Refinancing of our Prior Revolving Facility and irrevocably deposited the amount necessary to redeem in full our unsecured senior notes using cash on hand and proceeds from our new $300 million revolving credit facility and $200 million term loan facility. We may use, subject to certain limitations and borrowing availability, $150 million of the new revolving credit facility for the issuance of letters of credit, of which $92 million had been so utilized as of August 5, 2019.
Store Leases. We lease space for all of our Core U.S. and Mexico stores under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2019:

	Payments Due by Period
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
6.625% Senior Notes(1)	$321,831	$9,697	$312,134	$—	$—
4.75% Senior Notes(2)	273,750	5,937	267,813	—	—
Operating Leases	306,882	61,288	176,528	63,173	5,893
Total(3)(4)	$902,463	$76,922	$756,475	$63,173	$5,893

(1)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(2)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(3)
As of June 30, 2019, we have recorded $35.6 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

(4)
On July 15, 2019, Rent-A-Center instructed the trustee under the indentures governing the 6.625% and 4.75% senior notes to issue a conditional notice of full redemption to the holders of the outstanding 6.625% and 4.75% senior notes. On August 5, 2019, in connection with the Refinancing, Rent-A-Center irrevocably deposited the redemption price for the 6.625% and 4.75% senior notes with the trustee, and the indentures were satisfied and discharged. The 6.625% and 4.75% senior notes will be redeemed on August 15, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As a result, Rent-A-Center and its subsidiary guarantors have been released from their respective obligations under the 6.625% and 4.75% senior notes as of August 5, 2019.

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
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires immediate recognition of estimated current expected credit losses, rather than recognition when incurred. The adoption of ASU 2016-13 will be required for us beginning January 1, 2020, with early adoption permitted. Adoption is required using a modified retrospective approach with a cumulative-effect adjustment to retained earnings in the year of adoption. We are currently in the process of determining the impact the adoption of this ASU will have on our installment notes receivables. We do not expect to early adopt this ASU.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2019, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2019, was $292.7 million. The fair value of the 4.75% senior notes, based on the closing price at June 30, 2019, was $248.8 million. The outstanding senior notes will be redeemed on August 15, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As a result, Rent-A-Center and its subsidiary guarantors have been released from their respective obligations under the 6.625% and 4.75% senior notes as of August 5, 2019.
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
Interest Rate Risk
Interest rates on borrowings under our Credit Agreement are variable, indexed to prime or Eurodollar rates that expose us to the risk of increased interest costs if interest rates rise. As of June 30, 2019, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at August 5, 2019, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $2.8 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2019, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Vintage Capital Management, LLC, and B. Riley Financial, Inc. v. Rent-A-Center, Inc. As announced on April 22, 2019, we agreed to settle all litigation with Vintage Capital and B. Riley relating to our termination of the Merger Agreement. In the Vintage Settlement, we received a payment of $92.5 million in cash in May 2019. The Vintage Settlement was recorded as a pre-tax gain upon receipt.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2018, except that we completed the Refinancing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 5, 2019 (the “Closing Date”), we entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) providing for a seven-year $200 million senior secured term loan facility, among the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, and (ii) an ABL Credit Agreement (the “ABL Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) providing a five-year asset-based revolving credit facility (the “ABL Credit Facility”) with commitments of $300 million, among the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
On the Closing Date, the Company borrowed the full $200 million of initial term loans available under the Term Loan Credit Agreement and drew $80 million under its ABL Credit Agreement. The proceeds of the borrowings on the Closing Date were used (i) to prepay in full and terminate commitments under the Company’s existing Credit Agreement, dated as of March 19, 2014 (as amended prior to the date of the refinancing), among the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., (ii) to satisfy and discharge the Company’s (x) 6.625% Senior Notes due 2020 (the “6.625% Notes”), issued

RENT-A-CENTER, INC. AND SUBSIDIARIES

under the Company’s Indenture, dated as of November 2, 2010, among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and (y) 4.75% Senior Notes due 2021 (the “4.75% Notes” and, together with the 6.625% Notes, the “Notes”), issued under the Company’s Indenture, dated as of May 2, 2013, among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and (iii) for general corporate purposes. On August 15, 2019, all issued and outstanding Notes will be redeemed pursuant to the terms thereof.
Term Loan Credit Agreement
The Term Loan Credit Agreement will mature on August 5, 2026. The Term Loan Credit Agreement will amortize in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%.
The Term Loan Credit Agreement permits the Company to prepay the term loans, in whole or in part, without penalty on or after the six-month anniversary of the Closing Date. It also permits the Company to incur incremental term loans in an aggregate amount equal to $150 million plus the amount of voluntary prepayments of the term loans and an unlimited amount subject to a pro forma consolidated senior secured leverage ratio of not greater than 2.00 to 1.00, subject to certain other conditions.
The obligations under the Term Loan Credit Agreement are guaranteed certain of the Company’s subsidiaries. The Term Loan Credit Agreement and the guarantees are secured on a first-priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, other than collateral subject to a first-priority lien under the ABL Credit Agreement, consisting of, among other things, accounts receivable, inventory and bank accounts (and funds on deposit therein), in which the Term Loan Credit Agreement and the guarantees have a second-priority security interest, in each case, subject to certain exceptions.
The Term Loan Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

•	create certain liens and enter into certain sale and lease-back transactions;

•	create, assume, incur or guarantee certain indebtedness;

•	pay dividends or make other distributions on, or repurchase or redeem, the Company’s capital stock or certain other debt;

•	make other restricted payments; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s and its restricted subsidiaries’ assets, to another person.
These covenants are subject to a number of other limitations and exceptions set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries.
ABL Credit Agreement
The ABL Credit Facility will mature on August 5, 2024. The Borrowers may borrow only up to the lesser of the level of the then-current borrowing base and the committed maximum borrowing capacity of $300 million. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement.
Letters of credit are limited to the lesser of (x) $150 million, subject to certain limitations, and (y) the aggregate unused availability then in effect.
Subject to certain conditions, the ABL Credit Facility may be expanded by up to $100 million in additional commitments, subject to a pro forma fixed charge coverage ratio being greater than 1.10 to 1.00.
The obligations under the ABL Credit Agreement are guaranteed by the Company and certain of the Company’s subsidiaries. The ABL Credit Agreement and the guarantees are secured on a first-priority basis on all accounts receivable, inventory and bank accounts (and funds on deposit therein) of the Company and the guarantors and a second-priority basis on all of the tangible and intangible assets (second in priority to the liens securing the Term Loan Credit Agreement) of such persons, in each case, subject to certain exceptions.
The ABL Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and are substantially the same as covenants in the Term Loan Credit Agreement. The ABL Credit Facility also requires the maintenance of a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 at the end of each fiscal

RENT-A-CENTER, INC. AND SUBSIDIARIES

quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $33.75 million and 15% of the line cap then in effect.
The ABL Credit Agreement provides for customary events of default that are substantially the same as events of default in the Term Loan Credit Agreement.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 6. Exhibits.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of June 17, 2018, by and among Rent-A-Center, Inc., Vintage Rodeo Parent, LLC and Vintage Rodeo Acquisition, Inc. (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of June 17, 2018.)

2.2
Asset Purchase Agreement (the “Asset Purchase Agreement”), dated July 12, 2019, among Rent-A-Center, Inc., Braveheart Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, C/C Financial Corp., a Delaware corporation d/b/a Merchants Preferred , MPLPS II Holdings, LLC, a Delaware limited liability company, MPLPS II, LLC, a Delaware limited liability company, MP Lease-Purchase Services, Inc., a Delaware corporation, and Synterra Capital Management LLC (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of July 15, 2019.)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

10.41
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.42*(1)	Term Loan Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.43*(1)	ABL Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.44*(1)
Term Loan Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent

10.45*(1)	ABL Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014).

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
(1)
Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

RENT-A-CENTER, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/S/ MAUREEN B. SHORT
Maureen B. Short
EVP, Chief Financial Officer
Date: August 8, 2019