Form 10-Q
period 2019-09-30
RENT A CENTER INC DE
filed 2019-11-07
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38047
Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5501 Headquarters Drive
Plano, Texas 75024
(Address, including zip code of registrant’s principal executive offices)
Registrant’s telephone number, including area code: 972-801-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	RCII	New York Stock Exchange
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2019:

Class	Outstanding
Common stock, $.01 par value per share	54,754,436

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$550,795	$552,580	$1,665,829	$1,679,697
Merchandise sales	65,552	67,141	240,864	239,487
Installment sales	16,952	15,681	49,658	49,459
Other	1,054	2,140	2,962	6,995
Total store revenues	634,353	637,542	1,959,313	1,975,638
Franchise
Merchandise sales	11,178	4,135	30,307	12,649
Royalty income and fees	3,840	3,265	12,370	10,428
Total revenues	649,371	644,942	2,001,990	1,998,715
Cost of revenues
Store
Cost of rentals and fees	161,971	153,716	473,001	465,852
Cost of merchandise sold	70,575	74,340	250,000	236,255
Cost of installment sales	5,527	5,244	16,133	16,103
Total cost of store revenues	238,073	233,300	739,134	718,210
Franchise cost of merchandise sold	11,302	3,902	29,923	11,901
Total cost of revenues	249,375	237,202	769,057	730,111
Gross profit	399,996	407,740	1,232,933	1,268,604
Operating expenses
Store expenses
Labor	158,666	168,297	473,221	513,543
Other store expenses	150,366	149,326	463,385	492,129
General and administrative expenses	34,364	40,818	105,822	127,480
Depreciation and amortization	14,894	16,946	45,788	52,274
Other charges and (gains)	2,859	6,721	(41,308)	40,665
Total operating expenses	361,149	382,108	1,046,908	1,226,091
Operating profit	38,847	25,632	186,025	42,513
Debt refinancing charges	2,168	—	2,168	—
Interest expense	6,733	10,496	26,214	32,662
Interest income	(85)	(345)	(2,956)	(756)
Earnings before income taxes	30,031	15,481	160,599	10,607
Income tax (benefit) expense	(1,246)	2,563	27,544	3,779
Net earnings	$31,277	$12,918	$133,055	$6,828
Basic earnings per common share	$0.57	$0.24	$2.46	$0.13
Diluted earnings per common share	$0.56	$0.24	$2.39	$0.13
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands)
Net earnings	$31,277	$12,918	$133,055	$6,828
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(91) and $239, and $(11) and $112, for the three and nine months ended 2019 and 2018, respectively	(344)	900	(40)	423
Total other comprehensive (loss) income	(344)	900	(40)	423
Comprehensive income	$30,933	$13,818	$133,015	$7,251
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$73,682	$155,391
Receivables, net of allowance for doubtful accounts of $5,981 and $4,883 in 2019 and 2018, respectively	70,762	69,645
Prepaid expenses and other assets	39,120	51,352
Rental merchandise, net
On rent	633,740	683,808
Held for rent	109,931	123,662
Merchandise held for installment sale	3,631	3,834
Property assets, net of accumulated depreciation of $564,062 and $551,750 in 2019 and 2018, respectively	193,925	226,323
Operating lease right-of-use assets	268,101	—
Deferred tax asset	25,568	25,558
Goodwill	71,749	56,845
Other intangible assets, net	7,723	499
Total assets	$1,497,932	$1,396,917
LIABILITIES
Accounts payable – trade	$105,042	$113,838
Accrued liabilities	301,797	337,459
Operating lease liabilities	272,515	—
Deferred tax liability	135,837	119,061
Senior debt, net	251,001	—
Senior notes, net	—	540,042
Total liabilities	1,066,192	1,110,400
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 111,105,930 and 109,909,504 shares issued in 2019 and 2018, respectively	1,110	1,099
Additional paid-in capital	866,316	838,436
Retained earnings	923,296	805,924
Treasury stock at cost, 56,369,752 shares in 2019 and 2018	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(11,305)	(11,265)
Total stockholders' equity	431,740	286,517
Total liabilities and stockholders' equity	$1,497,932	$1,396,917
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
Net earnings	—	—	—	7,323	—	—	7,323
Other comprehensive income	—	—	—	—	—	521	521
Exercise of stock options	284	3	2,889	—	—	—	2,892
Vesting of restricted share units	218	2	(2)	—	—	—	—
Shares withheld for employee taxes on awards vested & exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	709	—	—	—	709
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Balance at March 31, 2019	110,412	1,104	840,298	811,271	(1,347,677)	(10,744)	294,252
Net earnings	—	—	—	94,455	—	—	94,455
Other comprehensive loss	—	—	—	—	—	(217)	(217)
Exercise of stock options	101	1	1,417	—	—	—	1,418
Vesting of restricted share units	49	—	—	—	—	—	—
Stock-based compensation	—	—	1,982	—	—	—	1,982
Balance at June 30, 2019	110,562	1,105	843,697	905,726	(1,347,677)	(10,961)	391,890
Net earnings	—	—	—	31,277	—	—	31,277
Other comprehensive loss	—	—	—	—	—	(344)	(344)
Exercise of stock options	105	1	1,502	—	—	—	1,503
Stock-based compensation	—	—	1,952	—	—	—	1,952
Dividends declared	—	—	—	(13,707)	—	—	(13,707)
Merchants Preferred acquisition	439	4	19,165	—	—	—	19,169
Balance at September 30, 2019	111,106	$1,110	$866,316	$923,296	$(1,347,677)	$(11,305)	$431,740
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2017	109,682	$1,097	$831,271	$798,743	$(1,347,677)	$(10,991)	$272,443
Net loss	—	—	—	(19,843)	—	—	(19,843)
Other comprehensive income	—	—	—	—	—	1,648	1,648
Exercise of stock options	36	—	374	—	—	—	374
Vesting of restricted share units	66	—	(1)	—	—	—	(1)
Shares withheld for employee taxes on awards vested & exercised	—	—	(195)	—	—	—	(195)
Stock-based compensation	—	—	1,862	—	—	—	1,862
ASC 606 adoption	—	—	—	(1,311)	—	—	(1,311)
Balance at March 31, 2018	109,784	1,097	833,311	777,589	(1,347,677)	(9,343)	254,977
Net earnings	—	—	—	13,753	—	—	13,753
Other comprehensive loss	—	—	—	—	—	(2,125)	(2,125)
Exercise of stock options	61	1	596	—	—	—	597
Vesting of restricted share units	25	—	—	—	—	—	—
Stock-based compensation	—	—	1,133	—	—	—	1,133
Balance at June 30, 2018	109,870	1,098	835,040	791,342	(1,347,677)	(11,468)	268,335
Net earnings	—	—	—	12,918	—	—	12,918
Other comprehensive income	—	—	—	—	—	900	900
Exercise of stock options	9	—	94	—	—	—	94
Vesting of restricted share units	—	1	—	—	—	—	1
Stock-based compensation	—	—	1,498	—	—	—	1,498
Balance at September 30, 2018	109,879	$1,099	$836,632	$804,260	$(1,347,677)	$(10,568)	$283,746
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
(In thousands)
Cash flows from operating activities
Net earnings	$133,055	$6,828
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	455,143	461,484
Bad debt expense	11,591	10,372
Stock-based compensation expense	4,644	4,493
Depreciation of property assets	45,551	51,778
Loss on sale or disposal of property assets	278	2,529
Amortization of intangibles	237	496
Amortization of financing fees	2,574	4,074
Write-off of debt financing fees	2,168	—
Deferred income taxes	16,629	4,379
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(387,098)	(375,013)
Receivables	(11,891)	(5,746)
Prepaid expenses and other assets	10,080	(2,663)
Operating lease right-of-use assets and lease liabilities	5,305	—
Accounts payable – trade	(8,796)	7,711
Accrued liabilities	(51,341)	13,133
Net cash provided by operating activities	228,129	183,855
Cash flows from investing activities
Purchase of property assets	(12,010)	(22,491)
Proceeds from sale of property assets	16,922	16,474
Hurricane insurance recovery proceeds	995	—
Acquisitions of businesses	(28,722)	(2,049)
Net cash used in investing activities	(22,815)	(8,066)
Cash flows from financing activities
Exercise of stock options	5,813	1,064
Shares withheld for payment of employee tax withholdings	(1,733)	(283)
Debt issuance costs	(8,454)	—
Proceeds from debt	285,400	27,060
Repayments of debt	(568,140)	(166,357)
Net cash used in financing activities	(287,114)	(138,516)
Effect of exchange rate changes on cash	91	767
Net (decrease) increase in cash and cash equivalents	(81,709)	38,040
Cash and cash equivalents at beginning of period	155,391	72,968
Cash and cash equivalents at end of period	$73,682	$111,008
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
Our Acceptance Now segment, which operates in the United States and Puerto Rico, and includes the recently acquired Merchants Preferred virtual business model, generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers’ locations. Those kiosks can be staffed by an Acceptance Now employee (staffed locations) or employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the rent-to-own transaction online in the retailers' locations using our virtual solutions (virtual locations).
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
Newly Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms of 12 months or less) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Adoption of ASU 2016-02 requires the use of a modified retrospective transition method to measure leases at the beginning of the earliest period presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11, allowing companies to apply a transition method for adoption of the new standard as of the adoption date, with recognition of any cumulative-effects as adjustments to the opening balance of retained earnings in the period of adoption. We adopted these ASUs beginning January 1, 2019 and elected the transition method under ASU 2018-11.
Our rent-to-own agreements, which comprise the majority of our annual revenue, fall within the scope of ASU 2016-02 under lessor accounting; however, the new standard does not significantly affect the timing of recognition or presentation of revenue for our rental contracts.
As a lessee, the new standard affected a substantial portion of our lease contracts. As of September 30, 2019, we have $268.1 million operating lease right-of-use assets and $272.5 million operating lease liabilities in our condensed consolidated balance sheet. Upon adoption, we identified impairment losses related to closure of our product service centers and Core U.S. stores resulting in a cumulative-effect decrease of $2.0 million, net of tax, to our January 1, 2019 retained earnings balance. There were no significant effects to our condensed consolidated statements of operations or condensed consolidated statements of cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We elected a package of optional practical expedients in our adoption of the new standard, including the option to retain the current classification for leases entered into prior to the date of adoption; the option not to reassess initial direct costs for capitalization for leases entered into prior to the date of adoption; and the option not to separate lease and non-lease components for our rent-to-own agreements as a lessor, and our real estate, and certain categories of equipment leases, as a lessee.
In conjunction with the adoption of the new lease accounting standard, we implemented a new back-office lease administration and accounting system to support the new accounting and disclosure requirements as a lessee. In addition, we implemented changes to our previous accounting policies, processes, and internal controls to ensure compliance with the new standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a company to reclassify to retained earnings the disproportionate income tax effects of the Tax Act on items with accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income. The adoption of ASU 2018-02 was required for us beginning January 1, 2019. We elected not to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.
Note 2 - Acquisitions
On August 13, 2019, we completed the acquisition of substantially all of the assets of C/C Financial Corp. dba Merchants Preferred ("Merchants Preferred"), a nationwide provider of virtual rent-to-own services. The aggregate purchase price was approximately $46.6 million, including net cash consideration of approximately $28.0 million, and 701,918 shares of our common stock valued at $27.31 per share, as of the date of closing, less working capital adjustments of approximately $0.5 million.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	August 13, 2019
Receivables	$1,813
Prepaid expenses and other assets	138
Rental merchandise	17,903
Software	4,300
Right of use operating leases	404
Other intangible assets	7,600
Goodwill	14,934
Lease liabilities	(487)
Net identifiable assets acquired	$46,605

The fair value measurements were primarily based on significant unobservable inputs (level 3) developed using company-specific information. Certain fair value estimates were determined based on an independent valuation of the net assets acquired, including identifiable intangible assets, relating to dealer relationships, of $7.6 million, and software of $4.3 million. The fair value for dealer relationships and software were estimated using common industry valuation methods for similar asset types, based primarily on cost inputs and projected cash flows. The dealer relationships and software assets were both assigned remaining lives of 10 years.
In addition, we recorded goodwill of $14.9 million, which consists of the excess of the net purchase price over the fair value of the net assets acquired. The goodwill is not deductible for tax purposes.
The values reflected in the table above may change as we finalize our assessment of the acquired assets and liabilities. A change in these valuations may also impact the income tax related accounts and goodwill. Merchants Preferred results of operations are reflected in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
In connection with this acquisition, we recorded approximately $1.1 million in acquisition-related expenses during the nine months ended September 30, 2019 including expenses related to legal, professional, and banking transaction fees. These costs were included in other charges and (gains) in our unaudited condensed consolidated statement of operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3 - Revenues
The following table disaggregates our revenue for the periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$389,421	$148,711	$12,663	$—	$550,795
Merchandise sales	29,185	35,667	700	—	65,552
Installment sales	16,952	—	—	—	16,952
Other	939	108	7	—	1,054
Total store revenues	436,497	184,486	13,370	—	634,353
Franchise
Merchandise sales	—	—	—	11,178	11,178
Royalty income and fees	—	—	—	3,840	3,840
Total revenues	$436,497	$184,486	$13,370	$15,018	$649,371

	Nine Months Ended September 30, 2019
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,196,800	$431,008	$38,021	$—	$1,665,829
Merchandise sales	112,678	125,963	2,223	—	240,864
Installment sales	49,658	—	—	—	49,658
Other	2,514	426	22	—	2,962
Total store revenues	1,361,650	557,397	40,266	—	1,959,313
Franchise
Merchandise sales	—	—	—	30,307	30,307
Royalty income and fees	—	—	—	12,370	12,370
Total revenues	$1,361,650	$557,397	$40,266	$42,677	$2,001,990

	Three Months Ended September 30, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$403,483	$137,061	$12,036	$—	$552,580
Merchandise sales	30,135	36,264	742	—	67,141
Installment sales	15,681	—	—	—	15,681
Other	2,021	113	6	—	2,140
Total store revenues	451,320	173,438	12,784	—	637,542
Franchise
Merchandise sales	—	—	—	4,135	4,135
Royalty income and fees	—	—	—	3,265	3,265
Total revenues	$451,320	$173,438	$12,784	$7,400	$644,942

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

Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to rental purchase agreements, which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term, customers renew the rental agreement for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore rental transactions are accounted for as operating leases.
Rental payments received at our Core U.S., ANOW (excluding Merchants Preferred) and Mexico locations must be prepaid and revenue is recognized over the rental term. Under Merchants Preferred virtual business model, revenues are earned prior to the rental payment due date. Therefore, revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. See Note 4 for additional information regarding accrued rental revenue and the related allowances for returns and uncollectible payments.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At September 30, 2019 and December 31, 2018, we had $39.1 million and $42.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term.
We also offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement and receive a refund for payments previously made towards the plan. At September 30, 2019 and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

December 31, 2018, we had $2.8 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consisted of external maintenance and repair services provided by the Company’s service department, in addition to other miscellaneous product plans offered to our rental and installment customers. We completed the shut down of our service department operations early in the first quarter of 2019. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2019 and December 31, 2018, we had $4.4 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Trade and notes receivables consist primarily of amounts due from our rental customers for renewal and uncollected rental payments; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables.
Receivables consist of the following:

(In thousands)	September 30, 2019	December 31, 2018
Installment sales receivables	$52,163	$54,746
Trade and notes receivables	24,580	19,782
Total receivables	76,743	74,528
Less allowance for doubtful accounts	(5,981)	(4,883)
Total receivables, net of allowance for doubtful accounts	$70,762	$69,645

We maintain allowances against our receivable balances, primarily related to expected merchandise returns and uncollectible payments due from our virtual rental and installment customers. The allowance for doubtful accounts related to trade and notes receivable was $2.8 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts related to installment sales receivable was $3.2 million and $3.6 million at September 30, 2019 and December 31, 2018, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	September 30, 2019
Beginning allowance for doubtful accounts	$4,883
Bad debt expense (1)	10,198
Estimated returns and uncollectible rental payments (2)	1,393
Accounts written off	(10,913)
Recoveries	420
Ending allowance for doubtful accounts	$5,981
(1) Bad debt expense is primarily related to uncollectible installment payments, franchisee obligations, and other corporate receivables, and is recognized in other store operating expenses in our condensed consolidated financial statements.
(2) Estimated returns and uncollectible rental payments is recognized as a reduction to rental revenue in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Core U.S. and Mexico stores under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. We evaluate all leases to determine if it is likely that we will exercise future

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. We have elected not to use the short-term lease exemption for our real estate leases. Therefore, we include month-to-month leases in operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet. In certain store sales, we enter into lease assignment agreements with the buyer, but remain as the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet.
We lease vehicles for all of our Core U.S. stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our condensed consolidated balance sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2022 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage and certain back office technology hardware assets.
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.
Total operating lease costs by expense type:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost included in other store expenses(1)	$36,441	$111,226
Operating lease cost included in other charges	2,933	10,185
Sublease receipts	(2,065)	(5,559)
Total operating lease charges	$37,309	$115,852
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

Nine Months Ended
(in thousands)	September 30, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$91,235
Cash paid for short-term operating leases not included in operating lease liabilities	21,247
Right-of-use assets obtained in exchange for new operating lease liabilities	36,371
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	September 30, 2019
Weighted-average discount rate(1)	7.9%
Weighted-average remaining lease term (in years)	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at September 30, 2019:

(In thousands)	Operating Leases
2019	$30,741
2020	109,746
2021	78,774
2022	49,954
2023	24,887
Thereafter	11,976
Total undiscounted operating lease liabilities	306,078
Less: Interest	(33,563)
Total present value of operating lease liabilities	$272,515

In accordance with ASC 840, future minimum rental payments for operating leases with remaining lease terms in excess of one year, at December 31, 2018:

(In thousands)	Operating Leases
2019	$145,345
2020	116,785
2021	80,362
2022	47,417
2023	16,460
Thereafter	2,280
Total future minimum rental payments	$408,649

Note 6 - Income Taxes
The effective tax rate was (4.15)% and 17.15% for the three and nine months ended September 30, 2019, compared to 16.56% and 35.63% for the respective periods in 2018. The effective tax rate for the three and nine months ended September 30, 2019 was lower than the expected statutory tax rate of 21%, primarily as a result of the reversal of previously recorded reserves for uncertain tax positions due to the lapse of the statute of limitations for certain years in certain jurisdictions.
Note 7 - Senior Debt, net
On August 5, 2019, we entered into a new Term Loan Credit Agreement (the “Term Loan Credit Agreement”) providing for a seven-year $200 million senior secured term loan facility and an Asset Based Loan Credit Agreement (the “ABL Credit Agreement”) providing a five-year asset-based revolving credit facility (the “ABL Credit Facility”) with commitments of $300 million, the proceeds of which were used for the redemption of all of our outstanding senior notes. The amounts outstanding under the Term Loan Credit Agreement and ABL Credit Facility were $200.0 million and $60.0 million at September 30, 2019, respectively.
Proceeds from the Term Loan Credit Agreement were net of original issue discount of $2.0 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Agreement and the ABL Credit Facility, we incurred approximately $6.3 million in debt issuance costs. The original issue discount and debt issuance costs will be amortized over the remaining terms of the respective credit agreements. As of September 30, 2019, the total unamortized balance of debt issuance costs relating to our senior debt and original issue discount reported in the Condensed Consolidated Balance Sheet were $7.0 million and $2.0 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of September 30, 2019, we have issued letters of credit in the aggregate amount of $92 million.
Term Loan Credit Agreement
The Term Loan Credit Agreement, which matures on August 5, 2026, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%. The margin on the Term Loan Credit Agreement was 6.63% at September 30, 2019.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Term Loan Credit Agreement permits the Company to prepay the term loans, in whole or in part, without penalty on or after the six-month anniversary of the Closing Date. It also permits the Company to incur incremental term loans in an aggregate amount equal to $150 million plus the amount of voluntary prepayments of the term loans and an unlimited amount subject to a pro forma consolidated senior secured leverage ratio of not greater than 2.00 to 1.00, subject to certain other conditions.
The obligations under the Term Loan Credit Agreement are guaranteed by certain of our subsidiaries. The Term Loan Credit Agreement and the guarantees are secured on a first-priority basis by substantially all of the tangible and intangible assets of the company and the guarantors, other than collateral subject to a first-priority lien under the ABL Credit Agreement, consisting of, among other things, accounts receivable, inventory and bank accounts (and funds on deposit therein), in which the Term Loan Credit Agreement and the guarantees have a second-priority security interest, in each case, subject to certain exceptions.
The Term Loan Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the company and its restricted subsidiaries to:

•	create certain liens and enter into certain sale and lease-back transactions, excluding the sale and lease-back of the company headquarters;

•	create, assume, incur or guarantee certain indebtedness;

•	consolidate or merge with, or convey, transfer or lease all or substantially all of the company’s and its restricted subsidiaries’ assets, to another person

•	pay dividends or make other distributions on, or repurchase or redeem, the company’s capital stock or certain other debt; and

•	make other restricted payments.
These covenants are subject to a number of limitations and exceptions set forth in the Term Loan Credit Agreement. We are currently permitted to pay dividends and repurchase the company's common stock without limitation.
The Term Loan Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries.
ABL Credit Agreement
The ABL Credit Facility will mature on August 5, 2024. The Borrowers (as defined in the ABL Credit Agreement) may borrow only up to the lesser of the level of the then-current Borrowing Base and the committed maximum borrowing capacity of $300 million. The Borrowing Base is tied to the Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, reduced by Reserves, as defined in the ABL Credit Agreement. We provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless liquidity is less than 15% of the maximum borrowing capacity of the ABL Credit Agreement or $45 million, in which case we must provide weekly information.
Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. The margin on the ABL Credit Facility was 3.63% at September 30, 2019. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement. The commitment fee at September 30, 2019 was 0.375%. We paid $0.3 million of commitment fees during the third quarter of 2019.
Letters of credit are limited to the lesser of (x) $150 million, subject to certain limitations, and (y) the aggregate unused availability then in effect.
Subject to certain conditions, the ABL Credit Facility may be expanded by up to $100 million in additional commitments, subject to a pro forma fixed charge coverage ratio being greater than 1.10 to 1.00.
The obligations under the ABL Credit Agreement are guaranteed by the company and certain of the company’s subsidiaries. The ABL Credit Agreement and the guarantees are secured on a first-priority basis on all our and the guarantors’ accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority basis on all of the tangible and intangible assets (second in priority to the liens securing the Term Loan Credit Agreement) of such persons, in each case, subject to certain exceptions.
The ABL Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and are substantially the same as covenants in the Term Loan Credit Agreement. The ABL Credit Facility also requires the maintenance of a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $33.75 million and 15% of the line cap then in effect.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The ABL Credit Agreement provides for customary events of default that are substantially the same as events of default in the Term Loan Credit Agreement.
Note 8 - Senior Notes
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
On August 5, 2019, Rent-A-Center irrevocably deposited the redemption price for the 6.625% and 4.75% senior notes with the trustee, and the indentures were satisfied and discharged. The 6.625% and 4.75% senior notes were redeemed on August 15, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As a result, Rent-A-Center and its subsidiary guarantors were released from their respective obligations under the 6.625% and 4.75% senior notes as of August 5, 2019. As of December 31, 2018, we had $540.0 million in senior notes outstanding, net of unamortized issuance costs.
In connection with redeeming the senior unsecured notes, we recorded a write-down of previously unamortized debt issuance costs of approximately $2.0 million in the third quarter of 2019.
Note 9 - Fair Value
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
At September 30, 2019, our financial instruments include cash and cash equivalents, receivables, payables, and outstanding borrowings against our ABL and Term Loan Credit Facilities. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2019 and December 31, 2018, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan and ABL Credit Facilities are variable and, therefore, the carrying value of outstanding borrowings approximates their fair value.
Note 10 - Other Charges and (Gains)
Cost Savings Initiatives. During 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges during the first nine months of 2019 consisting of $4.7 million in lease impairment charges, $2.8 million in severance and other payroll-related costs, $2.2 million in other miscellaneous shutdown and holding costs, and $0.4 million in disposal of fixed assets. Costs incurred during the first nine months of 2018 related to these initiatives included pre-tax charges of $6.8 million in contract termination fees, $7.0 million in severance and other payroll-related costs, $1.9 million in legal and advisory fees, $1.1 million in other miscellaneous shutdown costs, $0.9 million in lease obligation costs, $0.4 million related to the write-down of capitalized software, and $0.1 million in disposal of fixed assets.
Store Consolidation Plan. During the first nine months of 2019, we closed 83 Core U.S. stores, resulting in pre-tax charges of $3.1 million in lease impairment charges, $1.7 million in other miscellaneous shutdown and holding costs, $0.8 million in disposal of fixed assets, and $0.4 million in severance and other payroll-related costs. During the first nine months of 2018, we closed 129 Core U.S. stores and 9 locations in Mexico, resulting in pre-tax charges of $10.5 million, consisting of $7.9 million in lease obligation costs, $1.5 million in disposal of fixed assets, $0.9 million in other miscellaneous shutdown and holding costs, and $0.2 million in severance and other payroll-related costs.
Vintage Settlement. On April 22, 2019, we agreed to settle (the "Vintage Settlement") all litigation with Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc., Vintage Capital Management, LLC (collectively, "Vintage Capital") and B. Riley Financial, Inc. ("B. Riley") relating to our termination of the Agreement and Plan of Merger (the "Merger Agreement") among Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Rent-A-Center, Inc. In the Vintage Settlement, we received a payment of $92.5 million in cash in May 2019, of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the termination (the "Vintage Settlement Proceeds"). The Vintage Settlement was recorded as a pre-tax gain upon receipt.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Merchants Preferred Acquisition. On August 13, 2019, we completed the previously announced acquisition of substantially all of the assets of Merchants Preferred, a nationwide virtual rent-to-own provider. In connection with this acquisition, we recorded approximately $1.1 million in acquisition-related expenses during the nine months ended September 30, 2019 including expenses related to legal, professional, and banking transaction fees.
Write-down of Capitalized Software. During the first nine months of 2018, we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.9 million, related to the write-down of capitalized assets.
Activity with respect to other charges and (gains) for the nine months ended September 30, 2019 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2018	Charges & Adjustments	Payments & Adjustments	Accrued Charges at September 30, 2019
Cash charges:
Labor reduction costs	$7,623	$3,160	$(9,356)	$1,427
Lease obligation costs(1)	4,882	—	(4,882)	—
Other miscellaneous	—	3,914	(3,914)	—
Total cash charges	$12,505	7,074	$(18,152)	$1,427
Non-cash charges:
Asset impairments(2)		9,091
Other(3)		(57,473)
Total other gains		$(41,308)
(1) Upon adoption of ASU 2016-02, previously accrued lease obligation costs related to discontinued operations were eliminated and are now reflected as an adjustment to our operating lease right-of-use assets in our condensed consolidated balance sheet.
(2) Includes impairments of operating lease right-of-use assets and other property assets related to the closure of RTO stores and our product service centers in the first nine months of 2019.
(3) Other primarily includes the Vintage Settlement Proceeds and insurance proceeds related to the 2017 hurricanes, offset by the Blair class action settlement (refer to Note 13 for additional details), incremental legal and professional fees related to the termination of the Merger Agreement and the Merchants Preferred acquisition, and state tax audit assessments.
Note 11 - Segment Information
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
Segment information for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues
Core U.S.	$436,497	$451,320	$1,361,650	$1,389,081
Acceptance Now	184,486	173,438	557,397	549,435
Mexico	13,370	12,784	40,266	37,122
Franchising	15,018	7,400	42,677	23,077
Total revenues	$649,371	$644,942	$2,001,990	$1,998,715

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gross profit
Core U.S.	$306,881	$313,771	$945,392	$975,231
Acceptance Now	80,113	81,586	246,821	256,441
Mexico	9,286	8,885	27,966	25,756
Franchising	3,716	3,498	12,754	11,176
Total gross profit	$399,996	$407,740	$1,232,933	$1,268,604

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Operating profit
Core U.S.	$52,175	$43,221	$170,411	$115,135
Acceptance Now	21,830	26,278	66,077	70,865
Mexico	1,213	922	3,906	2,306
Franchising	1,135	522	4,716	3,687
Total segments	76,353	70,943	245,110	191,993
Corporate	(37,506)	(45,311)	(59,085)	(149,480)
Total operating profit	$38,847	$25,632	$186,025	$42,513

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Depreciation and amortization
Core U.S.	$5,037	$6,216	$15,619	$19,482
Acceptance Now	379	421	1,040	1,288
Mexico	82	222	317	839
Franchising	3	45	42	133
Total segments	5,501	6,904	17,018	21,742
Corporate	9,393	10,042	28,770	30,532
Total depreciation and amortization	$14,894	$16,946	$45,788	$52,274

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Capital expenditures
Core U.S.	$4,129	$3,586	$5,594	$12,801
Acceptance Now	24	76	125	156
Mexico	35	113	65	151
Total segments	4,188	3,775	5,784	13,108
Corporate	2,734	3,021	6,226	9,383
Total capital expenditures	$6,922	$6,796	$12,010	$22,491

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	September 30, 2019	December 31, 2018
On rent rental merchandise, net
Core U.S.	$377,101	$424,829
Acceptance Now	241,591	242,978
Mexico	15,048	16,001
Total on rent rental merchandise, net	$633,740	$683,808

(in thousands)	September 30, 2019	December 31, 2018
Held for rent rental merchandise, net
Core U.S.	$104,341	$117,294
Acceptance Now	1,151	1,207
Mexico	4,439	5,161
Total held for rent rental merchandise, net	$109,931	$123,662

(in thousands)	September 30, 2019	December 31, 2018
Assets by segment
Core U.S.	$887,795	$714,914
Acceptance Now(1)	330,727	312,151
Mexico	30,616	29,321
Franchising	8,412	4,287
Total segments	1,257,550	1,060,673
Corporate	240,382	336,244
Total assets	$1,497,932	$1,396,917

(1) Includes $14.9 million of goodwill recorded in the third quarter of 2019 related to the acquisition of Merchants Preferred.
Note 12 - Stock-Based Compensation
We recognized $2.0 million and $1.5 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $4.5 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we granted approximately 277,000 stock options, 278,000 market-based performance restricted stock units and 199,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 48.28% to 55.17%, a risk-free interest rate of 1.75% to 2.34%, an expected dividend yield of 0% to 3.76%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2019 was $21.34 and the weighted-average grant-date fair value was $9.27. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2019 was $33.70 and $21.05, respectively.
Note 13 - Contingencies
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
Blair v. Rent-A-Center, Inc. This matter is a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleges various claims, including that our cash sales and total

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

rent to own prices exceed the pricing permitted under the Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement was approved by the court in October 2019. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the pre-tax charge for this settlement in the first quarter of 2019, and the settlement amount will be paid in November 2019.
Velma Russell v. Acceptance Now. This purported class action arising out of calls made by Acceptance Now to customers’ reference(s) was filed on January 29, 2019 in Massachusetts state court. Specifically, plaintiffs seek to certify a class representing any references of customers (within the state of Massachusetts) during the 4 years prior to the filing date that were contacted by Acceptance Now more frequently during a 12 month period than is permitted by Massachusetts state law. The plaintiffs are seeking injunctive relief and statutory damages of $25 per reference which may be tripled to $75 per reference. References are not parties to our consumer arbitration agreement. We operate 12 Acceptance Now locations in Massachusetts. Discovery has commenced and a mediation took place in September 2019. We intend to continue to vigorously defend these claims, however, we cannot assure you that we will be found to have no liability in this matter.
Federal Trade Commission civil investigative demand. In April 2019, along with other rent-to-own companies, we received a civil investigative demand from the Federal Trade Commission ("FTC") seeking information regarding certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. Although we believe such transactions were in compliance with the FTC Act, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs. The Company has provided substantial information in response to this inquiry and continues to work with the FTC to resolve this matter.
Note 14 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net earnings	$31,277	$12,918	$133,055	$6,828
Denominator:
Weighted-average shares outstanding	54,487	53,508	54,190	53,455
Effect of dilutive stock awards(1)	1,571	1,404	1,563	946
Weighted-average dilutive shares	56,058	54,912	55,753	54,401

Basic earnings per common share	$0.57	$0.24	$2.46	$0.13
Diluted earnings per common share	$0.56	$0.24	$2.39	$0.13
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive performance share units	260	211	260	211
Anti-dilutive stock options	974	1,417	1,047	1,672

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	capital market conditions, including availability of funding sources for us;

•	changes in our credit ratings;

•	difficulties encountered in improving the financial and operational performance of our business segments, including our ability to execute our franchise strategy;

•	risks associated with pricing changes and strategies being deployed in our businesses;

•	our ability to continue to realize benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our ability to continue to effectively operate and execute our strategic initiatives;

•	failure to manage our store labor and other store expenses;

•	disruptions caused by the operation of our store information management systems;

•	our ability to realize the strategic benefits from the Merchants Preferred Acquisition, including achieving expected synergies and operating efficiencies from the acquisition;

•	our ability to successfully integrate Merchants Preferred's operations which may be more difficult, time-consuming or costly than expected;

•	operating costs, loss of retail partners and business disruption arising from the Merchants Preferred Acquisition;

•	the ability to retain certain key employees at Merchants Preferred;

•	risks related to Merchants Preferred's virtual rent-to-own business;

•	our transition to more-readily scalable "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in the prices of our products;

•
our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	our available cash flow and our ability to generate sufficient cash flow to pay dividends;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the Rent-to-Own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in tariff policies;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

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
Our Strategy
Our strategy is focused on growing our business model through emphasis on the following key initiatives:

•	Accelerate our virtual growth strategy through investment in our virtual business and systems with a focus towards expanding in large under served markets, national accounts, and online retailers

•	Capitalizing on key differentiators in our Acceptance Now segment through our staffed, virtual and hybrid operations models

•	Profitably grow our business through expansion in our product verticals, e-commerce platform enhancements, new store concepts, selective refranchising, and continuing to optimize our cost structure

•	Improve our customer experience by serving through any business channel
Recent Developments
Merchants Preferred Acquisition. On August 13, 2019, we completed the previously announced acquisition of substantially all of the assets of C/C Financial Corp d/b/a Merchants Preferred ("Merchants Preferred"), a nationwide virtual rent-to-own provider. Total consideration of approximately $46.6 million, consisted of cash consideration of approximately $30.0 million, offset by $2.0 million in cash-on-hand transferred from the seller at closing, and 701,918 shares of our common stock with a value of $27.31 per share on the date of closing. We do not expect the impact to 2019 earnings from the acquisition to be material. See Note 2 to our unaudited condensed consolidated financial statements for further information relating to the Merchants Preferred acquisition.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first nine months of 2019, consolidated revenues decreased approximately $3.3 million, primarily driven by refranchising and closures of certain Core U.S. stores, partially offset by increased same store sales. Operating profit, however, increased approximately $143.5 million for the nine months ended September 30, 2019, primarily due to receipt of the Vintage Settlement Proceeds and reduction in operating expenses related to costs savings initiatives and store closures.
Revenues in our Core U.S. segment decreased approximately $27.4 million for the nine months ended September 30, 2019, driven by the refranchising of over 100 locations in the past 12 months and rationalization of the Core U.S. store base, partially offset by an increase in same store sales. Gross profit as a percentage of revenue decreased 0.8% primarily due to our continued strategy to enhance our value proposition. Operating profit increased $55.3 million for the nine months ended September 30, 2019, primarily due to decreases in store labor and other store expenses driven by lower store count and cost savings initiatives.
The Acceptance Now segment revenues increased approximately $8.0 million for the nine months ended September 30, 2019, primarily due to the acquisition of Merchants Preferred and an increase in same store sales. Gross profit as a percent of revenue decreased 2.4% primarily due to our strategy to enhance our value proposition.
The Mexico segment revenues increased by 8.5% for the nine months ended September 30, 2019, driving an increase in operating profit of 69.4%, or $1.6 million.
Revenues for the Franchising segment increased $19.6 million for the nine months ended September 30, 2019, primarily due to an increase in franchise locations as a result of our refranchising initiative.
Cash flow from operations was $228.1 million for the nine months ended September 30, 2019. In addition, we paid down debt by $282.7 million over the respective period, ending the period with $73.7 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues
Store
Rentals and fees	$550,795	$552,580	$(1,785)	(0.3)%	$1,665,829	$1,679,697	$(13,868)	(0.8)%
Merchandise sales	65,552	67,141	(1,589)	(2.4)%	240,864	239,487	1,377	0.6%
Installment sales	16,952	15,681	1,271	8.1%	49,658	49,459	199	0.4%
Other	1,054	2,140	(1,086)	(50.7)%	2,962	6,995	(4,033)	(57.7)%
Total store revenue	634,353	637,542	(3,189)	(0.5)%	1,959,313	1,975,638	(16,325)	(0.8)%
Franchise
Merchandise sales	11,178	4,135	7,043	170.3%	30,307	12,649	17,658	139.6%
Royalty income and fees	3,840	3,265	575	17.6%	12,370	10,428	1,942	18.6%
Total revenues	649,371	644,942	4,429	0.7%	2,001,990	1,998,715	3,275	0.2%
Cost of revenues
Store
Cost of rentals and fees	161,971	153,716	8,255	5.4%	473,001	465,852	7,149	1.5%
Cost of merchandise sold	70,575	74,340	(3,765)	(5.1)%	250,000	236,255	13,745	5.8%
Cost of installment sales	5,527	5,244	283	5.4%	16,133	16,103	30	0.2%
Total cost of store revenues	238,073	233,300	4,773	2.0%	739,134	718,210	20,924	2.9%
Franchise cost of merchandise sold	11,302	3,902	7,400	189.6%	29,923	11,901	18,022	151.4%
Total cost of revenues	249,375	237,202	12,173	5.1%	769,057	730,111	38,946	5.3%
Gross profit	399,996	407,740	(7,744)	(1.9)%	1,232,933	1,268,604	(35,671)	(2.8)%
Operating expenses
Store expenses
Labor	158,666	168,297	(9,631)	(5.7)%	473,221	513,543	(40,322)	(7.9)%
Other store expenses	150,366	149,326	1,040	0.7%	463,385	492,129	(28,744)	(5.8)%
General and administrative expenses	34,364	40,818	(6,454)	(15.8)%	105,822	127,480	(21,658)	(17.0)%
Depreciation and amortization	14,894	16,946	(2,052)	(12.1)%	45,788	52,274	(6,486)	(12.4)%
Other charges and (gains)	2,859	6,721	(3,862)	(57.5)%	(41,308)	40,665	(81,973)	(201.6)%
Total operating expenses	361,149	382,108	(20,959)	(5.5)%	1,046,908	1,226,091	(179,183)	(14.6)%
Operating profit	38,847	25,632	13,215	51.6%	186,025	42,513	143,512	337.6%
Debt refinancing charges	2,168	—	2,168	100.0%	2,168	—	2,168	100.0%
Interest, net	6,648	10,151	(3,503)	(34.5)%	23,258	31,906	(8,648)	(27.1)%
Earnings before income taxes	30,031	15,481	14,550	94.0%	160,599	10,607	149,992	1,414.1%
Income tax (benefit) expense	(1,246)	2,563	(3,809)	(148.6)%	27,544	3,779	23,765	628.9%
Net earnings	$31,277	$12,918	$18,359	142.1%	$133,055	$6,828	$126,227	1,848.7%
Three Months Ended September 30, 2019, compared to Three Months Ended September 30, 2018
Store Revenue. Total store revenue decreased by $3.1 million, or 0.5%, to $634.4 million for the three months ended September 30, 2019, from $637.5 million for the three months ended September 30, 2018. This was primarily due to a decrease of approximately $14.8 million in the Core U.S. segment, partially offset by an increase of $11.0 million in the Acceptance Now segment, as discussed further in the segment performance section below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,418 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store. Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the customer account transfers. Same store revenues increased by $20.0 million, or 4.5%, to $468.0 million for the three months ended September 30, 2019, as compared to $448.1 million in 2018. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2019, increased by $8.3 million, or 5.4%, to $162.0 million as compared to $153.7 million in 2018. This increase in cost of rentals and fees was primarily attributable to an increase of $12.7 million in the Acceptance Now segment, partially offset by a decrease of $4.8 million in Core U.S. segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 29.4% for the three months ended September 30, 2019, as compared to 27.8% in 2018.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $3.7 million, or 5.1%, to $70.6 million for the three months ended September 30, 2019, from $74.3 million in 2018, primarily attributable to a decrease of $3.5 million in the Core U.S. segment, as discussed further in the segment performance section below. The gross margin percent of merchandise sales increased to (7.7)% for the three months ended September 30, 2019, from (10.7)% in 2018.
Gross Profit. Gross profit decreased by $7.7 million, or 1.9%, to $400.0 million for the three months ended September 30, 2019, from $407.7 million in 2018, due primarily to decreases of $6.9 million and $1.5 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 61.6% for the three months ended September 30, 2019, as compared to 63.2% in 2018.
Store Labor. Store labor decreased by $9.6 million, or 5.7%, to $158.7 million, for the three months ended September 30, 2019, as compared to $168.3 million in 2018, primarily due to a decrease of $10.5 million in the Core U.S. segment, as a result of a lower Core U.S. store base and costs savings initiatives. Store labor expressed as a percentage of total store revenue was 25.0% for the three months ended September 30, 2019, as compared to 26.4% in 2018.
Other Store Expenses. Other store expenses increased by $1.1 million, or 0.7%, to $150.4 million for the three months ended September 30, 2019, as compared to $149.3 million in 2018, primarily due to an increases of $3.2 million and $0.4 million in the Acceptance Now and Franchising segments, respectively, partially offset by a decrease of $2.8 million in the Core U.S. segment. Other store expenses expressed as a percentage of total store revenue were 23.7% for the three months ended September 30, 2019, compared to 23.4% in 2018.
General and Administrative Expenses. General and administrative expenses decreased by $6.5 million, or 15.8%, to $34.4 million for the three months ended September 30, 2019, as compared to $40.8 million in 2018, primarily due to cost savings initiatives. General and administrative expenses expressed as a percentage of total revenue were 5.3% for the three months ended September 30, 2019, compared to 6.3% in 2018.
Other Charges and (Gains). Other charges and (gains) decreased by $3.8 million, to $2.9 million for the three months ended September 30, 2019, as compared to $6.7 million in 2018. Other charges for the three months ended September 30, 2019 primarily related to costs associated with store closures and fees associated with the Merchants Preferred acquisition.
Operating Profit. Operating results increased by $13.2 million, to $38.8 million for the three months ended September 30, 2019, as compared to $25.6 million in 2018, primarily due to reduction in operating expenses related to costs savings initiatives and store closures. Operating results expressed as a percentage of total revenue were 6.0% for the three months ended September 30, 2019, compared to 4.0% in 2018. Excluding other charges and (gains), operating profit was $41.7 million, or 6.4% of revenue for the three months ended September 30, 2019, compared to $32.4 million, or 5.0% of revenue for the comparable period of 2018.
Income Tax. Income tax benefit for the three months ended September 30, 2019 was $(1.2) million, as compared to income tax expense of $2.6 million in 2018. Income tax benefit for the three months ended September 30, 2019 primarily related to the reversal of previously recorded reserves for uncertain tax positions due to the tax period no longer being subject to tax assessment in certain jurisdictions. The effective tax rate was (4.2)% for the three months ended September 30, 2019, compared to 16.6% in 2018.
Nine Months Ended September 30, 2019, compared to Nine Months Ended September 30, 2018
Store Revenue. Total store revenue decreased by $16.3 million, or 0.8%, to $1,959.3 million for the nine months ended September 30, 2019, from $1,975.6 million for the nine months ended September 30, 2018. This was primarily due to a decrease of approximately $27.4 million in the Core U.S. segment, partially offset by increases of $8.0 million and $3.1 million in the Acceptance Now and Mexico segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,704 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month

RENT-A-CENTER, INC. AND SUBSIDIARIES

following the customer account transfers. Same store revenues increased by $75.0 million, or 5.7%, to $1,397.1 million for the nine months ended September 30, 2019, as compared to $1,322.1 million in 2018. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2019, increased by $7.1 million, or 1.5%, to $473.0 million as compared to $465.9 million in 2018. This increase in cost of rentals and fees was primarily attributable to increases of $19.2 million and $1.1 million in the Acceptance Now and Mexico segments, respectively, partially offset by a decrease of $13.1 million in the Core U.S. segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 28.4% for the nine months ended September 30, 2019 as compared to 27.7% in 2018.
Cost of Merchandise Sold. Cost of merchandise sold increased by $13.7 million, or 5.8%, to $250.0 million for the nine months ended September 30, 2019, from $236.3 million in 2018, primarily attributable to an increase of $15.5 million in the Core U.S. segment, as discussed further in the segment performance section below. The gross margin percent of merchandise sales decreased to (3.8)% for the nine months ended September 30, 2019, from 1.3% in 2018.
Gross Profit. Gross profit decreased by $35.7 million, or 2.8%, to $1,232.9 million for the nine months ended September 30, 2019, from $1,268.6 million in 2018, due primarily to decreases of $29.8 million and $9.6 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 61.6% for the nine months ended September 30, 2019, as compared to 63.5% in 2018.
Store Labor. Store labor decreased by $40.3 million, or 7.9%, to $473.2 million, for the nine months ended September 30, 2019, as compared to $513.5 million in 2018, primarily attributable to a decrease of $39.7 million in the Core U.S. segment, as a result of a lower Core U.S. store base. Store labor expressed as a percentage of total store revenue was 24.2% for the nine months ended September 30, 2019, as compared to 26.0% in 2018.
Other Store Expenses. Other store expenses decreased by $28.7 million, or 5.8%, to $463.4 million for the nine months ended September 30, 2019, as compared to $492.1 million in 2018, primarily attributable to a decrease of $34.8 million in the Core U.S. segment, as a result of a lower Core U.S. store base, partially offset by increases of $4.1 million and $1.1 million in the Acceptance Now and Mexico segments, respectively. Other store expenses expressed as a percentage of total store revenue were 23.7% for the nine months ended September 30, 2019, compared to 24.9% in 2018.
General and Administrative Expenses. General and administrative expenses decreased by $21.7 million, or 17.0%, to $105.8 million for the nine months ended September 30, 2019, as compared to $127.5 million in 2018, primarily due to cost savings initiatives. General and administrative expenses expressed as a percentage of total revenue were 5.3% for the nine months ended September 30, 2019, compared to 6.4% in 2018.
Other Charges and (Gains). Other charges and (gains) decreased by $82.0 million, to $(41.3) million for the nine months ended September 30, 2019, as compared to $40.7 million in 2018. Other gains for the nine months ended September 30, 2019 primarily related to the Vintage Settlement Proceeds, and insurance proceeds related to the 2017 hurricanes, partially offset by the Blair class action settlement costs, associated merger termination legal and professional fees, store closures, state tax audit assessments, cost savings initiatives, and fees associated with the Merchants Preferred acquisition.
Operating Profit. Operating profit increased by $143.5 million, to $186.0 million for the nine months ended September 30, 2019, as compared to $42.5 million in 2018, primarily due to the Vintage Settlement described above and reduction in operating expenses related to costs savings initiatives and store closures. Operating profit expressed as a percentage of total revenue was 9.3% for the nine months ended September 30, 2019, compared to 2.1% in 2018. Excluding other charges and (gains), operating profit was $144.7 million, or 7.2% of revenue for the nine months ended September 30, 2019, compared to $83.2 million, or 4.2% of revenue for the comparable period of 2018.
Income Tax. Income tax expense for the nine months ended September 30, 2019 was $27.5 million, as compared to $3.8 million in 2018. The effective tax rate was 17.2% for the nine months ended September 30, 2019, compared to 35.6% in 2018.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$436,497	$451,320	$(14,823)	(3.3)%	$1,361,650	$1,389,081	$(27,431)	(2.0)%
Gross profit	306,881	313,771	(6,890)	(2.2)%	945,392	975,231	(29,839)	(3.1)%
Operating profit	52,175	43,221	8,954	20.7%	170,411	115,135	55,276	48.0%
Change in same store revenue				3.7%				5.0%
Stores in same store revenue calculation				1,592				1,776
Revenues. The decrease in revenue for the three and nine months ended September 30, 2019 was driven primarily by a decrease in rentals and fees revenue of $14.1 million and $29.4 million, respectively, as compared to 2018. The decrease is primarily due to our refranchising efforts and the rationalization of our Core U.S. store base, partially offset by increases in same store sales.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2019, as compared to 2018, primarily due to the decreases in revenue described above, partially offset by decreases in costs of rentals and fees. In addition gross profit for the nine months ended September 30, 2019 decreased due to an increase in cost of merchandise sold of $15.5 million, related to our strategy to enhance our value proposition. Gross profit as a percentage of segment revenues was 70.3% and 69.4% for the three and nine months ended September 30, 2019, as compared to 69.5% and 70.2% for the respective periods in 2018.
Operating Profit. Operating profit as a percentage of segment revenues was 12.0% and 12.5% for the three and nine months ended September 30, 2019, compared to 9.6% and 8.3% for the respective periods in 2018, primarily due to decreases in store labor and other store expenses of $13.3 million and $74.5 million, respectively. Declines in store labor and other store expenses were driven primarily by lower store count and cost savings initiatives, partially offset by higher merchandise losses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 4.1% and 3.7% for the three and nine months ended September 30, 2019, compared to 3.5% and 3.2% for the respective periods in 2018. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.4% and 1.3% for the three and nine months ended September 30, 2019, compared to 2.0% and 1.9% in 2018. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$184,486	$173,438	$11,048	6.4%	$557,397	$549,435	$7,962	1.4%
Gross profit	80,113	81,586	(1,473)	(1.8)%	246,821	256,441	(9,620)	(3.8)%
Operating profit	21,830	26,278	(4,448)	(16.9)%	66,077	70,865	(4,788)	(6.8)%
Change in same store revenue				6.2%				7.2%
Stores in same store revenue calculation				718				820
Revenues. Revenues for the three and nine months ended September 30, 2019 increased compared to 2018, due to the acquisition of Merchants Preferred and an increase in same store sales.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2019, compared to 2018, primarily due to our strategy to enhance our value proposition. Gross profit as a percentage of segment revenues decreased to 43.4% and 44.3% for the three and nine months ended September 30, 2019, compared to 47.0% and 46.7% for the respective periods in 2018.
Operating Profit. Operating profit decreased by 16.9% and 6.8% for the three and nine months ended September 30, 2019, respectively, as compared to 2018. The decreases in operating profit for the three and nine months ended September 30, 2019 were primarily due to increases in other store expenses and increased merchandise losses. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.9% and 9.5% for the three and

RENT-A-CENTER, INC. AND SUBSIDIARIES

nine months ended September 30, 2019, compared to 8.3% for the respective periods in 2018. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.5% and 0.3% for the three and nine months ended September 30, 2019, compared to 0.9% and 0.8% in 2018.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$13,370	$12,784	$586	4.6%	$40,266	$37,122	$3,144	8.5%
Gross profit	9,286	8,885	401	4.5%	27,966	25,756	2,210	8.6%
Operating profit	1,213	922	291	31.6%	3,906	2,306	1,600	69.4%
Change in same store revenue				8.1%				10.4%
Stores in same store revenue calculation				108				108
Revenues. Revenues for the three and nine months ended September 30, 2019 were negatively impacted by exchange rate fluctuations of approximately $0.3 million as compared to the same periods in 2018. On a constant currency basis, revenues for the three and nine months ended September 30, 2019 increased approximately $0.9 million and $3.4 million, respectively.
Gross Profit. Gross profit for the three and nine months ended September 30, 2019 was negatively impacted by exchange rate fluctuations of approximately $0.2 million as compared to the same periods in 2018. On a constant currency basis, gross profit for the three and nine months ended September 30, 2019 increased by approximately $0.6 million and $2.4 million, respectively. Gross profit as a percentage of segment revenues was 69.5% for the three and nine months ended September 30, 2019, compared to 69.5% and 69.4% for the respective periods in 2018.
Operating Profit. Operating profit for the three and nine months ended September 30, 2019 was minimally impacted by exchange rate fluctuations compared to 2018. Operating profit as a percentage of segment revenues was 9.1% and 9.7% for the three and nine months ended September 30, 2019, from 7.2% and 6.2% for the respective period in 2018, driven primarily by cost savings initiatives.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$15,018	$7,400	$7,618	102.9%	$42,677	$23,077	$19,600	84.9%
Gross profit	3,716	3,498	218	6.2%	12,754	11,176	1,578	14.1%
Operating profit	1,135	522	613	117.4%	4,716	3,687	1,029	27.9%
Revenues. Revenues increased for the three and nine months ended September 30, 2019 compared to the respective period in 2018, primarily due to an increase in franchise locations as a result of our refranchising initiative resulting in higher merchandise sales.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 24.7% and 29.9% for the three and nine months ended September 30, 2019, respectively, from 47.3% and 48.4% for the respective periods in 2018, primarily due to changes in our revenue mix of franchise royalties & fees and rental merchandise sales, related to the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues decreased for the three and nine months ended September 30, 2019 to 7.6% and 11.1%, compared to 7.1% and 16.0% for the respective periods in 2018, primarily due to the decline in gross profit described above.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2019, we generated $228.1 million in operating cash flow, including approximately $80 million of net pre-tax proceeds from the Vintage Settlement. We paid down debt by $282.7 million and used cash in the amount of $28.7 million for acquisitions of businesses, and $12.0 million for capital expenditures. In addition, we received proceeds from the sale of property assets of $16.9 million, ending the nine-month period with $73.7 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Analysis of Cash Flow. Cash provided by operating activities increased $44.2 million to $228.1 million for the nine months ended September 30, 2019, from $183.9 million in 2018. This was primarily attributable to receipt of the Vintage Settlement Proceeds, partially offset by an increase in rental merchandise purchases during the nine months ended September 30, 2019 compared to the same period in 2018.
Cash used in investing activities increased approximately $14.7 million to $22.8 million for the nine months ended September 30, 2019, from $8.1 million in 2018, due primarily to the acquisition of Merchants Preferred, partially offset by lower capital expenditures.
Cash used in financing activities was $287.1 million for the nine months ended September 30, 2019, compared to $138.5 million in 2018, a change of $148.6 million, primarily driven by debt repayments of $282.7 million for the nine months ended September 30, 2019, as compared to $139.3 million for the comparable period in 2018.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. Should we require additional funding sources, we maintain revolving credit facilities, including a $300 million ABL Credit Facility. We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months. At October 29, 2019, we had approximately $80.7 million in cash on hand and $148.0 million available under our ABL Credit Agreement at September 30, 2019.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $174 million for us in 2018. We estimate the remaining tax deferral associated with bonus depreciation from the Tax Act is approximately $207 million at December 31, 2018, of which approximately 78%, or $161 million, will reverse in 2019, and the majority of the remainder will reverse between 2020 and 2021. The reversal of these benefits could result in the use of additional capital resources for cash taxes in future periods.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Customer stolen merchandise	$37,110	$32,613	$110,299	$97,223
Other merchandise losses (1)	6,776	8,404	19,080	26,258
Total merchandise losses	$43,886	$41,017	$129,379	$123,481

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investments in information technology. We spent $12.0 million and $22.5 million on capital expenditures during the nine months ended September 30, 2019 and 2018, respectively.
Acquisitions and New Location Openings. On August 13, 2019, we completed the previously announced acquisition of substantially all of the assets, including approximately 2,500 locations, of C/C Financial Corp d/b/a Merchants Preferred ("Merchants Preferred"), a nationwide virtual rent-to-own provider, for total consideration of approximately $46.6 million. In addition, during the first nine months of 2019, we acquired three new locations and customer accounts for an aggregate purchase price of approximately $0.3 million in two transactions.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below summarizes the location activity for the nine-month period ended September 30, 2019.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Virtual (1)	Mexico	Franchising	Total
Locations at beginning of period	2,158	1,106	96	122	281	3,763
New location openings	—	95	10	—	1	106
Conversions and refranchising	(64)	(56)	56	—	64	—
Closed locations
Merged with existing locations	(80)	(136)	(34)	—	—	(250)
Sold or closed with no surviving location	(3)	—	—	—	(7)	(10)
Locations at end of period	2,011	1,009	128	122	339	3,609
Acquired locations closed and accounts merged with existing locations	3	—	—	—	—	3
Total approximate purchase price of acquired stores (in millions)	$0.3	$—	$—	$—	$—	$0.3
(1) Does not include Merchants Preferred locations acquired in August 2019, or any new Merchants Preferred locations opened in the third quarter of 2019.
Senior Debt. As discussed in Note 7 to the condensed consolidated financial statements, on August 5, 2019, we completed the Refinancing of our Prior Revolving Facility and irrevocably deposited the amount necessary to redeem in full our unsecured senior notes using cash on hand and proceeds from our new $300 million revolving credit facility and $200 million term loan facility. We may use, subject to certain limitations and borrowing availability, $150 million of the new revolving credit facility for the issuance of letters of credit, of which $92 million had been so utilized as of October 29, 2019.
Store Leases. We lease space for all of our Core U.S. and Mexico stores under operating leases expiring at various times through 2024. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2019:

	Payments Due by Period
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Term Loan(1)	$200,000	$500	$4,000	$4,000	$191,500
ABL Credit Agreement(2)	60,000	—	—	—	60,000
Operating Leases	306,078	30,741	188,520	74,841	11,976
Total(3)	$566,078	$31,241	$192,520	$78,841	$263,476

(1)	Does not include interest payments. Our Term Loan bears interest at varying rates equal to the Eurodollar rate plus 4.50%. The Eurodollar rate on our Term Loans at September 30, 2019, was 6.63%.

(2)
Does not include interest payments. Our ABL Credit Agreement bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.00%. The weighted average Eurodollar rate on our ABL Credit Agreement at September 30, 2019, was 3.63%.

(3)
As of September 30, 2019, we have recorded $26.0 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires immediate recognition of estimated current expected credit losses, rather than recognition when incurred. The adoption of ASU 2016-13 will be required for us beginning January 1, 2020. Adoption is required using a modified retrospective approach with a cumulative-effect adjustment to retained earnings in the year of adoption. We believe application of this ASU is limited to our installment notes receivables and trade receivables with our franchisees, primarily related to merchandise sales. Based on the limited scope in which we believe this ASU applies to our business, we do not expect the impact of adoption to be material to our financial statements. However, we are still in the process of evaluating the potential impact of this new pronouncement and expect to complete our evaluation by the end of 2019.

RENT-A-CENTER, INC. AND SUBSIDIARIES

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. The adoption of ASU 2017-04 will be required for us on a prospective basis beginning January 1, 2020. We do not believe this ASU will have a material impact on our financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. The adoption of ASU 2018-13 will be required for us beginning January 1, 2020. We do not believe this ASU will have a material impact on our financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which requires implementation costs incurred by customers in cloud computing arrangements (CCAs) to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing agreement under the internal-use software guidance in ASC 350-40. The adoption of ASU 2018-15 will be required for us beginning January 1, 2020. We do not believe this ASU will have a material impact on our financial statements upon adoption.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2019, we had $200.0 million outstanding in Term Loan Credit Agreement and $60.0 million outstanding under our ABL Credit Agreement, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for this indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2019, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at September 30, 2019, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $2.6 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2019, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Changes in internal controls over financial reporting. In August 2019, we acquired Merchants Preferred. We are currently in the process of integrating Merchants Preferred into our assessment of our internal control over financial reporting. Because Merchants Preferred does not constitute a significant portion of our operations on a consolidated basis, we do not currently expect this integration effort to have a material effect on our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2019 excludes an assessment of the internal control over financial reporting of Merchants Preferred.
Other than as described above, for the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
Blair v. Rent-A-Center, Inc. This matter is a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleges various claims, including that our cash sales and total rent to own prices exceed the pricing permitted under the Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement was approved by the court in October 2019. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the pre-tax charge for this settlement in the first quarter of 2019, and the settlement amount will be paid in November 2019.
Velma Russell v. Acceptance Now. This purported class action arising out of calls made by Acceptance Now to customers’ reference (s) was filed on January 29, 2019 in Massachusetts state court. Specifically, plaintiffs seek to certify a class representing any references of customers (within the state of Massachusetts) during the 4 years prior to the filing date that were contacted by Acceptance Now more frequently during a 12 month period than is permitted by Massachusetts state law. The plaintiffs are seeking injunctive relief and statutory damages of $25 per reference which may be tripled to $75 per reference. References are not parties to our consumer arbitration agreement. We operate 12 Acceptance Now locations in Massachusetts. Discovery has commenced and a mediation took place in September 2019. We intend to continue to vigorously defend these claims, however, we cannot assure you that we will be found to have no liability in this matter.
Federal Trade Commission civil investigative demand. In April 2019, along with other rent-to-own companies, we received a civil investigative demand from the Federal Trade Commission ("FTC") seeking information regarding certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. Although we believe such transactions were in compliance with the FTC Act, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs. The Company has provided substantial information in response to this inquiry and continues to work with the FTC to resolve this matter.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2018, except that we completed the Refinancing.
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

2.2
Asset Purchase Agreement (the “Asset Purchase Agreement”), dated July 12, 2019, among Rent-A-Center, Inc., Braveheart Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, C/C Financial Corp., a Delaware corporation d/b/a Merchants Preferred , MPLPS II Holdings, LLC, a Delaware limited liability company, MPLPS II, LLC, a Delaware limited liability company, MP Lease-Purchase Services, Inc., a Delaware corporation, and Synterra Capital Management LLC (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of July 15, 2019.)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

10.41
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.42
Term Loan Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.42 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.43
ABL Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.43 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.44
Term Loan Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.44 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.45
ABL Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.45 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014).

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.

RENT-A-CENTER, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/S/ MAUREEN B. SHORT
Maureen B. Short
EVP, Chief Financial Officer
Date: November 7, 2019