Form 10-K
period 2019-12-31
RENT A CENTER INC DE
filed 2020-03-02
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38047
Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5501 Headquarters Drive
Plano, Texas 75024
(Address, including zip code of registrant's
principal executive offices)
Registrant's telephone number, including area code: 972-801-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	RCII	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the 48,830,414 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2019	$1,300,353,876
Number of shares of Common Stock outstanding as of the close of business on February 21, 2020:	55,230,574
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	capital market conditions, including availability of funding sources for us;

•	changes in our credit ratings;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	risks associated with pricing changes and strategies being deployed in our businesses;

•	our ability to continue to realize benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our ability to continue to effectively execute our strategic initiatives;

•	failure to manage our store labor and other store expenses;

•	disruptions caused by the operation of our store information management systems;

•	our ability to realize the strategic benefits from the Merchants Preferred Acquisition, including achieving expected synergies and operating efficiencies from the acquisition;

•	our ability to successfully integrate Merchants Preferred's operations which may be more difficult, time-consuming or costly than expected;

•	operating costs, loss of retail partners and business disruption arising from the Merchants Preferred Acquisition;

•	the ability to retain certain key employees at Merchants Preferred;

•	risks related to our virtual lease-to-own business, including our ability to continue to develop and successfully implement the necessary technologies;

•
our ability to achieve the benefits expected from our recently announced integrated retail preferred offering, Preferred Lease, including our ability to integrate our historic retail partner business (Acceptance Now) and the Merchants Preferred business under the Preferred Lease offering;

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

•	our available cash flow and our ability to generate sufficient cash flow to continue paying dividends;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	changes in the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business;

•	our compliance with applicable statutes or regulations governing our businesses;

•	changes in interest rates;

•	changes in tariff policies;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

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
We are a lease-to-own industry leader, focused on improving the lives of our customers by providing them the opportunity to obtain ownership of the high-quality products they need and want such as furniture and accessories, appliances, consumer electronics, computers, tablets and smartphones, and a variety of other products, under flexible lease purchase agreements with no long-term obligation. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the symbol "RCII."
Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission ("SEC"). The public may obtain copies of these reports and any amendments at the SEC's Internet site, www.sec.gov. Additionally, we make available free of charge on or through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide electronic or paper copies of our filings free of charge upon request.
The Rental Purchase Transaction
The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:
Brand name merchandise. In our store locations and through our retail partnerships, we offer merchandise from well-known brands such as Ashley home furnishings; LG, Samsung, and Sony home electronics; Frigidaire, Whirlpool, Amana, and Maytag appliances; HP, Dell, Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; and Samsung and Apple smartphones.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, at our retail partner locations, online or by telephone. We accept cash, credit or debit cards. Rental payments received at our store or retail partner locations are generally made in advance. Under the virtual business model, payments are generally made in arrears at the end of the lease term. Rental payments together with applicable fees, constitute our primary revenue source. Approximately 78% and 93% of our rental purchase agreements are on weekly terms in our Rent-A-Center Business and our Mexico segments, respectively. Payments are generally made on a biweekly or monthly basis in our Preferred Lease segment.
No long term obligation. A customer may terminate a rental purchase agreement at any time without penalty.
No credit needed. Generally, we do not conduct a formal credit investigation of our customers. In the Rent-A-Center Business segment, we primarily verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify certain information contained in the rental purchase order form. In our Preferred Lease segment customers complete the application process through a variety of resources, including online digital waterfall technology, retail partner electronic portals, online e-commerce websites, and a robust proprietary automated decision engine process used to confirm certain customer information for approval of the rental purchase agreement.
Delivery & set-up included. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our lease-to-own stores. Our Preferred Lease locations rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer.
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

Lifetime reinstatement. If a customer is temporarily unable to make payments on a piece of rental merchandise and returns the merchandise, that customer generally may later re-rent the same piece of merchandise (or if unavailable, a substitute of comparable quality, age and condition) on the terms that existed at the time the merchandise was returned, and pick up payments where they left off without losing what they previously paid.
Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 30 months, depending upon the product type, or exercises a specified early purchase option.
Our Strategy
Our strategy is focused on growing our business model through emphasis on the following key initiatives:

•	Executing on large market opportunities using a virtual platform via our Preferred Lease offering and e-commerce

•	Continue solid trends in our Rent-A-Center Business segment driven by accelerating e-commerce momentum, expanding product categories, and improving the customer experience

•	Generating favorable EBITDA margin and strong free cash flow to fund strategic priorities and return capital to shareholders
As we pursue our strategy, we may take advantage of merger and acquisition opportunities from time to time that advance our key initiatives, and to engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
Our Operating Segments
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are now reported as the Preferred Lease segment (formerly Acceptance Now), which includes our virtual, staffed and hybrid business models; and our company-owned stores, and e-commerce platform through rentacenter.com, are now reported as the Rent-A-Center Business segment (formerly Core U.S.). In addition we report operating results for our Mexico and Franchising segments. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note S to the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Rent-A-Center Business
Our Rent-A-Center Business segment is our largest operating segment, comprising approximately 67% of our consolidated net revenues for the year ended December 31, 2019. Approximately 80% of our business in this segment is from repeat customers.
At December 31, 2019, we operated 1,973 company-owned stores in the United States and Puerto Rico, including 44 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate to optimize our store network.
Preferred Lease
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of the recently acquired Merchants Preferred, generally provides an on-site lease-to-own option at a third-party retailer’s location, including staffed options, un-manned or virtual options, or a combination of the two (the hybrid model). In the event a retail purchase credit application is declined, the customer can be introduced to an in-store Preferred Lease representative at our staffed locations, or work with a representative of the third party retailer or directly with our virtual solution to initiate the lease-to-own transaction to obtain the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the rental purchase transaction, we use a proprietary automated process to confirm certain customer information for approval of the rental purchase agreement. We believe our Preferred Lease model is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the merchandise directly from them. We believe consumers also benefit from our Preferred Lease model because they are able to obtain the products they want and need without the necessity of credit. We pay the retail price for merchandise purchased from our retail partners and subsequently leased to the customer. Through certain retail partners, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90-day option.

Our Preferred Lease operating model is highly agile and dynamic because we can open and close locations quickly and efficiently. Generally, our Preferred Lease staffed locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by retail partners on their store computers. Accordingly, capital expenditures with respect to new Preferred Lease locations are minimal.
We rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge. Merchandise returned from a Preferred Lease location is subsequently offered for rental at one of our Rent-A-Center Business stores.
As of December 31, 2019, we operated 998 staffed locations inside retailers located in 41 states and Puerto Rico.
Mexico
Our Mexico segment currently consists of our company-owned lease-to-own stores in Mexico. At December 31, 2019, we operated 123 stores in this segment.
Franchising
The stores in our Franchising segment use Rent-A-Center's, ColorTyme's or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a lease-to-own transaction.
At December 31, 2019, this segment franchised 372 stores in 33 states operating under the Rent-A-Center (305 stores), ColorTyme (30 stores) and RimTyme (37 stores) names. These lease-to-own stores primarily offer high quality products such as furniture and accessories, consumer electronics, appliances, computers, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $10,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2019	2018	2017
Rent-A-Center Business	1,973	2,158	2,381
Preferred Lease(1)	998	1,106	1,106
Mexico	123	122	131
Franchising	372	281	225
Total locations(1)	3,466	3,667	3,843
(1) Does not include virtual locations.
The following discussion applies generally to all of our operating segments, unless otherwise noted.
Rent-A-Center Operations
Store Expenses
Our expenses primarily relate to merchandise costs and the cost of operating our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, advertising expenses, lost, damaged, or stolen merchandise, fixed asset depreciation, and other expenses.
Product Selection
The stores in our Rent-A-Center Business, Mexico, and Franchise segments generally offer merchandise from certain basic product categories: furniture and accessories, appliances, consumer electronics, computers, tablets and smartphones. In addition, in the Rent-A-Center Business segment, we have recently expanded into other product categories including tools, tires, jewelry and other accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from name-brand manufacturers. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at a similar weekly, semi-monthly, or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
Our furniture products include dining room, living room and bedroom furniture featuring a number of styles, materials and colors. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories. Appliances include refrigerators, freezers, washing machines, dryers, and ranges. Consumer electronic products offered by our stores include high definition televisions, home theater systems, video game consoles and stereos. We offer desktop, laptop, tablet computers and smartphones.
The merchandise assortment may vary in our non-U.S. stores according to market characteristics and consumer demand unique to the particular country in which we are operating. For example, in Mexico, the appliances we offer are sourced locally, providing our customers in Mexico the look and feel to which they are accustomed in that product category.
Preferred Lease locations offer the merchandise available for sale at the applicable third-party retailer, primarily furniture and accessories, consumer electronics and appliances.
For the year ended December 31, 2019, furniture and accessories accounted for approximately 44% of our consolidated rentals and fees revenue, consumer electronic products for 16%, appliances for 16%, computers for 5%, smartphones for 3% and other products and services for 17%.
Product Turnover
On average, in the Rent-A-Center Business segment, a rental term of 16 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to multiple customers before a customer acquires ownership. Merchandise returned in the Preferred Lease segment is moved to a Rent-A-Center Business store where it is offered for rent. Ownership is attained in approximately 35% of rental purchase agreements in the Rent-A-Center Business segment. The average total life for each product in our Rent-A-Center Business segment is approximately 15 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by the key benefits of rental purchase transactions and product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
Collections
Store managers use our management information system to track collections on a daily basis. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between our employees and customers, and the availability of lifetime reinstatement. Currently, we track past due amounts using a guideline of seven days in our Rent-A-Center Business segment and 30 days in the Preferred Lease segment. These metrics align with the majority of the rental purchase agreements in each segment, since payments are generally made weekly in the Rent-A-Center Business segment and monthly in the Preferred Lease segment.
If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 150th day in the Preferred Lease segment.
Purchasing
In our Rent-A-Center Business and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2019, approximately 22% of our merchandise purchases were attributable to Ashley Furniture Industries and approximately 11% were attributable to Whirlpool Corporation. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our Preferred Lease segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.

With respect to our Franchising segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that Franchising has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by Franchising policy manuals. Franchisees can purchase product through us or directly from various approved suppliers.
Management
Our executive management team has extensive lease-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. In addition, our regional and district managers generally have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and company experience will allow us to effectively execute our strategies.
Marketing
We promote our products and services through television and digital radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without credit, long-term contracts or obligations, delivery and set-up at no additional cost, product repair and loaner services at no extra cost, lifetime reinstatement and multiple options to acquire ownership, including 180-day option pricing, an early purchase option or through a fixed number of payments. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rental purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the rental purchase transaction, we will continue to educate our customers and potential customers about the lease-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
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
Industry & Competition
According to data released by the Fair Isaac Corporation on September 10, 2019, consumers in the “subprime” category (those with credit scores below 650) made up approximately 28% of the United States population. Two-thirds of U.S. consumers have incomes below $75,000 and may lack access to traditional credit. The lease-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit.
Our stores, kiosks, and other lease-to-own operations compete with other national, regional and local lease-to-own businesses, including on-line only competitors, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores, online competitors, and non-traditional lenders. Competition is based primarily on convenience, store location, product selection and availability, customer service, rental rates and terms.
The growing lease-to-own industry is contributing to this already highly competitive environment for our business. The lease-to-own industry has experienced steady growth, and revenue gains have accelerated since 2015. The lease-to-own industry is introducing rapid change with the emergence of virtual and kiosk-based operations at retail partner locations, such as our Preferred Lease offering which consists of staffed kiosks at retail partner locations options, un-manned or virtual lease-to-own options, or a combination of the two (the hybrid model). These new industry participants are disrupting traditional lease-to-own stores by attracting customers and making the lease-to-own transaction more acceptable to potential customers. In addition, banks and consumer finance companies are developing products and services designed to compete for the traditional lease-to-own customer.
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
Employees
As of February 21, 2020, we had approximately 14,500 employees.
Government Regulation
Rent-A-Center Business & Preferred Lease
State Regulation.    Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the lease-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Eleven states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product. Six states limit the cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 17 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 88 lease-to-own stores and 45 Preferred Lease Staffed locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 27 Get It Now stores in Wisconsin and 42 Rent-A-Center stores in New Jersey.
There can be no assurance as to whether changes in the enforcement of existing laws or regulations or the enactment of new laws or regulations that may unfavorably impact the lease-to-own industry would have a material and adverse effect on us.
Federal Regulation.    To date, no comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) does not regulate leases with terms of 90 days or less. Because the lease-to-own transaction is for a term of week to week, or at most, month to month, and established federal law deems the term of a lease to be its minimum term regardless of extensions or renewals, if any, we believe the lease-to-own transaction is not covered by the Dodd-Frank Act.
From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction. While both beneficial and adverse legislation may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us.
Mexico
No comprehensive legislation regulating the lease-to-own transaction has been enacted in Mexico. We use substantially the same rental purchase transaction in Mexico as in the U.S. stores, but with such additional provisions as we believe may be necessary to comply with Mexico’s specific laws and customs.

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
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. In 2019, we accelerated our virtual growth strategy through the acquisition of Merchants Preferred and launch of our Preferred Lease offering with a focus towards executing on large market opportunities through national and regional retail partners. We intend to capitalize on key differentiators in our Preferred Lease offering, as well as grow our business through expansion in our product verticals, e-commerce platform enhancements, and improving the customer experience.
Growth of our business model, including through the launch of new product offerings, requires us to invest in or expand our information and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.
As we pursue our strategies, we may take advantage of merger and acquisition opportunities from time to time that will advance our key initiatives; any such activities may not prove successful and may subject us to additional risks.
From time to time, we may take advantage of merger and acquisition opportunities that will advance our key strategic initiatives. Such merger and acquisition opportunities involve numerous risks, including the following:

•	difficulties in integrating the operations, systems, technologies, products and personnel of the acquired businesses;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	diversion of management's attention from normal daily operations of the business and the challenges of managing larger and more widespread operations;

•	the potential loss of key employees, vendors and other business partners of the businesses we acquire; and

•	increased amounts of debt incurred in connection with such activities or dilutive issuance of common stock.
Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot assure you that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.
We are highly dependent on the financial performance of our Rent-A-Center Business segment.
Our financial performance is highly dependent on our Rent-A-Center Business segment, which comprised approximately 67% of our consolidated net revenues for the year ended December 31, 2019. Any significant decrease in the financial performance of the Rent-A-Center Business segment may also have a material adverse impact on our ability to implement our growth strategies.
A future lowering or withdrawal of the ratings assigned to our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our indebtedness currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant. Our indebtedness was upgraded by Standard & Poor’s in June 2019 and Moody's improved our outlook in July 2019. Any downgrade by any ratings agency may increase the interest rate on our future indebtedness, limit our access to vendor financing on favorable terms or otherwise result in higher borrowing costs, and likely would make it more difficult or more expensive for us to obtain additional debt financing or recapitalize our existing debt structure.
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
Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income in the Rent-A-Center Business segment. The competitive environment in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer stolen merchandise, other store expenses or indirect spending could materially adversely affect our profitability.
We face additional risks in our retail partner business that differ in some potentially significant respects from the risks of the traditional rent-to-own business conducted in Rent-A-Center Business store locations. These risks could have a material negative effect on Preferred Lease, which could negatively impact our ability to grow the Preferred Lease segment and result in a material adverse effect on our results of operations.
Our Preferred Lease segment offers the lease-to-own transaction through the stores or websites of third-party retailers. In addition to the risks associated with the integration of our historic retail partner business (Acceptance Now) with the Merchants Preferred business model under our Preferred Lease offering, the Preferred Lease segment faces risks different from those that have historically been associated with our traditional lease-to-own business conducted in our Rent-A-Center Business store locations. These potential risks include, among others:

•
reliance on the ability of unaffiliated third-party retailers to attract customers and to maintain quality and consistency in their operations and their ability to continue to provide products and services;

•
the loss of the third-party retailer relationships and our inability to replace them. In 2019, approximately 69% of the total revenue of the Preferred Lease segment originated at our Preferred Lease kiosks located in stores operated by four retail partners.

•
reliance on these unaffiliated third-party retailers for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction to potential customers, and that the transaction is with Preferred Lease and not with the third-party retailer;

•
potential that regulators may target the virtual lease-to-own transaction and/or adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Preferred Lease’s ability to offer virtual lease-to-own programs through third-party retail partners, and/or that regulators may attempt to force the application of laws and regulations on Preferred Lease’s virtual lease-to-own business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by us, and negatively impact our financial and operational performance;

•
reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable;

•
more product diversity within Preferred Lease's merchandise inventory relative to our traditional store-based lease-to-own business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned:

•
lower barriers to entry and start-up capital costs to launch a competitor due to the reliance of Preferred Lease and its competitors on the store locations and inventories of third-party retailers, and online connections with retailers, rather than incurring the cost to obtain and maintain brick and mortar locations and in-store or in-warehouse inventories; and

•	indemnification obligations to Preferred Lease’s retail partners and their service providers for losses stemming from Preferred Lease’s failure to perform with respect to its products and services.
These risks could have a material negative effect on Preferred Lease, which could negatively impact our ability to grow the Preferred Lease segment and result in a material adverse effect on our results of operations.
Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
Our retail partner business began as a staffed model and we believe our staffed lease-to-own kiosks inside third-party retailers are superior to virtual-only models in locations with sufficient volume. Our strategy to grow the retail partner business, though, depends on also offering an un-staffed or virtual lease-to-own solution, either alone or in combination with the staffed model (the hybrid model). The acquisition of Merchants Preferred’s scalable technology offering, robust decision engine, enhanced infrastructure and experienced management team in August 2019 accelerated the development of our virtual lease-to-own offering. We may not realize the strategic benefits we intended from the Merchants Preferred Acquisition and the software technology and decision programming may not work to our expectations or may fail. We are integrating the Preferred Lease and Merchants Preferred businesses and technologies under the Preferred Lease offering which may be more difficult, time-consuming or costly than expected. In addition, our Preferred Lease business operates in a highly competitive environment.
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
With the continued expansion of Internet use, as well as mobile computing devices and smartphones, competition from the e-commerce sector continues to grow. To compete in this e-commerce sector, we must be able to innovate and develop technologies and digital solutions that appeal to our customer. We have launched virtual capabilities within our Preferred Lease and Rent-A-Center Business segments. There can be no assurance we will be successful in developing the technologies and digital solutions necessary to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce ore prevent us from growing our market share, gross and operating margins, and may materially adversely affect our business and results of operations in other ways.
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
Under our Asset Based Loan Credit Agreement entered into in August 2019 (the "ABL Credit Agreement"), we have access to a five-year asset-based revolving credit facility (the "ABL Credit Facility"). Our borrowing capacity under our ABL Credit Facility varies according to our eligible rental contracts, eligible installment sales accounts, and inventory net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity. The ABL Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations become applicable if our available credit falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our obligations under the ABL Credit Agreement are secured by liens with respect to inventory, accounts receivable, deposit accounts and certain related collateral. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under our ABL Credit Agreement could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral, which generally consists of substantially all of our tangible and intangible assets, including intellectual property and the capital stock of our U.S. subsidiaries. If we are unable to borrow under our ABL Credit Facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Our transactions are regulated by and subject to the requirements of various federal and state laws and regulations, which may require significant compliance costs and expose us to litigation. Any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced could require us to alter our business practices in a manner that may be materially adverse to us.
Currently, 46 states, the District of Columbia and Puerto Rico have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. One additional state has a retail installment sales statute that excludes leases, including lease-to-own transactions, from its coverage if the lease provides for more than a nominal purchase price at the end of the rental period. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of eleven states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of six states limit the cash prices for which we may offer merchandise.
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
Our operations in the U.S. and abroad are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation.
We may be subject to legal proceedings from time to time which seek material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.
In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. Significant settlement amounts or final judgments could materially and adversely affect our liquidity and capital resources. The failure to pay any material judgment would be a default under our ABL Credit Agreement and our $200 million Term Loan Credit Agreement entered into in August 2019 (the "Term Loan Credit Agreement").
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. In addition to opt-out provisions contained in such agreements, recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes.
Our operations are dependent on effective information management systems. Failure of these systems could negatively impact our business, financial condition and results of operations.
We utilize integrated information management systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information management systems to perform as designed due to “bugs,” crashes, internet failures and outages, operator error, or catastrophic events, and any associated loss of data or interruption of such information management systems for a significant period of time could disrupt our business. If the information management systems sustain repeated failures, we may not be able to manage our store operations, which could have a material adverse effect on our business, financial condition and results of operations.
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
We collect and store certain personal information provided to us by our customers and employees in the ordinary course of our business. Despite instituted safeguards for the protection of such information, our systems continue to be subject to the risk of attack when computer hackers attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee information. In addition, one of our employees, contractors or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Loss of customer or employee information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, regulators and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could adversely impact our business.
A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.
Under our ABL Credit Agreement and our Term Loan Credit Agreement, an event of default would result if a third party became the beneficial owner of 40.0% or more of our voting stock or certain changes in the composition of Rent-A-Center’s Board of Directors during a twelve month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twelve month period. As of December 31, 2019, we had a $239.5 million outstanding balance under our ABL Credit Facility and our Term Loan Credit Agreement, collectively.
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
Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our ABL Credit Agreement and Term Loan Credit Agreement contain various change in control provisions which, in the event of a change in control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change in control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.
Rent-A-Center is a holding company and is dependent on the operations and funds of its subsidiaries.
Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the ABL Credit Agreement and Term Loan Credit Agreement. The ability of Rent-A-Center’s subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-Center’s subsidiaries be unable to pay dividends or make distributions, Rent-A-Center's ability to meet its ongoing obligations could be materially and adversely impacted.

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;

•
quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales, invoice volume or when and how many locations we acquire, open, sell or close;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	how our actual financial performance compares to the financial performance guidance we provide;

•	state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our business;

•	the stock price performance of comparable companies; and

•	the unpredictability of global and regional economic and political conditions.
In addition, the stock market as a whole historically has experienced price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to these companies' operating performance.
There can be no assurance as to the level of dividends that we may pay on our common stock.
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we initiated a cash dividend on our common stock in 2019, we are not required to declare or pay dividends and there may be circumstances under which we may be unable to declare and pay dividends under applicable Delaware law or might otherwise eliminate our common stock divided in the future. This could adversely affect the market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2026. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and approximately half contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes average approximately 4,800 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our Preferred Lease kiosks occupy space without charge in the retailer's location with no lease commitment.
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
Blair v. Rent-A-Center, Inc. This matter was a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleged various claims, including that our cash sales and total rent to own prices exceeded the pricing permitted under California's Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement was approved by the court in October 2019. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the pre-tax charge for this settlement in the first quarter of 2019, and the settlement amount was paid in November 2019.
Velma Russell v. Acceptance Now. This purported class action arising out of calls made by Acceptance Now to customers’ reference (s) was filed on January 29, 2019 in Massachusetts state court. Specifically, plaintiffs sought to certify a class representing any references of customers (within the state of Massachusetts) during the 4 years prior to the filing date that were contacted by Acceptance Now more frequently during a 12 month period than is permitted by Massachusetts state law. The plaintiffs were seeking injunctive relief and statutory damages of $25 per reference which may be tripled to $75 per reference. References are not parties to our consumer arbitration agreement. We operate 12 Acceptance Now locations in Massachusetts. Mediation took place in September 2019. We reached an agreement in principle in December 2019 to settle this matter. The settlement amount is immaterial and we recorded a pre-tax charge for such settlement in the fourth quarter of 2019.
Federal Trade Commission civil investigative demand.As previously disclosed, in April 2019 Rent-A-Center, Inc. (the “Company”) received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) seeking information regarding certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. On February 21, 2020, the FTC notified the Company that it had accepted for public comment an Agreement Containing Consent Order ("Agreement"). We expect the Agreement to be finally approved by the FTC following the 30-day public comment period which commenced on February 26, 2020. This Agreement is for settlement purposes only. While not admitting any wrongdoing, the Company chose to settle the CID after many months of legal expenses and cooperating with the FTC investigation, and no fines or penalties were assessed against the Company. The settlement permits us to continue purchasing and selling customer lease agreements so long as such agreements are not contractually interdependent or contingent on a reciprocal transaction, and does not require any material changes to the Company's current business practices.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering.
As of February 21, 2020, there were approximately 38 record holders of our common stock.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. Cash dividend payments are subject to certain restrictions in our debt agreements. Please see Note J to the consolidated financial statements for further discussion of such restrictions.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2019, we had purchased a total of 37,053,383 shares of Rent-A-Center common stock for an aggregate purchase price of $996.1 million under this common stock repurchase program. In the fourth quarter of 2019, we repurchased 58,730 shares. No shares were repurchased during 2018. Common stock repurchases are subject to certain restrictions in our debt agreements. Please see Note J to the consolidated financial statements for further discussion of such restrictions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (in millions)
November 1, 2019 - November 30, 2019	58,730	$21.99	58,730	$253.9

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2014, and dividends, if any, were reinvested for all years ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2019, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
(In thousands, except per share data)	2019		2018		2017		2016		2015(10)
Consolidated Statements of Operations
Revenues
Store
Rentals and fees	$2,224,402		$2,244,860		$2,267,741		$2,500,053		$2,781,315
Merchandise sales	304,630		304,455		331,402		351,198		377,240
Installment sales	70,434		69,572		71,651		74,509		76,238
Other	4,795		9,000		9,620		12,706		19,158
Franchise
Merchandise sales	49,135		19,087		13,157		16,358		15,577
Royalty income and fees	16,456		13,491		8,969		8,428		8,892
Total revenues	2,669,852		2,660,465		2,702,540		2,963,252		3,278,420
Cost of revenues
Store
Cost of rentals and fees	634,878		621,860		625,358		664,845		728,706
Cost of merchandise sold	319,006		308,912		322,628		323,727		356,696
Cost of installment sales	23,383		23,326		23,622		24,285		25,677
Other charges	—		—		—		—		34,698	(11)
Franchise cost of merchandise sold	48,514		18,199		12,390		15,346		14,534
Total cost of revenues	1,025,781		972,297		983,998		1,028,203		1,160,311
Gross profit	1,644,071		1,688,168		1,718,542		1,935,049		2,118,109
Operating expenses
Store expenses
Labor	630,096		683,422		732,466		789,049		854,610
Other store expenses	617,106		656,894		744,187		791,614		833,914
General and administrative expenses	142,634		163,445		171,090		168,907		166,102
Depreciation, amortization and write-down of intangibles	61,104		68,946		74,639		80,456		80,720
Goodwill impairment charge	—		—		—		151,320	(8)	1,170,000	(12)
Other (gains) and charges	(60,728)	(1)	59,324	(3)	59,219	(5)	20,299	(9)	20,651	(13)
Total operating expenses	1,390,212		1,632,031		1,781,601		2,001,645		3,125,997
Operating profit (loss)	253,859		56,137		(63,059)		(66,596)		(1,007,888)
Write-off of debt issuance costs	2,168	(2)	475	(4)	1,936	(6)	—		—
Interest expense, net	27,908		41,821		45,205		46,678		48,692
Earnings (loss) before income taxes	223,783		13,841		(110,200)		(113,274)		(1,056,580)
Income tax expense (benefit)	50,237		5,349		(116,853)	(7)	(8,079)		(103,060)	(14)
Net earnings (loss)	$173,546		$8,492		$6,653		$(105,195)		$(953,520)
Basic earnings (loss) per common share	$3.19		$0.16		$0.12		$(1.98)		$(17.97)
Diluted earnings (loss) per common share	$3.10		$0.16		$0.12		$(1.98)		$(17.97)
Cash dividends declared per common share	$0.54		$—		$0.16		$0.32		$0.96

Item 6. Selected Financial Data — Continued.

	December 31,
(Dollar amounts in thousands)	2019	2018	2017	2016	2015(10)
Consolidated Balance Sheet Data
Rental merchandise, net	$835,688	$807,470	$868,991	$1,001,954	$1,136,472
Intangible assets, net	78,979	57,344	57,496	60,560	213,899
Total assets	1,582,798	1,396,917	1,420,781	1,602,741	1,974,468
Total debt	230,913	540,042	672,887	724,230	955,833
Total liabilities	1,123,835	1,110,400	1,148,338	1,337,808	1,590,878
Total stockholders' equity	458,963	286,517	272,443	264,933	383,590

Operating Data (Unaudited)
Rent-A-Center Business and Mexico stores open at end of period	2,096	2,280	2,512	2,593	2,815
Preferred Lease Staffed locations open at end of period	998	1,106	1,106	1,431	1,444
Same store revenue growth (decrease)	4.6%	4.7%	(5.4)%	(6.2)%	5.7%
Franchise stores open at end of period	372	281	225	229	227

(1)
Includes $92.5 million related to the receipt of a settlement related to a terminated merger transaction, $21.8 million related to the gain on sale of our corporate headquarters, and $1.1 million of insurance proceeds related to the 2017 hurricanes, partially offset by $20.1 million in merger termination and other incremental legal and professional fees, $13.0 million related to the Blair class action settlement, $10.2 million related to cost savings initiatives, $7.3 million related to store closure costs, $2.4 million related to state tax audit assessments, $1.4 million in transaction fees for the Merchants Preferred Acquisition, and $0.3 million related to other litigation settlements.

(2)	Includes the effects of a $2.2 million financing expense related to the write-off of unamortized financing costs.

(3)
Includes $30.4 million related to cost savings initiatives, $16.4 million in incremental legal and advisory fees, $11.6 million related to store closure costs, $1.2 million in capitalized software write-downs, and $(0.3) million related to the 2018 and 2017 hurricane impacts.

(4)	Includes the effects of a $0.5 million financing expense related to the write-off of unamortized financing costs.

(5)
Includes $24.0 million related to the closure of Preferred Lease locations, $18.2 million for capitalized software write-downs, $6.5 million for incremental legal and advisory fees, $5.4 million for 2017 hurricane impacts, $3.4 million for reductions at the field support center, $1.1 million for previous store closure plans, and $0.6 million in legal settlements.

(6)	Includes the effects of a $1.9 million financing expense related to the write-off of unamortized financing costs.

(7)	Includes a $77.5 million gain resulting from the Tax Cuts and Jobs Act.

(8)	Includes a $151.3 million goodwill impairment charge in the Rent-A-Center Business segment.

(9)	Includes $22.5 million primarily related to the closure of Rent-A-Center Business stores, Preferred Lease locations, and Mexico stores, partially offset by a $2.2 million legal settlement.

(10)	Includes revisions for immaterial correction of deferred tax error associated with our goodwill impairment reported in the fourth quarter of 2015.

(11)	Includes a $34.7 million write-down of smartphones.

(12)	Includes a $1,170.0 million goodwill impairment charge in the Rent-A-Center Business segment.

(13)
Includes a $7.5 million loss on the sale of Rent-A-Center Business and Canada stores, a $7.2 million charge related to the closure of Rent-A-Center Business and Mexico stores, $2.8 million of charges for start-up and warehouse closure expenses related to our sourcing and distribution initiative, a $2.0 million corporate reduction charge and $1.1 million of losses for other store sales and closures.

(14)	Includes $6.0 million of discrete adjustments to income tax reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Sale/Partial Leaseback of Corporate Headquarters
On December 27, 2019, we completed the sale of our corporate headquarters for proceeds of $43.2 million, and entered into a lease agreement for a reduced portion, approximately 60%, of the total square footage of the building. In connection with the sale, we recorded a gain of approximately $21.8 million in the fourth quarter of 2019. The lease includes an initial term of 12 years, with two five year renewal option periods at our discretion.
Results of Operations
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are now reported as the Preferred Lease segment (formerly Acceptance Now), which includes our virtual, staffed and hybrid business models; and our company-owned stores and e-commerce platform through rentacenter.com, are now reported as the Rent-A-Center Business segment (formerly Core U.S.). In addition, we report operating results for our Mexico and Franchising segments.
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Trends and Uncertainties
Virtual Business Model
On August 13, 2019, we completed the acquisition of substantially all of the assets of C/C Financial Corp. dba Merchants Preferred ("Merchants Preferred"), a nationwide provider of virtual lease-to-own services, accelerating our growth in the virtual lease-to-own industry. In addition, in January 2020, we announced plans for our new integrated retail partner offering under Preferred Lease, which combines our staffed and virtual lease-to-own business models to meet the needs and expectations of both our customers and retail partners. While we believe the acquisition of the Merchants Preferred virtual business model and rollout of our Preferred Lease integrated offering positions us for significant revenue and earnings growth, we are exposed to potential operating margin degradation due to the higher cost of merchandise in our retail partner business and potential for higher merchandise losses.
Cost Savings Initiatives
In 2018, we initiated and executed multiple cost savings initiatives, resulting in reductions in overhead and supply chain costs. While these initiatives have led to significant decreases in operating expenses and corresponding improvement in operating profit on a year-over-year basis in our 2018 and 2019 consolidated operating results, we do not expect to continue to realize cost reduction benefits at the same annualized rate in future periods.
Overview
During the twelve months ended December 31, 2019, consolidated revenues decreased approximately $9.4 million, primarily driven by the sale of company owned stores to franchisees and closures of certain Rent-A-Center Business stores, partially offset by increased same store sales. Operating profit, however, increased approximately $197.7 million for the twelve months ended December 31, 2019, primarily due to receipt of a payment of $92.5 million in cash in May 2019 relating to the settlement on April 22, 2019 of all litigation with Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc., Vintage Capital Management, LLC and B. Riley Financial, Inc. (the "Vintage Settlement"); and gain recorded on the sale of our corporate headquarters, reduced operating expenses related to costs savings initiatives and store closures.
Revenues in our Rent-A-Center Business segment decreased approximately $55.2 million for the twelve months ended December 31, 2019, driven by the refranchising of approximately 100 locations in the past 12 months and rationalization of the Rent-A-Center Business store base, partially offset by an increase in same store sales. Operating profit increased $88.2 million for the twelve months ended December 31, 2019, primarily due to decreases in store labor and other store expenses driven by lower store count and cost savings initiatives.
The Preferred Lease segment revenues increased approximately $26.7 million for the twelve months ended December 31, 2019, primarily due to the acquisition of Merchants Preferred and an increase in same store sales. Gross profit as a percent of revenue decreased 2.4% primarily due to value proposition changes. Operating profit as a percent of revenue decreased 1.9% primarily due to a decrease in gross profit, in addition to higher merchandise losses, as discussed further in the segment performance section below.
The Mexico segment revenues increased by 8.8% for the twelve months ended December 31, 2019, driving an increase in operating profit of 105.6%, or $2.8 million.
Cash flow from operations was $215.4 million for the twelve months ended December 31, 2019. We paid down debt by $303.2 million during the year, ending the period with $70.5 million of cash and cash equivalents.

The following table is a reference for the discussion that follows.

	Year Ended December 31,			2019-2018 Change		2018-2017 Change
(Dollar amounts in thousands)	2019	2018	2017	$	%	$	%
Revenues
Store
Rentals and fees	$2,224,402	$2,244,860	$2,267,741	$(20,458)	(0.9)%	$(22,881)	(1.0)%
Merchandise sales	304,630	304,455	331,402	175	0.1%	(26,947)	(8.1)%
Installment sales	70,434	69,572	71,651	862	1.2%	(2,079)	(2.9)%
Other	4,795	9,000	9,620	(4,205)	(46.7)%	(620)	(6.4)%
Total store revenues	2,604,261	2,627,887	2,680,414	(23,626)	(0.9)%	(52,527)	(2.0)%
Franchise
Merchandise sales	49,135	19,087	13,157	30,048	157.4%	5,930	45.1%
Royalty income and fees	16,456	13,491	8,969	2,965	22.0%	4,522	50.4%
Total revenues	2,669,852	2,660,465	2,702,540	9,387	0.4%	(42,075)	(1.6)%
Cost of revenues
Store
Cost of rentals and fees	634,878	621,860	625,358	13,018	2.1%	(3,498)	(0.6)%
Cost of merchandise sold	319,006	308,912	322,628	10,094	3.3%	(13,716)	(4.3)%
Cost of installment sales	23,383	23,326	23,622	57	0.2%	(296)	(1.3)%
Total cost of store revenues	977,267	954,098	971,608	23,169	2.4%	(17,510)	(1.8)%
Franchise cost of merchandise sold	48,514	18,199	12,390	30,315	166.6%	5,809	46.9%
Total cost of revenues	1,025,781	972,297	983,998	53,484	5.5%	(11,701)	(1.2)%
Gross profit	1,644,071	1,688,168	1,718,542	(44,097)	(2.6)%	(30,374)	(1.8)%
Operating expenses
Store expenses
Labor	630,096	683,422	732,466	(53,326)	(7.8)%	(49,044)	(6.7)%
Other store expenses	617,106	656,894	744,187	(39,788)	(6.1)%	(87,293)	(11.7)%
General and administrative	142,634	163,445	171,090	(20,811)	(12.7)%	(7,645)	(4.5)%
Depreciation, amortization and write-down of intangibles	61,104	68,946	74,639	(7,842)	(11.4)%	(5,693)	(7.6)%
Other (gains) and charges	(60,728)	59,324	59,219	(120,052)	(202.4)%	105	0.2%
Total operating expenses	1,390,212	1,632,031	1,781,601	(241,819)	(14.8)%	(149,570)	(8.4)%
Operating profit (loss)	253,859	56,137	(63,059)	197,722	352.2%	119,196	189.0%
Write-off of debt issuance costs	2,168	475	1,936	1,693	356.4%	(1,461)	(75.5)%
Interest, net	27,908	41,821	45,205	(13,913)	(33.3)%	(3,384)	(7.5)%
Income (loss) before income taxes	223,783	13,841	(110,200)	209,942	1,516.8%	124,041	112.6%
Income tax expense (benefit)	50,237	5,349	(116,853)	44,888	839.2%	122,202	104.6%
Net earnings	$173,546	$8,492	$6,653	$165,054	1,943.6%	$1,839	27.6%

Comparison of the Years Ended December 31, 2019 and 2018
Store Revenue. Total store revenue decreased by $23.6 million, or 0.9%, to $2,604.3 million for the year ended December 31, 2019, from $2,627.9 million for 2018. This was primarily due to a decrease of approximately $55.2 million in the Rent-A-Center Business segment, partially offset by an increase of $26.7 million in the Preferred Lease segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,762 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the impact of hurricanes, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues increased by $82.4 million, or 4.6%, to $1,873.8 million for the year ended December 31, 2019, as compared to $1,791.4 million in 2018. The increase in same store revenues was primarily attributable to an improvement in the Rent-A-Center Business segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2019 increased by $13.0 million, or 2.1%, to $634.9 million, as compared to $621.9 million in 2018. The increase in cost of rentals and fees was primarily attributable to an increase of $31.5 million in the Preferred Lease segment as a result of higher rentals and fees revenue, partially offset by a decrease of $19.9 million in the Rent-A-Center Business segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 28.5% for the year ended December 31, 2019 as compared to 27.7% in 2018.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $10.1 million, or 3.3%, to $319.0 million for the year ended December 31, 2019, from $308.9 million in 2018, primarily attributable to increases of $9.3 million and $1.0 million in the Rent-A-Center Business and Preferred Lease segments, respectively. The gross margin percent of merchandise sales decreased to (4.7)% for the year ended December 31, 2019, from (1.5)% in 2018.
Gross Profit. Gross profit decreased by $44.1 million, or 2.6%, to $1,644.1 million for the year ended December 31, 2019, from $1,688.2 million in 2018, due primarily to decreases of $44.7 million and $5.8 million in the Rent-A-Center Business and Preferred Lease segments, respectively partially offset by increases of $3.3 million and $3.1 million in the Franchising and Mexico segments, respectively, in each case as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 61.6% in 2019 compared to 63.5% in 2018.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $53.3 million, or 7.8%, to $630.1 million for the year ended December 31, 2019, as compared to $683.4 million in 2018, primarily attributable to a decrease of $53.7 million in the Rent-A-Center Business segment, driven by our cost savings initiatives and lower Rent-A-Center Business store base (see Note M to the consolidated financial statements for additional detail). Store labor expressed as a percentage of total store revenue was 24.2% for the year ended December 31, 2019, as compared to 26.0% in 2018.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $39.8 million, or 6.1%, to $617.1 million for the year ended December 31, 2019, as compared to $656.9 million in 2018, primarily attributable to a decrease of $55.1 million in the Rent-A-Center Business segment, as a result of lower Rent-A-Center Business store base, partially offset by an increase of $13.1 million in the Preferred Lease segment primarily related to merchandise losses. Other store expenses expressed as a percentage of total store revenue decreased to 23.7% for the year ended December 31, 2019, from 25.0% in 2018.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $20.8 million, or 12.7%, to $142.6 million for the year ended December 31, 2019, as compared to $163.4 million in 2018, primarily as a result of our cost savings initiatives. General and administrative expenses expressed as a percentage of total revenue decreased to 5.3% for the year ended December 31, 2019, compared to 6.1% in 2018.
Other (Gains) and Charges. Other charges decreased by $120.0 million, or 202.4%, to $(60.7) million in 2019, as compared to $59.3 million in 2018. Other gains for the year ended December 31, 2019 were primarily related to receipt of the Vintage Settlement

Proceeds and gain recorded on the sale of our corporate headquarters, partially offset by merger termination and other incremental legal and professional fees, legal settlements, state sales tax audit assessments, acquisition transaction fees, and charges related to cost savings initiatives and store closures. See Note M to the consolidated financial statements for additional detail regarding these other charges.
Operating Profit. Operating profit increased $197.8 million, or 352.2%, to $253.9 million for the year ended December 31, 2019, as compared to $56.1 million in 2018, primarily due to an increase of $114.9 million in the Corporate segment primarily due to the other gains discussed above, and an increase of $88.2 million in the Rent-A-Center Business segment, as discussed further in the segment performance sections below. Operating profit expressed as a percentage of total revenue was 9.5% for the year ended December 31, 2019, as compared to 2.1% for 2018. Excluding other charges, profit was $193.1 million or 7.2% of revenue for the year ended December 31, 2019, compared to $115.5 million or 4.3% of revenue for the comparable period of 2018.
Income Tax Expense. Income tax expense for the twelve months ended December 31, 2019 was $50.2 million, as compared to $5.3 million in 2018. The effective tax rate was 22.4% for the twelve months ended December 31, 2019, compared to 38.6% in 2018.
Comparison of the Years Ended December 31, 2018 and 2017
Store Revenue. Total store revenue decreased by $52.5 million, or 2.0%, to $2,627.9 million for the year ended December 31, 2018, from $2,680.4 million for 2017. This was primarily due to a decrease of approximately $75.4 million in the Preferred Lease segment, partially offset by an increase of $20.3 million in the Rent-A-Center Business segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,575 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues increased by $74.8 million, or 4.7%, to $1,653.4 million for the year ended December 31, 2018, as compared to $1,578.6 million in 2017. The increase in same store revenues was primarily attributable to an improvement in the Rent-A-Center Business segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2018 decreased by $3.5 million, or 0.6%, to $621.9 million, as compared to $625.4 million in 2017. This decrease in cost of rentals and fees was primarily attributable to a decrease of $8.1 million in the Rent-A-Center Business segment as a result of lower rentals and fees revenue, partially offset by an increase of $3.8 million in the Preferred Lease segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.7% for the year ended December 31, 2018 as compared to 27.6% in 2017.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $13.7 million, or 4.3%, to $308.9 million for the year ended December 31, 2018, from $322.6 million in 2017, primarily attributable to a decrease of $18.8 million in the Preferred Lease segment, partially offset by an increase of $5.1 million in the Rent-A-Center Business segment. The gross margin percent of merchandise sales decreased to (1.5)% for the year ended December 31, 2018, from 2.6% in 2017.
Gross Profit. Gross profit decreased by $30.3 million, or 1.8%, to $1,688.2 million for the year ended December 31, 2018, from $1,718.5 million in 2017, due primarily to a decrease of $60.4 million in the Preferred Lease segment, partially offset by an increase of $23.6 million and $4.6 million in the Rent-A-Center Business and Franchising segments, respectively, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 63.5% in 2018 compared to 63.6% in 2017.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $49.1 million, or 6.7%, to $683.4 million for the year ended December 31, 2018, as compared to $732.5 million in 2017, primarily attributable to a decrease of $29.4 million and $19.8 million in the Preferred Lease and Rent-A-Center Business segments, respectively, driven by cost savings initiatives and lower Rent-A-Center Business store base. Store labor expressed as a percentage of total store revenue was 26.0% for the year ended December 31, 2018, as compared to 27.3% in 2017.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $87.3 million, or 11.7%, to $656.9 million for the year ended December 31, 2018, as compared to $744.2 million in 2017, primarily attributable to decreases of $51.6 million and $37.5 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as a result of lower customer stolen merchandise losses for Preferred Lease and lower Rent-A-Center Business store base. Other store expenses expressed as a percentage of total store revenue decreased to 25.0% for the year ended December 31, 2018, from 27.8% in 2017.
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
Other Charges. Other charges increased by $0.1 million, or 0.2%, to $59.3 million in 2018, as compared to $59.2 million in 2017. Other charges for the year ended December 31, 2018 primarily related to cost savings initiatives, including reductions in overhead and supply chain, incremental legal and advisory fees, Rent-A-Center Business store closures, and write-down of capitalized software assets. See Note L to the consolidated financial statements for additional detail regarding these other charges.
Operating Profit (Loss). Operating profit increased $119.2 million, or 189.0%, to $56.1 million for the year ended December 31, 2018, as compared to operating loss of $63.1 million in 2017, primarily due to increases of $61.6 million and $45.3 million in the Rent-A-Center Business and Preferred Lease segments, respectively, as discussed further in the segment performance sections below. Operating profit (loss) expressed as a percentage of total revenue was 2.1% for the year ended December 31, 2018, as compared to (2.3)% for 2017. Excluding other charges, profit was $115.5 million or 4.3% of revenue or the year ended December 31, 2018, compared to $(3.8) million or (0.1)% of revenue for the comparable period of 2017.
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
Segment Performance
Rent-A-Center Business segment.

	Year Ended December 31,			2019-2018 Change		2018-2017 Change
(Dollar amounts in thousands)	2019	2018	2017	$	%	$	%
Revenues	$1,800,486	$1,855,712	$1,835,422	$(55,226)	(3.0)%	$20,290	1.1%
Gross profit	1,255,153	1,299,809	1,276,212	(44,656)	(3.4)%	23,597	1.8%
Operating profit	235,964	147,787	86,196	88,177	59.7%	61,591	71.5%
Change in same store revenue					4.1%		4.4%
Stores in same store revenue calculation					1,795		1,904
Revenues. The decrease in revenue for the year ended December 31, 2019 was driven primarily by a decrease in rentals and fees revenue of $54.8 million, as compared to 2018. This decrease is primarily due to our refranchising efforts and the rationalization of our Rent-A-Center Business store base, partially offset by increases in same store sales.
Gross Profit. Gross profit decreased in 2019 primarily due to the decreases in revenue described above, in addition to an increase in cost of merchandise sold of $9.3 million, related to our strategy to enhance our value proposition. Gross profit as a percentage of segment revenues decreased to 69.7% in 2019 from 70.0% in 2018.
Operating Profit. Operating profit as a percentage of segment revenues was 13.1% for 2019 compared to 8.0% for 2018, primarily due to decreases in other store expenses of $55.1 million and store labor of $53.7 million. Declines in store labor and other store expenses were driven primarily by lower store count and cost savings initiatives. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.8% for the year ended December 31, 2019, compared to 3.3% in 2018. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.3% for the year ended December 31, 2019, compared to 1.6% in 2018.
Preferred Lease segment.

	Year Ended December 31,			2019-2018 Change		2018-2017 Change
(Dollar amounts in thousands)	2019	2018	2017	$	%	$	%
Revenues	$749,260	$722,562	$797,987	$26,698	3.7%	$(75,425)	(9.5)%
Gross profit	333,798	339,616	400,002	(5,818)	(1.7)%	(60,386)	(15.1)%
Operating profit	83,066	93,951	48,618	(10,885)	(11.6)%	45,333	93.2%
Change in same store revenue					5.8%		5.9%
Stores in same store revenue calculation					859		563
Revenues. Revenues for the year ended December 31, 2019 increased compared to 2018, primarily due to the acquisition of Merchants Preferred and an increase in same store sales.
Gross Profit. Gross profit decreased for the year ended December 31, 2019 compared to 2018, primarily due to our strategy to enhance our value proposition. Gross profit as a percentage of segment revenue decreased to 44.6% in 2019 as compared to 47.0% in 2018.
Operating Profit. Operating profit decreased by 11.6% compared to 2018, primarily due to decline in gross profit described above and higher merchandise losses. Charge-offs in our Preferred Lease locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 10.7% in 2019 as compared to 9.0% in 2018. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Preferred Lease locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.3% and 0.6% in 2019 and 2018, respectively.
Mexico segment.

	Year Ended December 31,			2019-2018 Change		2018-2017 Change
(Dollar amounts in thousands)	2019	2018	2017	$	%	$	%
Revenues	$53,960	$49,613	$47,005	$4,347	8.8%	$2,608	5.5%
Gross profit	37,488	34,364	32,592	3,124	9.1%	1,772	5.4%
Operating profit (loss)	5,357	2,605	(260)	2,752	105.6%	2,865	1,101.9%
Change in same store revenue					9.7%		8.5%
Stores in same store revenue calculation					108		108
Revenues. Revenues for 2019 were positively impacted by exchange rate fluctuations of approximately $0.1 million, as compared to 2018. On a constant currency basis, revenues for the year ended December 31, 2019 increased approximately $4.2 million.
Gross Profit. Gross profit for the year ended December 31, 2019 was minimally impacted by the exchange rate fluctuations as compared to 2018. Gross profit as a percentage of segment revenues increased to 69.5% in 2019, compared to 69.3% in 2018.
Operating Profit. Operating profit for the year ended December 31, 2019 was minimally impacted by exchange rate fluctuations compared to 2018. Operating profit as a percentage of segment revenues increased to 9.9% in 2019, compared to 5.3% in 2018.
Franchising segment.

	Year Ended December 31,			2019-2018 Change		2018-2017 Change
(Dollar amounts in thousands)	2019	2018	2017	$	%	$	%
Revenues	$66,146	$32,578	$22,126	$33,568	103.0%	$10,452	47.2%
Gross profit	17,632	14,379	9,736	3,253	22.6%	4,643	47.7%
Operating profit	7,205	4,385	5,081	2,820	64.3%	(696)	(13.7)%
Revenues. Revenues increased for the year ended December 31, 2019, compared to 2018, primarily due to an increase in franchise locations, as a result of refranchising previous corporate owned stores, resulting in higher merchandise sales.

Gross Profit. Gross profit as a percentage of segment revenues decreased to 26.7% in 2019 from 44.1% in 2018, primarily due to changes in revenue mix between franchise royalties and fees, and rental merchandise sales, primarily as a result of the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 10.9% in 2019 from 13.5% for 2018, primarily due to the decline in gross profit described above.
Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019
Revenues	$696,694	$655,925	$649,371	$667,862
Gross profit	424,866	408,071	399,996	411,138
Operating profit	17,349	129,829	38,847	67,834
Net earnings	7,323	94,455	31,277	40,491
Basic earnings per common share	$0.14	$1.74	$0.57	$0.74
Diluted earnings per common share	$0.13	$1.70	$0.56	$0.72

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Revenues	$698,043	$655,730	$644,942	$661,750
Gross profit	436,978	423,886	407,740	419,564
Operating (loss) profit	(10,270)	27,151	25,632	13,624
Net (loss) earnings	(19,843)	13,753	12,918	1,664
Basic (loss) earnings per common share	$(0.37)	$0.26	$0.24	$0.03
Diluted (loss) earnings per common share	$(0.37)	$0.25	$0.24	$0.03

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	61.0%	62.2%	61.6%	61.6%
Operating profit	2.5%	19.8%	6.0%	10.2%
Net earnings	1.1%	14.4%	4.8%	6.1%

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	62.6%	64.6%	63.2%	63.4%
Operating profit (loss)	(1.5)%	4.1%	4.0%	2.1%
Net (loss) earnings	(2.8)%	2.1%	2.0%	0.3%
Liquidity and Capital Resources
Overview. For the year ended December 31, 2019, we generated $215.4 million in operating cash flow, including approximately $80 million of net pre-tax proceeds from the Vintage Settlement. We paid down debt by $303.2 million, and used cash of $28.9 million for the acquisition of businesses, and $21.2 million for capital expenditures. In addition, we received proceeds from the sale of property assets of $69.7 million, ending the year with $70.5 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased by $12.1 million to $215.4 million in 2019 from $227.5 million in 2018. The decrease was primarily attributable to higher inventory purchases during the twelve months ended December

31, 2019, in addition to the prior year receipt of our federal income tax refund in 2018 of approximately $35.2 million, partially offset by the receipt of the Vintage Settlement Proceeds in 2019.
Cash provided by investing activities increased approximately $25.5 million to $20.8 million in 2019 from $(4.7) million in 2018, due primarily to an increase in proceeds from the sale of property assets of approximately $44.4 million, partially offset by an increase of approximately $26.9 million in cash used for the acquisition of businesses.
Cash used in financing activities increased by $181.3 million to $321.6 million in 2019 from $140.3 million in 2018, primarily driven by our net reduction in debt of $303.2 million in 2019, as compared to a net decrease in debt of $139.3 million in 2018. In addition, we increased dividend payments by $13.7 million during the twelve months ended December 31, 2019.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations. Should we require additional funding sources, we maintain a five-year asset-based revolving credit facility (the "ABL Credit Facility"), with commitments of $300 million, provided for under the Asset Based Loan Credit Agreement, entered into on August 5, 2019 (the "ABLE Credit Agreement"). We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.
We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months. At February 21, 2020, we had approximately $36.2 million in cash on hand, and $168.2 million available under our ABL Credit Agreement at December 31, 2019.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $194 million for us in 2019. We estimate the remaining tax deferral associated with bonus depreciation from this act is approximately $239 million at December 31, 2019, of which approximately 78%, or $189 million, will reverse in 2020, and the majority of the remainder will reverse between 2021 and 2022.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Customer stolen merchandise	$158,324	$136,705	$161,912
Other merchandise losses(1)	25,830	33,219	47,596
Total merchandise losses	$184,154	$169,924	$209,508

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $21.2 million, $28.0 million and $65.5 million on capital expenditures in the years 2019, 2018 and 2017, respectively.

Acquisitions and New Location Openings. On August 13, 2019, we completed the previously announced acquisition of substantially all of the assets of C/C Financial Corp d/b/a Merchants Preferred ("Merchants Preferred"), a nationwide virtual lease-to-own provider, for total consideration of approximately $46.3 million. In addition, during 2019, we acquired four new Rent-A-Center Business locations and customer accounts for an aggregate purchase price of approximately $0.5 million in three transactions. See Note G to the consolidated financial statements for information about cash used to acquire locations and accounts.
The tables below summarize the location activity for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	Rent-A-Center Business	Preferred Lease Staffed	Mexico	Franchising	Total
Locations at beginning of period(1)	2,158	1,106	122	281	3,667
New location openings	—	109	1	2	112
Conversions	(97)	(55)	—	97	(55)
Closed locations
Merged with existing locations	(84)	(162)	—	—	(246)
Sold or closed with no surviving location	(4)	—	—	(8)	(12)
Locations at end of period(1)	1,973	998	123	372	3,466
Acquired locations closed and accounts merged with existing locations	4	—	—	—	4
Total approximate purchase price (in millions)	$0.5	$—	$—	$—	$0.5
(1) Does not include virtual locations.

	Year Ended December 31, 2018
	Rent-A-Center Business	Preferred Lease Staffed	Mexico	Franchising	Total
Locations at beginning of period(1)	2,381	1,106	131	225	3,843
New location openings	—	122	—	3	125
Acquired locations remaining open	1	—	—	—	1
Conversions	(71)	(3)	—	71	(3)
Closed locations
Merged with existing locations	(137)	(119)	(8)	—	(264)
Sold or closed with no surviving location	(16)	—	(1)	(18)	(35)
Locations at end of period(1)	2,158	1,106	122	281	3,667
Acquired locations closed and accounts merged with existing locations	6	—	—	—	6
Total approximate purchase price (in millions)	$2.0	$—	$—	$—	$2.0
(1) Does not include virtual locations.

	Year Ended December 31, 2017
	Rent-A-Center Business	Preferred Lease Staffed	Mexico	Franchising	Total
Locations at beginning of period(1)	2,463	1,431	130	229	4,253
New location openings	—	222	1	1	224
Acquired locations remaining open	—	—	—	4	4
Conversions	—	(63)	—	—	(63)
Closed locations
Merged with existing locations	(51)	(483)	—	—	(534)
Sold or closed with no surviving location	(31)	(1)	—	(9)	(41)
Locations at end of period(1)	2,381	1,106	131	225	3,843
Acquired locations closed and accounts merged with existing locations	8	—	—	—	8
Total approximate purchase price (in millions)	$2.5	$—	$—	$—	$2.5
(1) Does not include virtual locations.

Senior Debt. As discussed in Notes J and K to the consolidated financial statements, in August 2019, we completed the refinancing of our prior revolving facility and effective August 5, 2019, redeemed in full our unsecured senior notes using cash on hand and proceeds from our new $300 million ABL Credit Facility and $200 million from a new term loan under our ABL Credit Agreement. We may use, subject to certain limitations and borrowing availability, $150 million under our ABL Credit Agreement for the issuance of letters of credit, of which $89 million had been so utilized as of February 21, 2020. The ABL Credit Agreement has a scheduled maturity of August 5, 2024.
Store Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2026. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2019:

	Payments Due by Period
(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Term Loan(1)	199,500	2,000	4,000	4,000	189,500
ABL Credit Agreement(2)	40,000	—	—	40,000	—
Operating Leases	329,387	116,689	143,550	47,675	21,473
Total(3)	$568,887	$118,689	$147,550	$91,675	$210,973

(1)	Does not include interest payments. Our Term Loan bears interest at varying rates equal to the Eurodollar rate plus 4.50%. The Eurodollar rate on our Term Loan at December 31, 2019, was 6.25%.

(2)
Does not include interest payments. Our ABL Credit Agreement bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.00%. The weighted average Eurodollar rate on our ABL Credit Agreement at December 31, 2019, was 3.25%.

(3)
As of December 31, 2019, we have recorded $24.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
As of December 31, 2019, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $97.3 million, as compared to $101.6 million at December 31, 2018. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair. If a customer does not return merchandise on-rent or make a payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 150th day in the Preferred Lease segment. We maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2019 and 2018, the reserve for merchandise losses was $55.2 million and $42.6 million, respectively.
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
During the period from our 2018 goodwill impairment assessment through the third quarter 2019, we periodically analyzed whether any indicators of impairment had occurred. As part of these periodic analyses, we compared estimated fair value of the company, as determined based on the consolidated stock price, to its net book value. As the estimated fair value of the company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2019, concluding it was not more likely than not that the carrying value of our reporting unit's net assets exceeded the reporting unit's fair value.
At December 31, 2019, the amount of goodwill allocated to the Rent-A-Center Business and Preferred Lease segments was $1.5 million and $68.7 million, respectively. At December 31, 2018 the amount of goodwill allocated to the Rent-A-Center Business and Preferred Lease segments was $1.5 million and $55.3 million, respectively.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 will be required for us beginning January 1, 2021. We do not believe this ASU will have a material impact on our financial statements upon adoption.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2019, we had $199.5 million outstanding under our term loan credit agreement and $40.0 million outstanding under our ABL Credit Agreement, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for this indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2019, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2019, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $2.4 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rent-A-Center, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Liabilities

Description of the Matter
As described in Note A to the consolidated financial statements, the Company recorded liabilities totaling $97.3 million associated with its self-insured retentions for workers’ compensation, general liability and vehicle liability insurance (collectively, the self-insurance liabilities). The self-insurance liabilities are established by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within the self-insured retentions.
Auditing the Company's self-insurance liabilities is complex and required us to use our actuarial specialists due to the significant measurement uncertainty associated with the estimates, management’s application of judgment, and the use of various actuarial methods. The Company’s analyses of the self-insurance liabilities consider a variety of factors, including the actuarial loss forecasts, company-specific development factors, general industry loss development factors and third-party claim administrator loss estimates of individual claims. The self-insurance liabilities are sensitive to changes in these factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the self-insurance liabilities processes. For example, we tested controls over the factors mentioned above that management used in the calculations and the completeness and accuracy of the data underlying the ultimate expected losses.
To evaluate the reserve for self-insurance liabilities, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data provided to management's actuarial specialist. Additionally, we involved our actuarial specialists to assist in our evaluation of the key factors mentioned above and the methodologies applied by management's specialist to establish the actuarially determined ultimate expected losses and develop a range for ultimate expected loss estimates based on independently developed assumptions, which we compared to the Company's recorded reserves for self-insurance liabilities.

Merchandise Loss Reserve

Description of the Matter
As described in Note A to the consolidated financial statements, the Company maintains a $55.2 million reserve for expected merchandise losses from unreturned merchandise related to delinquent rental agreements. The Company estimates this reserve based on a combination of historical write-offs and expected future losses.
Auditing the Company’s merchandise loss reserve was complex due to the level of uncertainty associated with management’s assumptions used to estimate the reserve. In particular, management was required to estimate the amount of merchandise not expected to be returned related to delinquent accounts. The Company estimates expected losses from delinquent accounts based on historical write-off experience, including the number of days past due before a write-off occurred and expectations about future losses from delinquent accounts at the end of the year.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to determine the valuation of the merchandise loss reserve. This included testing controls over the Company’s review of the significant inputs underlying the reserve estimate, which include those mentioned above.
To test the adequacy of the Company’s merchandise loss reserve, we performed substantive audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the reserve calculations and evaluating the Company’s methodology for estimating future losses. We evaluated significant assumptions, including those mentioned above, that were used in management’s calculation of the merchandise loss reserve. We also tested a sample of actual charge-offs to supporting documents to validate the number of days an account is delinquent before a write-off occurs for merchandise on rent. Among our other procedures, we performed sensitivity analyses over significant assumptions to evaluate the changes in the estimated merchandise loss reserve resulting from changes in the Company's significant assumptions.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2019.

Dallas, Texas
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rent-A-Center, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

To the Stockholders and the Board of Directors of Rent-A-Center, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Rent-A-Center, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rent-A-Center, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of C/C Financial Corporation, which is included in the 2019 consolidated financial statements of the Company and constituted 4% and 12% of total and net assets, respectively, as of December 31, 2019 and 1% of revenues and $1.5 million of operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of C/C Financial Corporation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young, LLP

Dallas, Texas
February 28, 2020

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
In August 2019, we acquired C/C Financial Corp d/b/a Merchants Preferred ("Merchants Preferred"). We are currently in the process of integrating Merchants Preferred into our assessment of our internal control over financial reporting. Because Merchants Preferred does not constitute a significant portion of our operations on a consolidated basis, we do not currently expect this integration effort to have a material effect on our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of December 31, 2019 excludes an assessment of the internal control over financial reporting of Merchants Preferred. As of December 31, 2019, Merchants Preferred's financial results constituted approximately 4% and 12% of our total assets and net assets, respectively, approximately 1% of our revenues and an operating loss of $1.5 million for the year ended December 31, 2019.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Revenues
Store
Rentals and fees	$2,224,402	$2,244,860	$2,267,741
Merchandise sales	304,630	304,455	331,402
Installment sales	70,434	69,572	71,651
Other	4,795	9,000	9,620
Total store revenues	2,604,261	2,627,887	2,680,414
Franchise
Merchandise sales	49,135	19,087	13,157
Royalty income and fees	16,456	13,491	8,969
Total revenues	2,669,852	2,660,465	2,702,540
Cost of revenues
Store
Cost of rentals and fees	634,878	621,860	625,358
Cost of merchandise sold	319,006	308,912	322,628
Cost of installment sales	23,383	23,326	23,622
Total cost of store revenues	977,267	954,098	971,608
Franchise cost of merchandise sold	48,514	18,199	12,390
Total cost of revenues	1,025,781	972,297	983,998
Gross profit	1,644,071	1,688,168	1,718,542
Operating expenses
Store expenses
Labor	630,096	683,422	732,466
Other store expenses	617,106	656,894	744,187
General and administrative expenses	142,634	163,445	171,090
Depreciation, amortization and write-down of intangibles	61,104	68,946	74,639
Other (gains) and charges	(60,728)	59,324	59,219
Total operating expenses	1,390,212	1,632,031	1,781,601
Operating profit (loss)	253,859	56,137	(63,059)
Debt refinancing charges	2,168	475	1,936
Interest expense	31,031	42,968	45,996
Interest income	(3,123)	(1,147)	(791)
Earnings (loss) before income taxes	223,783	13,841	(110,200)
Income tax expense (benefit)	50,237	5,349	(116,853)
Net earnings	$173,546	$8,492	$6,653
Basic earnings per common share	$3.19	$0.16	$0.12
Diluted earnings per common share	$3.10	$0.16	$0.12
Cash dividends declared per common share	$0.54	$—	$0.16
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net earnings	$173,546	$8,492	$6,653
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $158, ($73), and $2,822 for 2019, 2018 and 2017, respectively	595	(274)	5,241
Total other comprehensive income (loss)	595	(274)	5,241
Comprehensive income	$174,141	$8,218	$11,894
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2019	2018
ASSETS
Cash and cash equivalents	$70,494	$155,391
Receivables, net of allowance for doubtful accounts of $5,601 and $4,883 in 2019 and 2018, respectively	84,123	69,645
Prepaid expenses and other assets	46,043	51,352
Rental merchandise, net
On rent	697,270	683,808
Held for rent	138,418	123,662
Merchandise held for installment sale	4,878	3,834
Property assets, net of accumulated depreciation of $522,826 and $551,750 in 2019 and 2018, respectively	166,138	226,323
Operating lease right-of-use assets	281,566	—
Deferred tax asset	14,889	25,558
Goodwill	70,217	56,845
Other intangible assets, net	8,762	499
Total assets	$1,582,798	$1,396,917
LIABILITIES
Accounts payable — trade	$168,120	$113,838
Accrued liabilities	275,777	337,459
Operating lease liabilities	285,041	—
Deferred tax liability	163,984	119,061
Senior debt, net	230,913	—
Senior notes, net	—	540,042
Total liabilities	1,123,835	1,110,400
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 111,166,229 and 109,909,504 shares issued in 2019 and 2018, respectively	1,110	1,099
Additional paid-in capital	869,617	838,436
Retained earnings	947,875	805,924
Treasury stock at cost, 56,428,482 and 56,369,752 shares in 2019 and 2018, respectively	(1,348,969)	(1,347,677)
Accumulated other comprehensive loss	(10,670)	(11,265)
Total stockholders' equity	458,963	286,517
Total liabilities and stockholders' equity	$1,582,798	$1,396,917
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount
Balance at January 1, 2017	109,519	$1,095	$827,107	$800,640	$(1,347,677)	$(16,232)	$264,933
Net loss	—	—	—	6,653	—	—	6,653
Other comprehensive income	—	—	—	—	—	5,241	5,241
Exercise of stock options	27	—	270	—	—	—	270
Vesting of restricted share units	136	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,896	—	—	—	3,896
Dividends declared	—	—	—	(8,550)	—	—	(8,550)
Balance at December 31, 2017	109,682	1,097	831,271	798,743	(1,347,677)	(10,991)	272,443
ASC 606 adoption	—	—	—	(1,311)	—	—	(1,311)
Net earnings	—	—	—	8,492	—	—	8,492
Other comprehensive loss	—	—	—	—	—	(274)	(274)
Exercise of stock options	138	1	1,399	—	—	—	1,400
Vesting of restricted share units	90	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(194)	—	—	—	(194)
Stock-based compensation	—	—	5,961	—	—	—	5,961
Balance at December 31, 2018	109,910	1,099	838,436	805,924	(1,347,677)	(11,265)	286,517
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Net earnings	—	—	—	173,546	—	—	173,546
Other comprehensive income	—	—	—	—	—	595	595
Purchase of treasury stock	—	—	—	—	(1,292)	—	(1,292)
Exercise of stock options	550	5	6,794	—	—	—	6,799
Vesting of restricted share units	267	2	(2)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	6,958	—	—	—	6,958
Dividends declared	—	—	—	(29,619)	—	—	(29,619)
Merchants Preferred acquisition	439	4	19,165	—	—	—	19,169
Balance at December 31, 2019	111,166	1,110	869,617	947,875	(1,348,969)	(10,670)	458,963
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities
Net earnings	$173,546	$8,492	$6,653
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	619,353	616,640	618,390
Bad debt expense	15,077	14,610	15,702
Stock-based compensation expense	6,958	5,961	3,896
Depreciation of property assets	60,592	68,275	73,685
(Gain) loss on sale or disposal of property assets	(23,537)	7,388	15,795
Amortization and impairment of intangibles	723	671	4,908
Amortization of financing fees	2,987	5,486	4,667
Write-off of debt financing fees	2,168	475	1,936
Deferred income taxes	55,257	6,816	(86,063)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(651,487)	(569,717)	(487,130)
Receivables	(28,855)	(14,431)	(15,741)
Prepaid expenses and other assets	3,185	13,105	(9,622)
Operating lease right-of-use assets and lease liabilities	4,366	—	—
Accounts payable — trade	54,282	23,486	(17,886)
Accrued liabilities	(79,199)	40,248	(18,657)
Net cash provided by operating activities	215,416	227,505	110,533
Cash flows from investing activities
Purchase of property assets	(21,157)	(27,962)	(65,460)
Proceeds from sale of assets	69,717	25,317	4,638
Hurricane insurance recovery proceeds	1,113	—	—
Acquisitions of businesses	(28,915)	(2,048)	(2,525)
Net cash provided by (used in) investing activities	20,758	(4,693)	(63,347)
Cash flows from financing activities
Share repurchases	(1,292)	—	—
Exercise of stock options	6,799	1,401	270
Shares withheld for payment of employee tax withholdings	(1,733)	(317)	(225)
Debt issuance costs	(8,454)	(2,098)	(5,258)
Proceeds from debt	305,400	27,060	347,635
Repayments of debt	(608,640)	(166,358)	(400,151)
Dividends paid	(13,707)	—	(12,811)
Net cash used in financing activities	(321,627)	(140,312)	(70,540)
Effect of exchange rate changes on cash	556	(77)	926
Net (decrease) increase in cash and cash equivalents	(84,897)	82,423	(22,428)
Cash and cash equivalents at beginning of year	155,391	72,968	95,396
Cash and cash equivalents at end of year	$70,494	$155,391	$72,968
Supplemental cash flow information:
Cash paid during the year for:
Interest	$32,114	$37,530	$41,339
Income taxes (excludes $2,074, $47,837, and $7,321 of income taxes refunded in 2019, 2018 and 2017, respectively)	$24,332	$2,227	$1,983

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
These financial statements include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Preferred Lease, Mexico and Franchising.
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2019, we operated 1,973 company-owned stores nationwide and in Puerto Rico, including 44 retail installment sales stores.
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of the recently acquired Merchants Preferred, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations, including staffed options, un-manned or virtual options, or a combination of the two (the hybrid model). Those kiosks can be staffed by an Preferred Lease employee (staffed locations) or employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers' locations using our virtual solutions (virtual locations). At December 31, 2019, we operated 998 Preferred Lease staffed locations.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis. At December 31, 2019, we operated 123 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of lease-to-own stores. At December 31, 2019, Franchising had 372 franchised stores operating in 33 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 150th day in the Preferred Lease segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
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
Our trade and notes receivables consist primarily of amounts due from our rental customers for renewal and uncollected rental payments; Franchising receivables; and other corporate related receivables. We maintain allowances against our rental customer receivable balances, primarily related to expected merchandise returns and uncollectible payments due from our virtual rental customers. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
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
We determine the fair value of each reporting unit using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. We use a two-step approach to assess goodwill impairment. If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the implied fair value, which is calculated as if the reporting unit had been acquired and accounted for as a business combination. As an alternative to this annual impairment testing, we may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying value of a reporting unit's net assets exceeds the reporting unit's fair value. At December 31, 2019, the amount of goodwill attributable to the Rent-A-Center Business and Preferred Lease segments was approximately $1.5 million and $68.7 million, respectively. We currently do not have goodwill balances attributable to our Mexico or Franchising segment.
Acquired customer relationships are amortized over a 21-month period, non-compete agreements are amortized over the contractual life of the agreements, vendor relationships are amortized over a 7 or 15 year period, and other intangible assets are amortized over the life of the asset. Intangible assets are amortized using methods that we believe reflect the pattern in which the economic benefits of the related asset are consumed, including using a straight-line method.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $58.8 million, $74.6 million and $86.1 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Advertising expense is net of vendor allowances of $21.2 million, $17.1 million, and $14.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Newly Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. We adopted ASU 2014-09 and all related amendments beginning January 1, 2018, using the modified retrospective adoption method. We recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Under ASC 606, initial franchise fees charged to franchisees for new stores are recognized over the term of the franchise agreement, rather than when they are paid by the franchisee, upon the opening of a new location. Furthermore, franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement of operations, rather than net of operating expenses in the consolidated statement of operations. Impacts resulting from adoption were not material to the consolidated statement of operations. See additional descriptions of our revenues in Note B.
The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASC 606 was a reduction to accrued liabilities of $1.7 million, an increase to deferred tax liability of $0.4 million, and an offsetting $1.3 million increase to 2018 opening retained earnings.
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
Our lease-to-own agreements, which comprise the majority of our annual revenue, fall within the scope of ASU 2016-02 under lessor accounting; however, the new standard does not significantly affect the timing of recognition or presentation of revenue for our rental contracts.
As a lessee, the new standard affected a substantial portion of our lease contracts. As of December 31, 2019, we have $281.6 million operating lease right-of-use assets and $285.0 million operating lease liabilities in our condensed consolidated balance sheet. Upon adoption, we identified impairment losses related to closure of our product service centers and Rent-A-Center Business stores resulting in a cumulative-effect decrease of $2.0 million, net of tax, to our January 1, 2019 retained earnings balance. There were no significant effects to our condensed consolidated statements of operations or condensed consolidated statements of cash flows.
We elected a package of optional practical expedients in our adoption of the new standard, including the option to retain the current classification for leases entered into prior to the date of adoption; the option not to reassess initial direct costs for capitalization for leases entered into prior to the date of adoption; and the option not to separate lease and non-lease components for our lease-to-own agreements as a lessor, and our real estate, and certain categories of equipment leases, as a lessee.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note B — Revenues
The following tables disaggregates our revenue:

	Twelve Months Ended December 31, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$1,585,997	$587,502	$50,903	$—	$2,224,402
Merchandise sales	140,372	161,235	3,023	—	304,630
Installment sales	70,434	—	—	—	70,434
Other	3,683	523	34	555	4,795
Total store revenues	1,800,486	749,260	53,960	555	2,604,261
Franchise
Merchandise sales	—	—	—	49,135	49,135
Royalty income and fees	—	—	—	16,456	16,456
Total revenues	$1,800,486	$749,260	$53,960	$66,146	$2,669,852

	Twelve Months Ended December 31, 2018
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$1,640,839	$557,592	$46,429	$—	$2,244,860
Merchandise sales	136,878	164,432	3,145	—	304,455
Installment sales	69,572	—	—	—	69,572
Other	8,423	538	39	—	9,000
Total store revenues	1,855,712	722,562	49,613	—	2,627,887
Franchise
Merchandise sales	—	—	—	19,087	19,087
Royalty income and fees	—	—	—	13,491	13,491
Total revenues	$1,855,712	$722,562	$49,613	$32,578	$2,660,465

Rental-Purchase Agreements
Rent-A-Center Business, Preferred Lease, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases.
Rental payments received at our Rent-A-Center Business, Preferred Lease (excluding virtual) and Mexico locations must be prepaid and revenue is recognized over the rental term. Under the virtual business model, revenues are earned prior to the rental payment due date. Therefore, revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. See Note C for additional information regarding accrued rental revenue and the related allowances for returns and uncollectible payments.
Cash received for rental payments, including fees, prior to the period in which it should be recognized is deferred and recognized according to the rental term. At December 31, 2019 and 2018, we had $39.9 million and $42.1 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term.
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
Revenue from contracts with customers
Rent-A-Center Business, Preferred Lease, and Mexico
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement and receive a refund for payments previously made towards the plan. At December 31, 2019 and 2018, we had $2.9 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consisted of external maintenance and repair services provided by the Company’s service department, in addition to other miscellaneous product plans offered to our rental and installment customers. We completed the shutdown of our service department operations early in the first quarter of 2019. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2019 and 2018, we had $4.5 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

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
Receivables consist of the following:

	December 31,
(In thousands)	2019	2018
Installment sales receivable	$56,370	$54,746
Trade and notes receivables	33,354	19,782
Total receivables	89,724	74,528
Less allowance for doubtful accounts	(5,601)	(4,883)
Total receivables, net of allowance for doubtful accounts	$84,123	$69,645

We maintain allowances against our receivable balances, primarily related to expected merchandise returns and uncollectible payments due from our virtual rental and installment customers. The allowance for doubtful accounts related to trade and notes receivable was $1.5 million and $1.3 million, and the allowance for doubtful accounts related to installment sales receivable was $4.1 million and $3.6 million at December 31, 2019 and 2018, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning allowance for doubtful accounts	$4,883	$4,167	$3,593
Estimated uncollectible payments and returns(1)(2)	15,077	14,610	15,702
Accounts written off, net of recoveries	(14,359)	(13,894)	(15,128)
Ending allowance for doubtful accounts	$5,601	$4,883	$4,167
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables, are recognized in other store operating expenses in our condensed consolidated financial statements.
(2) Uncollectible rental payments and returns are recognized as a reduction to rental revenue in our condensed consolidated financial statements.
Note D — Rental Merchandise

	December 31,
(In thousands)	2019	2018
On rent
Cost	$1,112,130	$1,110,968
Less accumulated depreciation	(414,860)	(427,160)
Net book value, on rent	$697,270	$683,808
Held for rent
Cost	$163,636	$147,300
Less accumulated depreciation	(25,218)	(23,638)
Net book value, held for rent	$138,418	$123,662

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Property Assets

	December 31,
(In thousands)	2019	2018
Furniture and equipment	$475,431	$512,056
Building and leasehold improvements	207,620	251,975
Land and land improvements	—	6,737
Transportation equipment	567	3,765
Construction in progress	5,346	3,540
Total property assets	688,964	778,073
Less accumulated depreciation	(522,826)	(551,750)
Total property assets, net of accumulated depreciation	$166,138	$226,323

We had $3.8 million and $1.9 million of capitalized software costs included in construction in progress at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, we placed in service internally developed software of approximately $6.0 million, $9.7 million and $32.1 million, respectively.
On December 27, 2019, we completed the sale of our corporate headquarters for proceeds of $43.2 million, and entered into a lease agreement for a reduced portion, approximately 60%, of the total square footage of the building. Assets written-off in connection with this transaction included building assets of $14.0 million, including furniture and equipment, and land of $6.7 million. We recorded a total gain on sale of approximately $21.8 million in the fourth quarter of 2019. The gain was recorded to Other (gains) and charges in our Consolidated Statement of Operations. The lease includes an initial term of 12 years, with two five year renewal option periods at our discretion. In accordance with ASC 842, we recorded operating lease right-of-use assets and operating lease liabilities of $19.0 million for this lease in our condensed consolidated balance sheet.
Note F — Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2026. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. In certain store sales, we enter into lease assignment agreements with the buyer, but remain as the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our condensed consolidated balance sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2022 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage and certain back office technology hardware assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total operating lease costs by expense type:

Twelve Months Ended
(in thousands)	December 31, 2019
Operating lease cost included in other store expenses(1)	$148,314
Operating lease cost included in other charges	9,222
Sublease receipts	(7,683)
Total operating lease charges	$149,853
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

Twelve Months Ended
(in thousands)	December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$120,826
Cash paid for short-term operating leases not included in operating lease liabilities	27,402
Right-of-use assets obtained in exchange for new operating lease liabilities	78,250
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	December 31, 2019
Weighted-average discount rate(1)	7.7%
Weighted-average remaining lease term (in years)	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at December 31, 2019:

(In thousands)	Operating Leases
2020	$116,689
2021	86,279
2022	57,271
2023	31,352
2024	16,323
Thereafter	21,473
Total undiscounted operating lease liabilities	329,387
Less: Interest	(44,346)
Total present value of operating lease liabilities	$285,041

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Intangible Assets and Acquisitions
Goodwill Impairment Charge
In the fourth quarter of 2019, we completed a qualitative assessment for impairment of goodwill as of October 1, 2019, concluding it was not more likely than not that the carrying value of our reporting unit's net assets exceeded the reporting unit's fair value and therefore no impairment of goodwill existed as of December 31, 2019.
Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2019		December 31, 2018
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$80,036	$79,941	$79,942	$79,695
Vendor relationships	9	9,760	1,113	860	860
Non-compete agreements	3	6,747	6,727	6,745	6,493
Total other intangible assets		$96,543	$87,781	$87,547	$87,048

Aggregate amortization expense (in thousands):

Year Ended December 31, 2019	$723
Year Ended December 31, 2018	$671
Year Ended December 31, 2017 (1)	$4,908

(1) Includes impairment charge of $3.9 million to our intangible assets, related to a vendor relationship in the Preferred Lease segment, recorded to Other (gains) and charges in our consolidated statement of operations during the first quarter of 2017.
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2020	$1,031
2021	906
2022	890
2023	890
2024	890
Thereafter	4,155
Total amortization expense	$8,762

At December 31, 2019, the amount of goodwill attributable to the Rent-A-Center Business and Preferred Lease segments was approximately $1.5 million and $68.7 million, respectively. At December 31, 2018, the amount of goodwill allocated to the Rent-A-Center Business and Preferred Lease segment was approximately $1.5 million and $55.3 million, respectively.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2019	2018
Beginning goodwill balance	$56,845	$56,614
Additions from acquisitions	13,700	169
Post purchase price allocation adjustments	(328)	62
Ending goodwill balance	$70,217	$56,845

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
On August 13, 2019, we completed the acquisition of substantially all of the assets of C/C Financial Corp. dba Merchants Preferred ("Merchants Preferred"), a nationwide provider of virtual lease-to-own services. The aggregate purchase price was approximately $46.4 million, including net cash consideration of approximately $28.0 million, and 701,918 shares of our common stock valued at $27.31 per share, as of the date of closing, less working capital adjustments of approximately $0.9 million.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the final estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	August 13, 2019
Receivables	$1,813
Prepaid expenses and other assets	154
Rental merchandise	17,904
Software	4,300
Right of use operating leases	404
Other intangible assets	8,900
Goodwill	13,403
Lease liabilities	(487)
Net identifiable assets acquired	$46,391

The fair value measurements were primarily based on significant unobservable inputs (level 3) developed using company-specific information. Certain fair value estimates were determined based on an independent valuation of the net assets acquired, including identifiable intangible assets, relating to dealer relationships, of $8.9 million, and software of $4.3 million. The fair value for dealer relationships and software were estimated using common industry valuation methods for similar asset types, based primarily on cost inputs and projected cash flows. The dealer relationships and software assets were both assigned remaining lives of 10 years.
In addition, we recorded goodwill of $13.4 million, which consists of the excess of the net purchase price over the fair value of the net assets acquired. The goodwill is not deductible for tax purposes.
A change in these valuations may also impact the income tax related accounts and goodwill. Merchants Preferred results of operations are reflected in our unaudited condensed consolidated statements of operations from the date of acquisition.
In connection with this acquisition, we recorded approximately $1.4 million in acquisition-related expenses during the twelve months ended December 31, 2019 including expenses related to legal, professional, and banking transaction fees. These costs were included in other (gains) and charges in our consolidated statement of operations.
The following table provides information concerning the other acquisitions, excluding Merchants Preferred, made during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
Number of stores acquired remaining open	—	1	—
Number of stores acquired that were merged with existing stores	4	6	8
Number of transactions	4	7	4
Total purchase price	$504	$2,048	$2,547
Amounts allocated to:
Goodwill	$66	$169	$1,217
Customer relationships	85	289	550
Rental merchandise	353	1,590	780

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for lease-to-own store acquisitions. Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 54 months for intangible assets added during the year ended December 31, 2019. Additions to goodwill due to acquisitions in 2019 were tax deductible.
Note H — Accrued Liabilities

	December 31,
(In thousands)	2019	2018
Accrued insurance costs	$104,557	$109,505
Accrued compensation	38,547	55,789
Deferred revenue	52,589	53,348
Taxes other than income	28,397	27,711
Income taxes payable	—	26,797
Accrued legal settlement	440	11,000
Deferred compensation	9,711	8,687
Accrued interest payable	1,391	5,643
Deferred rent	—	3,503
Accrued dividends	15,912	—
Accrued other	24,233	35,476
Total Accrued liabilities	$275,777	$337,459

Note I — Income Taxes
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
For financial statement purposes, income (loss) before income taxes by source was comprised of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Domestic	$212,406	$11,290	$(109,615)
Foreign	11,377	2,551	(585)
Earnings (loss) before income taxes	$223,783	$13,841	$(110,200)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 to actual follows:

	Year Ended December 31,
	2019	2018	2017
Tax at statutory rate	21.0%	21.0%	35.0%
Tax Cuts and Jobs Act of 2017	—%	—%	70.3%
State income taxes	4.3%	17.6%	(1.8)%
Effect of foreign operations, net of foreign tax credits	0.3%	(1.2)%	3.5%
Effect of current and prior year credits	(2.7)%	(31.4)%	1.7%
Change in unrecognized tax benefits	—%	10.9%	—%
Other permanent differences	0.2%	14.9%	—%
Prior year return to provision adjustments	(2.7)%	7.3%	—%
Adjustments to deferred taxes	—%	—%	1.6%
Valuation allowance	1.2%	(0.5)%	(1.6)%
Other, net	0.8%	—%	(2.7)%
Effective income tax rate	22.4%	38.6%	106.0%

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current expense (benefit)
Federal	$(6,996)	$(2,573)	$(34,445)
State	528	816	1,216
Foreign	796	724	(1,417)
Total current	(5,672)	(1,033)	(34,646)
Deferred expense (benefit)
Federal	37,309	4,691	(89,820)
State	16,439	3,325	9,266
Foreign	2,161	(1,634)	(1,653)
Total deferred	55,909	6,382	(82,207)
Total income tax expense (benefit)	$50,237	$5,349	$(116,853)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2019	2018
Deferred tax assets
Net operating loss carryforwards	$34,928	$56,701
Accrued liabilities	45,671	50,558
Intangible assets	13,088	20,346
Lease obligations	71,104	—
Other assets including credits	10,915	23,070
Foreign tax credit carryforwards	7,815	6,601
Total deferred tax assets	183,521	157,276
Valuation allowance	(43,555)	(39,961)
Deferred tax assets, net	139,966	117,315
Deferred tax liabilities
Rental merchandise	(193,878)	(177,794)
Property assets	(24,513)	(32,571)
Lease assets	(69,035)	—
Other liabilities	(1,635)	(453)
Total deferred tax liabilities	(289,061)	(210,818)
Net deferred taxes	$(149,095)	$(93,503)

At December 31, 2019, we have net operating loss carryforwards of approximately $360.0 million for state and $53.0 million for foreign jurisdictions, partially offset by valuation allowance. We also had federal, state and foreign tax credit carryforwards of approximately $15.9 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years between 2020 and 2039.
We file income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by various taxing authorities. We are currently under examination by certain Federal and state revenue authorities for the fiscal years 2013 through 2017. The following is a summary of all tax years that are open to examination.

•	U.S. Federal - 2013 and forward

•	U.S. States - 2013 and forward

•	Foreign - 2013 and forward
We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our consolidated statement of operations, financial condition, and statement of cash flows or earnings per share.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In 2019, we increased the valuation allowance against net operating losses and credits in multiple state jurisdictions. The valuation allowance related to foreign deferred tax assets was decreased due to utilization of losses in the current year. However, management believes certain foreign losses and deferred tax assets will not be realized and has recorded a valuation allowance related to these assets.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning unrecognized tax benefit balance	$36,364	$37,319	$33,723
Reductions based on tax positions related to current year	(654)	(206)	(2,280)
Additions for tax positions of prior years	415	735	6,688
Reductions for tax positions of prior years	(11,917)	(488)	(368)
Settlements	—	(996)	(444)
Ending unrecognized tax benefit balance	$24,208	$36,364	$37,319

Included in the balance of unrecognized tax benefits at December 31, 2019, is $5.0 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the next twelve months, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $18.7 million either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.
As of December 31, 2019, we have accrued approximately $3.1 million for the payment of interest for uncertain tax positions and recorded interest expense of approximately $346 thousand for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above. These amounts are net of the reversal of interest expense due to settlement of certain tax positions.
The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations. This results in stranded tax effects in accumulated other comprehensive income at December 31, 2019. Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate. We did not exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.
Note J— Senior Debt
On August 5, 2019, we entered into a new Term Loan Credit Agreement (the “Term Loan Credit Agreement”) providing for a seven-year $200 million senior secured term loan facility and an Asset Based Loan Credit Agreement (the “ABL Credit Agreement”) providing a five-year asset-based revolving credit facility (the “ABL Credit Facility”) with commitments of $300 million, the proceeds of which were used for the redemption of all of our outstanding senior notes. The amounts outstanding under the Term Loan Credit Agreement and ABL Credit Facility were $199.5 million and $40.0 million at December 31, 2019, respectively.
Proceeds from the Term Loan Credit Agreement were net of original issue discount of $2.0 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Agreement and the ABL Credit Agreement, we incurred approximately $6.3 million in debt issuance costs. The original issue discount and debt issuance costs will be amortized over the remaining terms of the respective credit agreements. As of December 31, 2019, the total unamortized balance of debt issuance costs relating to our senior debt and original issue discount reported in the Condensed Consolidated Balance Sheet were $6.7 million and $1.9 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of December 31, 2019, we have issued letters of credit in the aggregate amount of $92 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2019 and 2018 are as follows:

		December 31, 2019			December 31, 2018
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Term Loan	August 5, 2026	$200,000	$199,500	$—	$—	$—	$—
ABL Credit Facility	August 5, 2024	300,000	40,000	168,200	200,000	—	95,900
Total		500,000	239,500	168,200	200,000	—	95,900
Other indebtedness:
Line of credit		—	—	—	12,500	—	12,500
Total		$500,000	239,500	$168,200	$212,500	—	$108,400
Unamortized debt issuance costs			(8,587)			—	(1)
Total senior debt, net			$230,913			$—

(1) At December 31, 2018 there was $2.6 million in unamortized debt issuance costs included in other assets on the consolidated balance sheet.
Term Loan Credit Agreement
The Term Loan Credit Agreement, which matures on August 5, 2026, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%. The margin on the Term Loan Credit Agreement was 6.25% at December 31, 2019.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. The margin on the ABL Credit Facility was 3.25% at December 31, 2019. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement. The commitment fee at December 31, 2019 was 0.375%. We paid $0.5 million of commitment fees during the fourth quarter of 2019.
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
The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2019 for each of the years ending December 31:

(in thousands)	Term Loan	ABL Credit Facility	Total
2020	$2,000	$—	$2,000
2021	2,000	—	2,000
2022	2,000	—	2,000
2023	2,000	—	2,000
2024	2,000	40,000	42,000
Thereafter	189,500	—	189,500
Total senior debt	$199,500	$40,000	$239,500

Note K — Senior Notes
On November 2, 2010, we issued $300 million in senior unsecured notes due November 2020, bearing interest at 6.625%, and on May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%. The 6.625% and 4.75% senior notes were redeemed effective August 5, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As of December 31, 2018, we had $540.0 million in senior notes outstanding, net of unamortized issuance costs.
In connection with redeeming the senior unsecured notes, we recorded a write-down of previously unamortized debt issuance costs of approximately $2.0 million in the third quarter of 2019.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L — Contingencies
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
Blair v. Rent-A-Center, Inc. This matter was a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleged various claims, including that our cash sales and total rent to own prices exceeded the pricing permitted under California's Karnette Rental-Purchase Act. Following a court-ordered mediation on March 28, 2019, we reached an agreement in principle to settle this matter for a total of $13 million, including attorneys’ fees. The settlement was approved by the court in October 2019. We have denied any liability in the settlement and agreed to the settlement in order to avoid additional expensive, time-consuming litigation. We recorded the pre-tax charge for this settlement in the first quarter of 2019, and the settlement amount was paid in November 2019.
Velma Russell v. Acceptance Now. This purported class action arising out of calls made by Acceptance Now to customers’ reference (s) was filed on January 29, 2019 in Massachusetts state court. Specifically, plaintiffs sought to certify a class representing any references of customers (within the state of Massachusetts) during the 4 years prior to the filing date that were contacted by Acceptance Now more frequently during a 12 month period than is permitted by Massachusetts state law. The plaintiffs were seeking injunctive relief and statutory damages of $25 per reference which may be tripled to $75 per reference. References are not parties to our consumer arbitration agreement. We operate 12 Acceptance Now locations in Massachusetts. Mediation took place in September 2019. We reached an agreement in principle in December 2019 to settle this matter. The settlement amount is immaterial and was recorded in the fourth quarter of 2019.
Federal Trade Commission civil investigative demand. As previously disclosed, in April 2019 Rent-A-Center, Inc. (the “Company”) received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) seeking information regarding certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. On February 21, 2020, the FTC notified the Company that it had accepted for public comment an Agreement Containing Consent Order ("Agreement"). We expect the Agreement to be finally approved by the FTC following the 30-day public comment period which commenced on February 26, 2020. This Agreement is for settlement purposes only. While not admitting any wrongdoing, the Company chose to settle the CID after many months of legal expenses and cooperating with the FTC investigation, and no fines or penalties were assessed against the Company. The settlement permits us to continue purchasing and selling customer lease agreements so long as such agreements are not contractually interdependent or contingent on a reciprocal transaction, and does not require any material changes to the Company's current business practices.

Note M — Other (Gains) and Charges
Cost Savings Initiatives. During 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges during 2019 consisting of $4.9 million in lease impairment charges, $2.6 million in severance and other payroll-related costs, $2.3 million in other miscellaneous shutdown and holding costs, and $0.4 million in disposal of fixed assets. Costs incurred during 2018 related to these initiatives included pre-tax charges of $13.1 million in severance and other payroll-related costs, $6.8 million in contract termination fees, $2.3 million in other miscellaneous shutdown costs, $3.4 million in lease obligation costs, $1.9 million in legal and advisory fees, $1.9 million related to the write-down of capitalized software, and $1.0 million in disposal of fixed assets.
Store Consolidation Plan. During 2019, we closed 88 Rent-A-Center Business stores, resulting in pre-tax charges of $3.7 million in lease impairment charges, $2.3 million in other miscellaneous shutdown and holding costs, $0.9 million in disposal of fixed assets, and $0.4 million in severance and other payroll-related costs. During 2018, we closed 138 Rent-A-Center Business stores and 9 locations in Mexico, resulting in pre-tax charges of $11.2 million, consisting of $8.1 million in lease obligation costs, $1.6 million in disposal of fixed assets, $1.3 million in other miscellaneous shutdown costs, and $0.2 million in severance and other payroll-related cost.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Merchants Preferred Acquisition. On August 13, 2019, we completed the acquisition of substantially all of the assets of Merchants Preferred, a nationwide virtual lease-to-own provider. In connection with this acquisition, we recorded approximately $1.4 million in acquisition-related expenses during 2019 including expenses related to legal, professional, and banking transaction fees.
Sale/Partial Leaseback of Corporate Headquarters. On December 27, 2019, we completed the sale of our corporate headquarters for proceeds of $43.2 million, and entered into a lease agreement for a reduced portion, approximately 60%, of the total square footage of the building. In connection with the sale, we recorded a total gain of approximately $21.8 million in the fourth quarter of 2019.
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
Preferred Lease (previously Acceptance Now) Store Closures. During the first six months of 2017, we closed 319 Preferred Lease staffed locations and 9 Preferred Lease virtual locations, related to the hhgregg bankruptcy and liquidation plan and the Conn's referral contract termination. These closures resulted in pre-tax charges of $19.2 million for the year ended December 31, 2017, consisting primarily of rental merchandise losses, disposal of fixed assets, and other miscellaneous labor and shutdown costs. In addition, we recorded a pre-tax impairment charge of $3.9 million to our intangible assets for our discontinued vendor relationship.
Corporate Cost Rationalization. During the first nine months of 2017, we executed a head count reduction that impacted approximately 10% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $3.4 million for the year ended December 31, 2017.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity with respect to other charges for the years ended December 31, 2018 and 2019 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2017	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2018	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2019
Cash charges:
Labor reduction costs	$1,674	$13,321	$(7,372)	$7,623	$3,039	$(9,924)	$738
Lease obligation costs(1)	2,105	11,952	(9,175)	4,882	—	(4,882)	—
Contract termination costs	—	6,750	(6,750)	—	—	—	—
Other miscellaneous	—	2,696	(2,696)	—	4,615	(4,615)	—
Total cash charges	$3,779	34,719	$(25,993)	$12,505	7,654	$(19,421)	$738
Non-cash charges:
Rental merchandise losses		620			—
Asset impairments(2)		6,825			9,938
Other(3)		17,160			(78,320)
Total other charges (gains)		$59,324			$(60,728)

(1) Upon adoption of ASU 2016-02, previously accrued lease obligation costs related to discontinued operations were eliminated and are now reflected as an adjustment to our operating lease right-of-use assets in our condensed consolidated balance sheet.
(2) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores and our product service centers for the year ended December 31, 2019. Asset impairments for the year ended December 31, 2018, primarily includes capitalized software write-downs and impairment of property assets related to the closure of Rent-A-Center Business stores.
(3) Other primarily includes $92.5 million in Vintage Settlement proceeds, $21.8 million gain on the sale of our corporate headquarters, and $1.1 million in insurance proceeds related to the 2017 hurricanes, offset by $21.4 million in incremental legal and professional fees related to the termination of the Merger Agreement and the Merchants Preferred acquisition, $13.0 million for the Blair class action settlement (refer to Note L for additional details), $2.4 million in state tax audit assessments, and $0.3 million in other litigation settlements for the year ended December 31, 2019. Other for the year ended December 31, 2018, primarily includes $18.4 million in incremental legal and advisory fees associated with our strategic review and merger related activities, partially offset by a $1.1 million favorable contract termination settlement.
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
On March 9, 2016, upon the recommendation of the Compensation Committee, the Board adopted, subject to stockholder approval, the 2016 Plan and directed that it be submitted for the approval of the stockholders. On June 2, 2016, the stockholders approved the 2016 Plan. The 2016 Plan authorizes the issuance of a total of 6,500,000 shares of common stock. Any shares of common stock granted in connection with an award of stock options or stock appreciation rights will be counted against this limit as one share and any shares of common stock granted in connection with awards of restricted stock, restricted stock units, deferred stock or similar forms of stock awards other than stock options and stock appreciation rights will be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such awards. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2016 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock; and (3) no employee will be granted performance-based cash awards for more than $5,000,000. At December 31, 2019 and 2018, there were 2,556,180 and 2,625,206 shares, respectively, allocated to equity awards outstanding in the 2016 Plan.
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2019 and 2018, there were 450,531 and 1,022,482 shares, respectively, allocated to equity awards outstanding in the 2006 Plan. The 2006 Plan expired in accordance with its terms on March 24, 2016, and all shares remaining available for grant under the 2006 Plan were canceled.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 398,551 and 677,074 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2019 and 2018, respectively. The Equity Incentive Plan expired in accordance with its terms on January 13, 2016, and all shares remaining available for grant under the Equity Incentive Plan were canceled.
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
Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stock options	$1,273	$1,388	$2,023
Restricted share units	5,685	4,573	1,873
Total stock-based compensation expense	6,958	5,961	3,896
Tax benefit recognized in the statements of earnings	1,562	1,739	1,442
Stock-based compensation expense, net of tax	$5,396	$4,222	$2,454

We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $3.5 million with a weighted average number of years to vesting of 2.93 at December 31, 2019.
Information with respect to stock option activity related to the Plans for the year ended December 31, 2019 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2019	2,468,900	$19.37
Granted	381,198	22.53
Exercised	(551,008)	12.36
Forfeited	(224,396)	10.54
Expired	(239,832)	30.96
Balance outstanding at December 31, 2019	1,834,862	$21.70	6.12	$4,464

Exercisable at December 31, 2019	973,036	$27.60	4.15	$4,469

The intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $5,137.0 thousand, $418.9 thousand, and $53.3 thousand, respectively, resulting in tax benefits of $1,798.0 thousand, $146.6 thousand, and $18.7 thousand, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$8.92	$3.80	$2.92
Weighted average risk free interest rate	2.07%	2.51%	1.78%
Weighted average expected dividend yield	1.28%	—%	3.03%
Weighted average expected volatility	50.93%	49.58%	45.44%
Weighted average expected life (in years)	4.63	4.63	4.50

Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2019	1,855,862	$8.82
Granted	512,567	28.24
Vested	(351,469)	10.58
Forfeited	(446,560)	10.19
Balance outstanding at December 31, 2019	1,570,400	$14.38

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2019, was approximately $11.4 million expected to be recognized over a weighted average period of 1.97 years.
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
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017, we made matching cash contributions of approximately $150 thousand, $50 thousand and $100 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2019, 2018 and 2017. The deferred compensation plan assets and liabilities were approximately $9.7 million and $8.7 million as of December 31, 2019 and 2018, respectively.
Note P — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2019, 2018 and 2017, we made matching cash contributions of $6.6 million, $6.3 million and $7.0 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2019 and 2018, 8.2% and 6.2%, respectively, of the total plan assets consisted of our common stock.

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
At December 31, 2019, our financial instruments include cash and cash equivalents, receivables, payables, and outstanding borrowings against our ABL Credit Facility and Term Loan Facility. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2019 and December 31, 2018, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, the carrying value of outstanding borrowings approximates their fair value.
Note R — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 37,053,383 shares of Rent-A-Center common stock for an aggregate purchase price of $996.1 million as of December 31, 2019. 58,730 shares were repurchased during 2019 and no shares were repurchased during 2018.
Note S — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from certain basic product categories: furniture, consumer electronics, appliances, computers, and accessories. Smartphones are also offered in our company owned stores and franchise locations. In addition, in the Rent-A-Center business segment, we have recently expanded into other product categories including, tools, tires, jewelry and other accessories.
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are now reported as the Preferred Lease segment (formerly Acceptance Now), which includes our virtual, staffed and hybrid business models; and our Rent-A-Center Business segment (formerly the Core U.S.) segment, which operates our company-owned stores and e-commerce platform through rentacenter.com. In addition we report operating results for our Mexico and Franchising segments. Reportable segments and their respective operations are defined as follows.
Our Rent-A-Center Business segment primarily operates lease-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 44 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets and other intangible assets.
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of the recently acquired Merchants Preferred, generally offers the lease-to-own transactions to consumers who do not qualify for financing from the traditional retailer. Our Preferred Lease operating model is highly agile and dynamic because we can open and close locations quickly and efficiently. Generally, our Preferred Lease staffed locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by retail partners on their store computers. Accordingly, capital expenditures with respect to new Preferred Lease locations are minimal. The transaction offered at our Preferred Lease locations (excluding virtual) is generally similar to that of the Rent-A-Center Business segment; however, we pay the retail price for merchandise purchased from our retail partners and subsequently leased to the customer. In addition, the majority of the customers in this segment enter into monthly rather than weekly agreements. Under the virtual business model, revenues are earned prior to the renal payment due date. Therefore, revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets.
Our Mexico segment currently consists of our company-owned lease-to-own stores in Mexico. The nature of this segment's operations and assets are the same as our Rent-A-Center Business segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stores in our Franchising segment use Rent-A-Center’s, ColorTyme’s or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a lease-to-own program. As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees' monthly gross revenue and initial fees for new locations. Segment assets include cash, trade receivables, property assets and intangible assets.
Segment information as of and for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues
Rent-A-Center Business	$1,800,486	$1,855,712	$1,835,422
Preferred Lease	749,260	722,562	797,987
Mexico	53,960	49,613	47,005
Franchising	66,146	32,578	22,126
Total revenues	$2,669,852	$2,660,465	$2,702,540

	Year Ended December 31,
(In thousands)	2019	2018	2017
Gross profit
Rent-A-Center Business	$1,255,153	$1,299,809	$1,276,212
Preferred Lease	333,798	339,616	400,002
Mexico	37,488	34,364	32,592
Franchising	17,632	14,379	9,736
Total gross profit	$1,644,071	$1,688,168	$1,718,542

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating profit (loss)
Rent-A-Center Business	$235,964	$147,787	$86,196
Preferred Lease	83,066	93,951	48,618
Mexico	5,357	2,605	(260)
Franchising	7,205	4,385	5,081
Total segments	331,592	248,728	139,635
Corporate	(77,733)	(192,591)	(202,694)
Total operating profit (loss)	$253,859	$56,137	$(63,059)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Depreciation and amortization
Rent-A-Center Business	$20,822	$25,566	$31,070
Preferred Lease	1,533	1,677	2,498
Mexico	401	1,006	1,973
Franchising	45	172	177
Total segments	22,801	28,421	35,718
Corporate	38,303	40,525	38,921
Total depreciation and amortization	$61,104	$68,946	$74,639

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Capital expenditures
Rent-A-Center Business	$10,255	$17,173	$26,506
Preferred Lease	141	203	2,723
Mexico	172	295	124
Total segments	10,568	17,671	29,353
Corporate	10,589	10,291	36,107
Total capital expenditures	$21,157	$27,962	$65,460

	December 31,
(In thousands)	2019	2018	2017
On rent rental merchandise, net
Rent-A-Center Business	$411,482	$424,829	$408,993
Preferred Lease	268,845	242,978	278,443
Mexico	16,943	16,001	14,367
Total on rent rental merchandise, net	$697,270	$683,808	$701,803

	December 31,
(In thousands)	2019	2018	2017
Held for rent rental merchandise, net
Rent-A-Center Business	$131,086	$117,294	$156,039
Preferred Lease	1,254	1,207	4,940
Mexico	6,078	5,161	6,209
Total held for rent rental merchandise, net	$138,418	$123,662	$167,188

	December 31,
(In thousands)	2019	2018	2017
Assets by segment
Rent-A-Center Business	$953,151	$714,914	$776,296
Preferred Lease	357,859	312,151	350,970
Mexico	33,707	29,321	33,529
Franchising	11,095	4,287	3,802
Total segments	1,355,812	1,060,673	1,164,597
Corporate	226,986	336,244	256,184
Total assets	$1,582,798	$1,396,917	$1,420,781

	December 31,
(In thousands)	2019	2018	2017
Assets by country
United States	$1,547,895	$1,366,405	$1,383,004
Mexico	33,707	29,321	33,529
Canada	1,196	1,191	4,248
Total assets	$1,582,798	$1,396,917	$1,420,781

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Rentals and fees by inventory category
Furniture and accessories	$982,644	$962,241	$921,159
Consumer electronics	358,619	410,184	459,942
Appliances	346,668	344,548	351,893
Computers	103,171	120,756	124,158
Smartphones	62,948	62,592	57,927
Other products and services	370,352	344,539	352,662
Total rentals and fees	$2,224,402	$2,244,860	$2,267,741

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenue by country
United States	$2,615,892	$2,610,432	$2,654,819
Mexico	53,960	49,612	47,005
Canada	—	421	716
Total revenues	$2,669,852	$2,660,465	$2,702,540

Note T — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Numerator:
Net earnings	$173,546	$8,492	$6,653
Denominator:
Weighted-average shares outstanding	54,325	53,471	53,282
Effect of dilutive stock awards	1,630	1,071	562
Weighted-average dilutive shares	55,955	54,542	53,844

Basic earnings per share	$3.19	$0.16	$0.12
Diluted earnings per share	$3.10	$0.16	$0.12
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	—	—	—
Anti-dilutive performance share units	290	200	329
Anti-dilutive stock options	1,109	1,498	2,554

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note U — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2019, and 2018 is as follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019
Revenues	$696,694	$655,925	$649,371	$667,862
Gross profit	424,866	408,071	399,996	411,138
Operating profit	17,349	129,829	38,847	67,834
Net earnings	7,323	94,455	31,277	40,491
Basic earnings per common share	$0.14	$1.74	$0.57	$0.74
Diluted earnings per common share	$0.13	$1.70	$0.56	$0.72

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Revenues	$698,043	$655,730	$644,942	$661,750
Gross profit	436,978	423,886	407,740	419,564
Operating (loss) profit	(10,270)	27,151	25,632	13,624
Net (loss) earnings	(19,843)	13,753	12,918	1,664
Basic (loss) earnings per common share	$(0.37)	$0.26	$0.24	$0.03
Diluted (loss) earnings per common share	$(0.37)	$0.25	$0.24	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the year ended December 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

4.4*	Description of the Rent-A-Center, Inc.'s Common Stock

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

10.22†
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed January 28, 2011.)

10.23
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.24†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.25†
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

10.27†
Separation Agreement and Release of Claims, dated as of January 9, 2017, between Robert D. Davis and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.28
Cooperation Agreement, dated February 5, 2018, by and among Rent-A-Center, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest V, LP, Engaged Capital Co-Invest V-A, LP, Engaged Capital Holdings, LLC and Glenn W. Welling (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 5, 2018.)

10.29†
CEO Employment Agreement, dated December 30, 2017, between Mitchell E. Fadel and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 3, 2018.)

10.30
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

10.31
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.32
Term Loan Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.42 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.33
ABL Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.43 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.34
Term Loan Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.44 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.35
ABL Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.45 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.36	Consent Agreement dated February 21, 2020 (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on February 21, 2020.)

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014).

21.1*	Subsidiaries of Rent-A-Center, Inc.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of KPMG LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/s/ MITCHELL E. FADEL
Mitchell E. Fadel
Chief Executive Officer
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Mitchell E. Fadel

/s/ MAUREEN B. SHORT	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Maureen B. Short

/s/ JEFFREY J. BROWN	Director	February 28, 2020
Jeffrey J. Brown

/s/ MICHAEL J. GADE	Director	February 28, 2020
Michael J. Gade

/s/ CHRISTOPHER B. HETRICK	Director	February 28, 2020
Christopher B. Hetrick

/s/ HAROLD LEWIS	Director	February 28, 2020
Harold Lewis

/s/ GLENN P. MARINO	Director	February 28, 2020
Glenn P. Marino

/s/ CAROL A. MCFATE	Director	February 28, 2020
Carol A. McFate