Form 10-Q
period 2020-03-31
RENT A CENTER INC DE
filed 2020-05-11
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	RCII	The Nasdaq Stock Market
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2020:

Class	Outstanding
Common stock, $.01 par value per share	53,780,909

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$568,000	$563,354
Merchandise sales	101,380	104,470
Installment sales	14,747	15,436
Other	722	664
Total store revenues	684,849	683,924
Franchise
Merchandise sales	12,437	8,456
Royalty income and fees	4,653	4,314
Total revenues	701,939	696,694
Cost of revenues
Store
Cost of rentals and fees	165,455	155,372
Cost of merchandise sold	98,757	103,391
Cost of installment sales	5,025	4,924
Total cost of store revenues	269,237	263,687
Franchise cost of merchandise sold	12,524	8,141
Total cost of revenues	281,761	271,828
Gross profit	420,178	424,866
Operating expenses
Store expenses
Labor	153,794	161,656
Other store expenses	161,718	163,794
General and administrative expenses	39,175	32,924
Depreciation and amortization	14,913	15,773
Other charges	1,703	33,370
Total operating expenses	371,303	407,517
Operating profit	48,875	17,349
Interest expense	4,447	9,389
Interest income	(144)	(874)
Earnings before income taxes	44,572	8,834
Income tax (benefit) expense	(4,720)	1,511
Net earnings	$49,292	$7,323
Basic earnings per common share	$0.90	$0.14
Diluted earnings per common share	$0.88	$0.13
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands)
Net earnings	$49,292	$7,323
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(1,038) and $138 for the three months ended 2020 and 2019, respectively	(3,906)	521
Total other comprehensive (loss) income	(3,906)	521
Comprehensive income	$45,386	$7,844
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$182,919	$70,494
Receivables, net of allowance for doubtful accounts of $7,066 and $5,601 in 2020 and 2019, respectively	73,103	84,123
Prepaid expenses and other assets	40,108	46,043
Rental merchandise, net
On rent	660,604	697,270
Held for rent	120,930	138,418
Merchandise held for installment sale	5,192	4,878
Property assets, net of accumulated depreciation of $526,307 and $522,826 in 2020 and 2019, respectively	160,082	166,138
Operating lease right-of-use assets	270,573	281,566
Deferred tax asset	14,889	14,889
Goodwill	70,217	70,217
Other intangible assets, net	8,442	8,762
Total assets	$1,607,059	$1,582,798
LIABILITIES
Accounts payable – trade	$106,855	$168,120
Accrued liabilities	229,177	275,777
Operating lease liabilities	277,752	285,041
Deferred tax liability	163,431	163,984
Senior debt, net	353,821	230,913
Total liabilities	1,131,036	1,123,835
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 111,669,318 and 111,166,229 shares issued in 2020 and 2019, respectively	1,101	1,110
Additional paid-in capital	868,580	869,617
Retained earnings	996,398	947,875
Treasury stock at cost, 57,889,659 and 56,428,482 shares in 2020 and 2019, respectively	(1,375,480)	(1,348,969)
Accumulated other comprehensive loss	(14,576)	(10,670)
Total stockholders' equity	476,023	458,963
Total liabilities and stockholders' equity	$1,607,059	$1,582,798
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
Adoption of ASU 2016-13	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	49,292	—	—	49,292
Other comprehensive loss	—	—	—	—	—	(3,906)	(3,906)
Purchase of treasury stock	—	(14)	—	—	(26,511)	—	(26,525)
Exercise of stock options	69	1	1,194	—	—	—	1,195
Vesting of restricted share units	434	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,270)	—	—	—	(5,270)
Stock-based compensation	—	—	3,043	—	—	—	3,043
Balance at March 31, 2020	111,669	$1,101	$868,580	$996,398	$(1,375,480)	$(14,576)	$476,023

RENT-A-CENTER, INC. AND SUBSIDIARIES

See accompanying notes to consolidated financial statements.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Net earnings	—	—	—	7,323	—	—	7,323
Other comprehensive income	—	—	—	—	—	521	521
Exercise of stock options	284	3	2,889	—	—	—	2,892
Vesting of restricted share units	218	2	(2)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	709	—	—	—	709
Balance at March 31, 2019	110,412	1,104	840,298	811,271	(1,347,677)	(10,744)	294,252
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands)
Cash flows from operating activities
Net earnings	$49,292	$7,323
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	160,445	155,111
Bad debt expense	3,749	2,942
Stock-based compensation expense	3,043	709
Depreciation of property assets	14,597	15,693
Loss on sale or disposal of property assets	558	1,341
Amortization of intangibles	319	79
Amortization of financing fees	408	973
Deferred income taxes	(121)	(1,913)
Changes in operating assets and liabilities
Rental merchandise	(106,739)	(123,966)
Receivables	7,270	2,942
Prepaid expenses and other assets	5,935	11,588
Operating lease right-of-use assets and lease liabilities	3,704	1,508
Accounts payable – trade	(61,265)	5,066
Accrued liabilities	(33,795)	(3,621)
Net cash provided by operating activities	47,400	75,775
Cash flows from investing activities
Purchase of property assets	(9,151)	(2,508)
Proceeds from sale of property assets	187	8,475
Net cash (used in) provided by investing activities	(8,964)	5,967
Cash flows from financing activities
Share repurchases	(26,511)	—
Exercise of stock options	1,194	2,892
Shares withheld for payment of employee tax withholdings	(5,268)	(2,330)
Debt issuance costs	—	(157)
Proceeds from debt	198,000	5,400
Repayments of debt	(75,500)	(5,400)
Dividends paid	(15,912)	—
Net cash provided by financing activities	76,003	405
Effect of exchange rate changes on cash	(2,014)	206
Net increase in cash and cash equivalents	112,425	82,353
Cash and cash equivalents at beginning of period	70,494	155,391
Cash and cash equivalents at end of period	$182,919	$237,744
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
COVID-19
During the first quarter of 2020, the respiratory disease caused by a novel coronavirus (“COVID-19”) began to spread worldwide causing the World Health Organization to declare the outbreak a pandemic, and resulting in significant disruptions to the U.S. and world economies. In response to the issuance of U.S. federal guidelines to contain the spread of the COVID-19 virus, state and local jurisdictions have implemented various containment measures, including shelter-in-place orders and the temporary closure of non-essential businesses. The effects of these containment measures negatively impacted our operations resulting in the temporary or partial closure of locations in our Preferred Lease and Rent-A-Center Business segments. In response to these restrictions and negative impacts to our operations, we have undertaken certain measures to reduce operating expenses and cash flow uses, as well as enhance our financial flexibility, to help mitigate the impacts of COVID-19. However, we are unable to accurately predict the full impact that COVID-19 will have on our operations.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties due to COVID-19 may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
Principles of Consolidation and Nature of Operations
These financial statements included herein include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Preferred Lease, Mexico and Franchising.
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.”
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of Merchants Preferred (as defined in Note 2 below) acquired in August 2019, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations, including staffed options, un-manned or virtual options, or a combination of the two (the hybrid model). The hybrid model can be staffed by a Preferred Lease employee (staffed locations) or employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers' locations using our virtual solutions (virtual locations).
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis.
Rent-A-Center Franchising International, Inc., an indirect, wholly owned subsidiary of Rent-A-Center, is a franchisor of lease-to-own stores. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Newly Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires immediate recognition of estimated current expected credit losses, rather than recognition when incurred. We adopted ASU 2016-13 and all related amendments, including ASU 2020-02 and ASU 2020-03, beginning January 1, 2020, using a modified retrospective approach. Under such approach, we recognized a cumulative-effect of the guidance as an adjustment to the opening balance of retained earnings for the quarter ended March 31, 2020. The application of this new methodology is limited to our installment notes receivables and trade receivables with our franchisees, primarily related to merchandise sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for periods ending prior to January 1, 2020.
The cumulative effect as of January 1, 2020 resulting from the adoption of ASU 2016-13 and related amendments was a net decrease to opening retained earnings in our Condensed Consolidated Balance Sheet of $0.8 million.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. We adopted ASU 2017-04 beginning January 1, 2020, using a prospective approach. There was no impact to our financial statements for the three months ended March 31, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. We adopted ASU 2018-13 beginning January 1, 2020, using a prospective approach. There was no impact to our financial statements for the three months ended March 31, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing agreement under the internal-use software guidance in ASC 350-40. We adopted ASU 2018-15 beginning January 1, 2020, using a prospective approach. Impacts to our financial statements resulting from the adoption of this ASU were immaterial to our financial statements for the three months ended March 31, 2020.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value measurements were primarily based on significant unobservable inputs (level 3) developed using company-specific information. Certain fair value estimates were determined based on an independent valuation of the net assets acquired, including identifiable intangible assets, relating to dealer relationships of $8.9 million, and software of $4.3 million. The fair value for dealer relationships and software were estimated using common industry valuation methods for similar asset types, based primarily on cost inputs and projected cash flows. The dealer relationships and software assets were both assigned remaining lives of 10 years.
In addition, we recorded goodwill of $13.4 million, which consists of the excess of the net purchase price over the fair value of the net assets acquired. The goodwill is not deductible for tax purposes.

Note 3 - Revenues
The following table disaggregates our revenue for the periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$393,165	$161,998	$12,837	$—	$568,000
Merchandise sales	46,687	53,988	705	—	101,380
Installment sales	14,747	—	—	—	14,747
Other	366	141	4	211	722
Total store revenues	454,965	216,127	13,546	211	684,849
Franchise
Merchandise sales	—	—	—	12,437	12,437
Royalty income and fees	—	—	—	4,653	4,653
Total revenues	$454,965	$216,127	$13,546	$17,301	$701,939

	Three Months Ended March 31, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$407,580	$143,193	$12,581	$—	$563,354
Merchandise sales	50,558	53,156	756	—	104,470
Installment sales	15,436	—	—	—	15,436
Other	483	173	8	—	664
Total store revenues	474,057	196,522	13,345	—	683,924
Franchise
Merchandise sales	—	—	—	8,456	8,456
Royalty income and fees	—	—	—	4,314	4,314
Total revenues	$474,057	$196,522	$13,345	$12,770	$696,694
Rental-Purchase Agreements
Rent-A-Center Business, Preferred Lease, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to rental purchase agreements, which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term, customers may renew the rental agreement for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
rental agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases.
Rental payments received at our Rent-A-Center Business, Preferred Lease (excluding virtual) and Mexico locations must be prepaid in advance of the next rental term. Rental revenue is then recognized over the rental term. Under the virtual business model, revenues are earned prior to the rental payment due date. Therefore, virtual business revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. See Note 4 for additional information regarding accrued rental revenue and the related allowances for returns and uncollectible payments.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At March 31, 2020 and December 31, 2019, we had $37.3 million and $39.9 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term.
We also offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product service and replacement benefits in the event merchandise is damaged or lost, and payment insurance in the event eligible customers become unemployed. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At each of March 31, 2020 and December 31, 2019, we had $2.9 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consists of other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2020 and December 31, 2019, we had $4.4 million and $4.5 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the three months ended March 31, 2020 was $2.8 million.
Trade and notes receivables consist primarily of amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Installment sales receivables	$54,545	$56,370
Trade and notes receivables	25,624	33,354
Total receivables	80,169	89,724
Less allowance for doubtful accounts	(7,066)	(5,601)
Total receivables, net of allowance for doubtful accounts	$73,103	$84,123
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb any expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.
The allowance for our Franchising trade and note receivables is determined by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Trade receivables that are more than 90 days past due are either written-off or fully reserved in our allowance for doubtful accounts. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
The allowance for doubtful accounts related to trade and notes receivable was $1.6 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts related to installment sales receivable was $5.5 million and $4.1 million at March 31, 2020 and December 31, 2019, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	March 31, 2020
Beginning allowance for doubtful accounts	$5,601
Bad debt expense (1)	3,749
Accounts written off	(2,441)
Recoveries	157
Ending allowance for doubtful accounts	$7,066
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2026. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. We include month-to-month leases in operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet. In

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
certain store sales, we enter into lease assignment agreements with the buyer, but remain as the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet.
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
For all of the leases described above, we have elected not to separate the lease and non-lease components and account for these as a single component. We have also elected to use the practical expedients that remove the requirement to reassess whether expired or existing contracts contain leases and the requirement to reassess the lease classification for any existing leases prior to our adoption of ASU 2016-02.
Operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.
Total operating lease costs by expense type:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Operating lease cost included in other store expenses(1)	$37,439	$36,553
Operating lease cost included in other charges	769	2,141
Sublease receipts	(2,317)	(1,676)
Total operating lease charges	$35,891	$37,018
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$29,881	$30,077
Cash paid for short-term operating leases not included in operating lease liabilities	6,736	6,941
Right-of-use assets obtained in exchange for new operating lease liabilities	20,619	3,927

Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	March 31, 2020	December 31, 2019
Weighted-average discount rate(1)	7.5%	7.7%
Weighted-average remaining lease term (in years)	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at March 31, 2020:

(In thousands)	Operating Leases
2020	$87,829
2021	91,163
2022	62,095
2023	35,677
2024	19,927
Thereafter	23,539
Total undiscounted operating lease liabilities	320,230
Less: Interest	(42,478)
Total present value of operating lease liabilities	$277,752

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, subsequent to March 31, 2020, we began renegotiating certain store lease agreements to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. As of May 11, 2020, we have renegotiated approximately 440 lease agreements, receiving near term rent abatements of approximately $2.3 million and rent deferrals of approximately $1.8 million. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We intend to elect this practical expedient in our accounting for any lease concessions provided for our store lease agreements.
Note 6 - Income Taxes
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), which includes modifications to the limitation on business interest expense deductions and net operating loss provisions. The effective tax rate was (10.6)% for the three months ended March 31, 2020, compared to 17.1% in 2019, primarily as a result of the tax benefit of net operating loss carrybacks at a 35% tax rate that became available as a result of the CARES Act.
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
The amount outstanding under the Term Loan Credit Agreement was $199.0 million at March 31, 2020. The amounts outstanding and available under our ABL Credit Agreement at March 31, 2020 were $163.0 million and $48.2 million, respectively.
Proceeds from the Term Loan Credit Agreement were net of original issue discount of $2.0 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Agreement and the ABL Credit Agreement, we incurred approximately $6.3 million in debt issuance costs. The original issue discount and debt issuance costs will be amortized over the remaining terms of the respective credit agreements. As of March 31, 2020, the total unamortized balance of debt issuance costs relating to our senior debt and original issue discount reported in the Condensed Consolidated Balance Sheet were $6.4 million and $1.8 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of March 31, 2020, we have issued letters of credit in the aggregate outstanding amount of $88.8 million.
In March 2020, as a precautionary measure in response to negative impacts to our operations stemming from the COVID-19 pandemic, we drew down approximately $118.0 million against our ABL Credit Facility to enhance our financial flexibility and increase our available cash on hand. The proceeds are available to be used for working capital, general corporate and other purposes, as needed.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Term Loan Credit Agreement
The Term Loan Credit Agreement, which matures on August 5, 2026, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%. The margin on the Term Loan Credit Agreement was 5.44% at March 31, 2020.
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
The Term Loan Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and its restricted subsidiaries to:
•create certain liens and enter into certain sale and lease-back transactions, excluding the sale and lease-back of the Company headquarters;
•create, assume, incur or guarantee certain indebtedness;
•consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s and its restricted subsidiaries’ assets, to another person
•pay dividends or make other distributions on, or repurchase or redeem, the Company’s capital stock or certain other debt; and
•make other restricted payments.
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
Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. The margin on the ABL Credit Facility was 2.50% at March 31, 2020. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement. The commitment fee at March 31, 2020 was 0.375%. We paid $0.6 million of commitment fees during the first quarter of 2020.
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
The ABL Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and are substantially the same as covenants in the Term Loan Credit Agreement. The ABL Credit Facility also requires the maintenance of a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $33.75 million and 15% of the line cap then in effect. The Fixed Charge Coverage Ratio as of March 31, 2020 was 1.50 to 1.00.
The ABL Credit Agreement provides for customary events of default that are substantially the same as events of default in the Term Loan Credit Agreement.
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2020 for each of the years ending December 31:

(in thousands)	Term Loan	ABL Credit Facility	Total
2020	$1,500	$—	$1,500
2021	2,000	—	2,000
2022	2,000	—	2,000
2023	2,000	—	2,000
2024	2,000	163,000	165,000
Thereafter	189,500	—	189,500
Total senior debt	$199,000	$163,000	$362,000

Note 8 - Fair Value
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
At March 31, 2020, our financial instruments include cash and cash equivalents, receivables, payables, and outstanding borrowings against our ABL Credit Facility and Term Loan Facility. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2020 and December 31, 2019, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, the carrying value of outstanding borrowings approximates their fair value.
Note 9 - Other Charges
Store Consolidations. During the first three months of 2020, we closed 14 Rent-A-Center Business stores, resulting in pre-tax charges of $0.5 million in lease impairment charges, and $0.3 million in other miscellaneous shutdown and holding costs. During the first three months of 2019, we closed 28 Rent-A-Center Business stores, resulting in pre-tax charges of $0.5 million in lease impairment, $0.5 million in other miscellaneous shutdown and holding costs, and $0.3 million in disposal of fixed assets.
Cost Savings Initiatives. During 2018, we began the execution of multiple cost savings initiatives, including reductions in overhead and supply chain. In connection with these initiatives, we recorded pre-tax charges during the three months ended March 31, 2020 consisting of $0.3 million in lease impairment charges, and $0.2 million in other miscellaneous shutdown and holding costs. Costs incurred during the first three months of 2019 related to these initiatives included pre-tax charges of $4.4 million in lease impairment charges, $3.0 million in severance and other payroll-related costs, $1.1 million in other miscellaneous shutdown costs, and $0.2 million in disposal of fixed assets.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to other charges for the three months ended March 31, 2020 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2019	Charges & Adjustments	Payments & Adjustments	Accrued Charges at March 31, 2020
Cash charges:
Labor costs(1)	$738	$141	$(56)	$823
Lease obligation costs(2)	—	173	(173)	—
Other miscellaneous	—	673	(673)	—
Total cash charges	$738	987	$(902)	$823
Non-cash charges:
Asset impairments(3)		886
Other(4)		(170)
Total other charges		$1,703
(1) Includes payments made to furloughed employees in Puerto Rico in response to the COVID-19 pandemic.
(2) Includes lease expense related to closed stores and idled vehicles due to jurisdictional ordinances in response to the COVID-19 pandemic.
(3) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of RTO stores and previously closed product service centers, as well as a write-down of capitalized software in the first three months of 2020.
(4) Other primarily includes the receipt of insurance proceeds related to Hurricane Maria in 2017.
Note 10 - Segment Information
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
Segment information for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues
Rent-A-Center Business	$454,965	$474,057
Preferred Lease	216,127	196,522
Mexico	13,546	13,345
Franchising	17,301	12,770
Total revenues	$701,939	$696,694

	Three Months Ended March 31,
(in thousands)	2020	2019
Gross profit
Rent-A-Center Business	$317,558	$324,640
Preferred Lease	88,315	86,328
Mexico	9,528	9,269
Franchising	4,777	4,629
Total gross profit	$420,178	$424,866

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating profit
Rent-A-Center Business	$67,943	$53,311
Preferred Lease	18,222	21,513
Mexico	967	1,219
Franchising	2,519	1,778
Total segments	89,651	77,821
Corporate	(40,776)	(60,472)
Total operating profit	$48,875	$17,349

	Three Months Ended March 31,
(in thousands)	2020	2019
Depreciation and amortization
Rent-A-Center Business	$4,957	$5,472
Preferred Lease	527	348
Mexico	93	140
Franchising	3	30
Total segments	5,580	5,990
Corporate	9,333	9,783
Total depreciation and amortization	$14,913	$15,773

	Three Months Ended March 31,
(in thousands)	2020	2019
Capital expenditures
Rent-A-Center Business	$980	$558
Preferred Lease	84	47
Mexico	37	3
Total segments	1,101	608
Corporate	8,050	1,900
Total capital expenditures	$9,151	$2,508

(in thousands)	March 31, 2020	December 31, 2019
On rent rental merchandise, net
Rent-A-Center Business	$400,604	$411,482
Preferred Lease	246,672	268,845
Mexico	13,328	16,943
Total on rent rental merchandise, net	$660,604	$697,270

(in thousands)	March 31, 2020	December 31, 2019
Held for rent rental merchandise, net
Rent-A-Center Business	$115,698	$131,086
Preferred Lease	715	1,254
Mexico	4,517	6,078
Total held for rent rental merchandise, net	$120,930	$138,418

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2020	December 31, 2019
Assets by segment
Rent-A-Center Business	$898,795	$953,151
Preferred Lease	334,440	357,859
Mexico	28,086	33,707
Franchising	9,491	11,095
Total segments	1,270,812	1,355,812
Corporate	336,247	226,986
Total assets	$1,607,059	$1,582,798

Note 11 - Common Stock and Stock-Based Compensation
In March 2020, our Board of Directors implemented a stock repurchase program, which authorizes the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $75 million of Rent-A-Center common stock, superseding our prior authorization. During the three months ended March 31, 2020, the Company repurchased 1,461,177 shares of its common stock for an aggregate purchase price of $26.5 million, which includes shares with an aggregate purchase price of $16.5 million under the March 2020 authorization. No shares were repurchased during the three months ending March 31, 2019.
As noted in Note 7 above, in response to COVID-19, we have proactively taken measures to reduce certain cash flow uses, including temporarily suspending additional share repurchases.
We recognized $3.0 million and $0.7 million in compensation expense related to stock options and restricted stock units during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we granted approximately 303,000 stock options, 268,000 market-based performance restricted stock units and 181,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 45.62% to 51.62%, a risk-free interest rate of 1.14% to 1.72%, an expected dividend yield of 4.02% to 4.68%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2020 was $7.32 and the weighted-average grant-date fair value was $25.74. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2020 was $30.24 and $25.43, respectively.
Note 12 - Contingencies
From time to time, the Company, along with its subsidiaries, is party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings and inquiries, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our condensed consolidated financial statements if and when such losses are incurred.
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
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena to the Company seeking information with respect to the Company’s Acceptance Now business practices (now part of the Preferred Lease segment). The request for documents and information was sought in connection with a broader investigation of the rent-to-own industry in California. Since receiving such demand, the Company has cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with California law and are continuing to discuss resolution of the inquiry

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
with the CAG. At this point, while we cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on the Company.
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net earnings	$49,292	$7,323
Denominator:
Weighted-average shares outstanding	54,774	53,930
Effect of dilutive stock awards	1,378	1,566
Weighted-average dilutive shares	56,152	55,496

Basic earnings per common share	$0.90	$0.14
Diluted earnings per common share	$0.88	$0.13
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	148	—
Anti-dilutive performance share units	519	—
Anti-dilutive stock options	1,357	1,019

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects” and includes statements regarding the potential effects of the COVID-19 pandemic on the Company's business, operations, financial performance and prospects. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the impact of the COVID-19 pandemic and related federal, state, and local government restrictions, including adverse changes in such restrictions further limiting our ability to operate or prolonging their duration, and the potential for a recession resulting from such matters;
•the general strength of the economy and other economic conditions affecting consumer preferences and spending;
•factors affecting the disposable income available to our current and potential customers;
•changes in the unemployment rate;
•capital market conditions, including availability of funding sources for us;
•changes in our credit ratings;
•difficulties encountered in improving the financial and operational performance of our business segments;
•risks associated with pricing changes and strategies being deployed in our businesses;
•our ability to continue to realize benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;
•our ability to continue to effectively execute our strategic initiatives;
•failure to manage our store labor and other store expenses;
•disruptions caused by the operation of our store information management systems;
•risks related to our virtual lease-to-own business, including our ability to continue to develop and successfully implement the necessary technologies;
•our ability to achieve the benefits expected from our recently announced integrated retail preferred offering, Preferred Lease, including our ability to integrate our historic, retail partner business (Acceptance Now) and the Merchants Preferred business under the Preferred Lease offering;
•our transition to more-readily scalable "cloud-based" solutions;
•our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;
•disruptions in our supply chain;
•limitations of, or disruptions in, our distribution network;
•rapid inflation or deflation in the prices of our products;
•our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;
•our available cash flow and our ability to generate sufficient cash flow to continue paying dividends;
•our ability to identify and successfully market products and services that appeal to our customer demographic;
•consumer preferences and perceptions of our brands;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;
•our ability to enter into new and collect on our rental or lease purchase agreements;
•changes in the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business;
•our compliance with applicable statutes or regulations governing our businesses;
•changes in interest rates;
•changes in tariff policies;
•adverse changes in the economic conditions of the industries, countries or markets that we serve;
•information technology and data security costs;
•the impact of any breaches in data security or other disturbances to our information technology and other networks and our ability to protect the integrity and security of individually identifiable data of our customers and employees;
•changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;
•changes in our effective tax rate;
•fluctuations in foreign currency exchange rates;
•our ability to maintain an effective system of internal controls;
•litigation or administrative proceedings to which we are or may be a party to from time to time; and
•the other risks detailed from time to time in our reports furnished or filed with the Securities and Exchange Commission.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
Our Business
We are a lease-to-own industry leader focused on improving the lives of our customers by providing them the opportunity to obtain ownership of the high-quality products they need and want such as furniture and accessories, appliances, consumer electronics, including computers, tablets, and smartphones, and a variety of other products, under flexible lease purchase agreements with no long-term obligation. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol "RCII."
Our Strategy
Our strategy is focused on growing our business model through emphasis on the following key initiatives:
•continuing positive trends in our Rent-A-Center Business segment driven by accelerating e-commerce momentum, expanding product categories, and improving the customer experience;
•generating favorable EBITDA margin and strong free cash flow to fund strategic priorities and return capital to shareholders; and
•executing on large market opportunities using a virtual platform via our Preferred Lease offering and e-commerce.
As we pursue our strategy, we may take advantage of merger and acquisition opportunities from time to time that advance our key initiatives, and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
Recent Developments
COVID-19 Pandemic. Beginning in the latter half of March 2020, the worldwide spread of the respiratory disease caused by a novel coronavirus (“COVID-19”) caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a worldwide pandemic. On March 13, 2020, President Trump declared a national state of emergency for the United States. All 50 states and certain other US territories have reported cases of COVID-19, and, in response to the issuance of U.S. federal guidelines to contain the spread of the COVID-19 virus, U.S. state

RENT-A-CENTER, INC. AND SUBSIDIARIES

and local jurisdictions have implemented various containment or mitigation measures, including shelter-in-place orders and the temporary closure of non-essential businesses. Economists expect that the impact of COVID-19 on the U.S. economy will be significant for the remainder of 2020 and potentially beyond.
See "Trends and Uncertainties - COVID-19 Pandemic" below and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for additional discussion of operational impacts to our business and additional risks associated with COVID-19.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Pandemic
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Preferred Lease retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Preferred Lease locations, which operated within those stores. While the majority of our Rent-A-Center Business stores have remained open, due to government orders in certain jurisdictions, beginning in mid-March 2020, we temporarily shut down all operations at a small number of stores, and approximately 24% of our stores were partially closed. As of the date hereof, approximately 29% of Preferred Lease locations remained temporarily closed and 17% of our Rent-A-Center Business locations remain partially closed. Our partially closed locations have closed showrooms and cannot currently conduct business with walk-in customers; however, they continue to execute new rental-purchase agreements through e-commerce web orders and have transitioned to a contactless curbside service model or to a ship-from-store model, to the extent permitted by local orders. In addition, in response to the negative impacts to our business resulting from COVID-19, we have proactively taken certain measures to reduce operating expenses and cash flow uses, including implementing executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and suspending share repurchases.
While a significant number of our store locations have remained fully operational during this time, and we are beginning to re-open closed locations in both our Preferred Lease and Rent-A-Center Business when and to the extent allowed by applicable jurisdictional ordinances, there are no assurances that we will be able to keep those stores open as governmental responses to the pandemic progress. In addition, while we may also be impacted by the deterioration in worldwide economic conditions, including a significant increase in unemployment rates throughout the United States, which could have a sustained impact on discretionary consumer spending, the lease-to-own model provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering more traditional financing options.
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
Cost Savings Initiatives
In 2018, we initiated and executed multiple cost savings initiatives, resulting in reductions in overhead and supply chain costs. While these initiatives have led to significant decreases in operating expenses and corresponding improvement in operating profit on a year-over-year basis in our 2018 and 2019 results of operations, we do not expect to continue to realize cost reduction benefits in future periods at the same annualized rate as past periods.
Overview
The following briefly summarizes certain of our financial information for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

RENT-A-CENTER, INC. AND SUBSIDIARIES

During the first three months of 2020, consolidated revenues increased approximately $5.2 million, primarily driven by increases in same store sales and the addition of the Merchants Preferred virtual solution, partially offset by refranchising of approximately 60 Rent-A-Center Business corporate stores during the preceding 12 months. Operating profit increased approximately $31.5 million for the three months ended March 31, 2020, primarily due to a decrease in other charges.
Revenues in our Rent-A-Center Business segment decreased approximately $19.1 million for the three months ended March 31, 2020, driven primarily by the refranchising of approximately 60 Rent-A-Center Business corporate stores as described above and rationalization of our store base, partially offset by an increase in same store sales. Gross profit as a percentage of revenue increased 1.3%. Operating profit increased $14.6 million for the three months ended March 31, 2020, primarily driven by decreased operating expenses.
The Preferred Lease segment revenues increased approximately $19.6 million for the three months ended March 31, 2020, primarily due to the addition of the Merchants Preferred virtual solution. Gross profit as a percent of revenue decreased 3.0% and operating profit decreased approximately $3.3 million for the three months ended March 31, 2020 primarily due to a higher mix of virtual locations, resulting in higher merchandise costs and higher merchandise losses.
The Mexico segment revenues increased by 1.5% for the three months ended March 31, 2020, driving an increase in gross profit of 2.8%, or $0.3 million.
Revenues for the Franchising segment increased $4.5 million for the three months ended March 31, 2020, primarily due to higher store count resulting from the refranchising of approximately 60 Rent-A-Center Business corporate stores as described above and higher inventory purchases by our franchisees.
Cash flow from operations was $47.4 million for the three months ended March 31, 2020. As of March 31, 2020, we held $182.9 million of cash and cash equivalents and outstanding indebtedness of $362 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2020	2019	$	%
Revenues
Store
Rentals and fees	$568,000	$563,354	$4,646	0.8%
Merchandise sales	101,380	104,470	(3,090)	(3.0)%
Installment sales	14,747	15,436	(689)	(4.5)%
Other	722	664	58	8.7%
Total store revenue	684,849	683,924	925	0.1%
Franchise
Merchandise sales	12,437	8,456	3,981	47.1%
Royalty income and fees	4,653	4,314	339	7.9%
Total revenues	701,939	696,694	5,245	0.8%
Cost of revenues
Store
Cost of rentals and fees	165,455	155,372	10,083	6.5%
Cost of merchandise sold	98,757	103,391	(4,634)	(4.5)%
Cost of installment sales	5,025	4,924	101	2.1%
Total cost of store revenues	269,237	263,687	5,550	2.1%
Franchise cost of merchandise sold	12,524	8,141	4,383	53.8%
Total cost of revenues	281,761	271,828	9,933	3.7%
Gross profit	420,178	424,866	(4,688)	(1.1)%
Operating expenses
Store expenses
Labor	153,794	161,656	(7,862)	(4.9)%
Other store expenses	161,718	163,794	(2,076)	(1.3)%
General and administrative expenses	39,175	32,924	6,251	19.0%
Depreciation and amortization	14,913	15,773	(860)	(5.5)%
Other charges	1,703	33,370	(31,667)	(94.9)%
Total operating expenses	371,303	407,517	(36,214)	(8.9)%
Operating profit	48,875	17,349	31,526	181.7%
Interest, net	4,303	8,515	(4,212)	(49.5)%
Earnings before income taxes	44,572	8,834	35,738	404.6%
Income tax expense	(4,720)	1,511	(6,231)	(412.4)%
Net earnings	$49,292	$7,323	$41,969	573.1%
Three Months Ended March 31, 2020, compared to Three Months Ended March 31, 2019
Store Revenue. Total store revenue increased by $0.9 million, or 0.1%, to $684.8 million for the three months ended March 31, 2020, from $683.9 million for the three months ended March 31, 2019. This increase was primarily due to an increase of approximately $19.6 million in revenues in the Preferred Lease segment, partially offset by a decrease of $19.1 million in revenue of the Rent-A-Center Business segment, as discussed further in the section "Segment Performance" below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2020, increased by $10.1 million, or 6.5%, to $165.5 million as compared to $155.4 million in 2019. This increase in cost of rentals and fees was primarily attributable to an increase of $14.0 million in the Preferred Lease segment, partially offset by a decrease of $3.9 million in the Rent-A-Center Business segment. Cost of rentals

RENT-A-CENTER, INC. AND SUBSIDIARIES

and fees expressed as a percentage of rentals and fees revenue was 29.1% for the three months ended March 31, 2020, as compared to 27.6% in 2019.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $4.6 million, or 4.5%, to $98.8 million for the three months ended March 31, 2020, from $103.4 million in 2019, primarily attributable to a decrease of $8.2 million in the Rent-A-Center Business segment, partially offset by an increase of $3.7 million in the Preferred Lease segment, as discussed further in the section "Segment Performance" below. The gross margin percent of merchandise sales increased to 2.6% for the three months ended March 31, 2020, from 1.0% in 2019.
Gross Profit. Gross profit decreased by $4.7 million, or 1.1%, to $420.2 million for the three months ended March 31, 2020, from $424.9 million in 2019, due primarily to decreases of $7.1 million in the Rent-A-Center Business segment, partially offset by an increase of $2.0 million in the Preferred Lease segment, as discussed further in the section "Segment Performance" below. Gross profit as a percentage of total revenue decreased to 59.9% for the three months ended March 31, 2020, as compared to 61.0% in 2019.
Store Labor. Store labor decreased by $7.9 million, or 4.9%, to $153.8 million, for the three months ended March 31, 2020, as compared to $161.7 million in 2019, primarily due to a decrease of $6.4 million in the Rent-A-Center Business segment as a result of a lower store base and cost savings initiatives, in addition to employee furloughs related to COVID-19. Store labor expressed as a percentage of total store revenue was 22.5% for the three months ended March 31, 2020, as compared to 23.6% in 2019.
Other Store Expenses. Other store expenses decreased by $2.1 million, or 1.3%, to $161.7 million for the three months ended March 31, 2020, as compared to $163.8 million in 2019, primarily due to a decrease of $8.0 million in the Rent-A-Center Business segment, partially offset by an increase of $6.6 million in the Preferred Lease segment. Other store expenses expressed as a percentage of total store revenue were 23.6% for the three months ended March 31, 2020, compared to 23.9% in 2019.
General and Administrative Expenses. General and administrative expenses increased by $6.3 million, or 19.0%, to $39.2 million for the three months ended March 31, 2020, as compared to $32.9 million in 2019, primarily due to Merchants Preferred virtual solution, rent expense related to the sale-leaseback of our corporate headquarters, timing of our annual stock award grants, partially offset by one-time prior year advertising credits recognized for the three months ended March 31, 2019. General and administrative expenses expressed as a percentage of total revenue were 5.6% for the three months ended March 31, 2020, compared to 4.7% in 2019.
Other Charges. Other charges decreased by $31.7 million, to $1.7 million for the three months ended March 31, 2020, as compared to $33.4 million in 2019. Other charges for the three months ended March 31, 2020 primarily related to lease impairments and other costs associated with store and other facility closures, and financial impacts related to the COVID-19 pandemic, including temporary store closures and furloughs. Other charges for the three months ended March 31, 2019 primarily related to the reserve of approximately $13.0 million for settlement of a legal action that was subsequently paid in November 2019, incremental legal and professional fees related to the Company's termination of the merger agreement with Vintage Rodeo Parent, LLC and Vintage Rodeo Acquisition, Inc. in December 2018, cost savings initiatives and Rent-A-Center Business store closures.
Operating Profit. Operating results increased by $31.6 million, to $48.9 million for the three months ended March 31, 2020, as compared to $17.3 million in 2019, primarily due to a decrease in other charges described above. Operating results expressed as a percentage of total revenue were 7.0% for the three months ended March 31, 2020, compared to 2.5% in 2019.
Income Tax. Income tax (benefit) expense for the three months ended March 31, 2020 was $(4.7) million, as compared to $1.5 million in 2019. Income tax benefit for the three months ended March 31, 2020 was primarily related to the tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020 (the "CARES Act") in addition to benefits associated with vesting of stock compensation in the first quarter of 2020. The effective tax rate was (10.6)% for the three months ended March 31, 2020, compared to 17.1% in 2019.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Rent-A-Center Business segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2020	2019	$	%
Revenues	$454,965	$474,057	$(19,092)	(4.0)%
Gross profit	317,558	324,640	(7,082)	(2.2)%
Operating profit	67,943	53,311	14,632	27.4%
Change in same store revenue				1.7%
Stores in same store revenue calculation(1)				1,536
(1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. The Company excludes from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 24th full month following account transfer. Due to the COVID-19 pandemic, locations in Puerto Rico were excluded starting in March 2020 and will remain excluded for 18 months.
Revenues. The decrease in revenue for the three months ended March 31, 2020 was driven primarily by a decrease in rentals and fees revenue of $14.4 million and merchandise sales of $3.9 million, as compared to 2019. The decrease is primarily due to our refranchising efforts and the rationalization of our Rent-A-Center Business store base, partially offset by an increase in same store sales.
Gross Profit. Gross profit decreased for the three months ended March 31, 2020, as compared to 2019, primarily due to the decreases in revenue described above, partially offset by decreases in costs of rentals and fees and cost of merchandise sold. Gross profit as a percentage of segment revenues was 69.8% for the three months ended March 31, 2020, as compared to 68.5% for the respective period in 2019.
Operating Profit. Operating profit as a percentage of segment revenues was 14.9% for the three months ended March 31, 2020, compared to 11.2% in 2019, primarily due to decreases in store labor and other store expenses of $14.4 million. Declines in store labor and other store expenses were driven primarily by lower store count, partially offset by higher merchandise losses. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.9% for the three months ended March 31, 2020, compared to 3.7% for the respective period in 2019. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.2% for the three months ended March 31, 2020, compared to 1.3% for the respective period in 2019. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Preferred Lease segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2020	2019	$	%
Revenues	$216,127	$196,522	$19,605	10.0%
Gross profit	88,315	86,328	1,987	2.3%
Operating profit	18,222	21,513	(3,291)	(15.3)%
Revenues. The increase in revenue for the three months ended March 31, 2020 compared to 2019, was primarily due to the addition of the Merchants Preferred virtual solution as a result of the Merchants Preferred acquisition in August 2019.
Gross Profit. Gross profit increased for the three months ended March 31, 2020, compared to 2019, primarily due to the increase in revenue described above. Gross profit as a percentage of segment revenues decreased to 40.9% for the three months ended March 31, 2020, compared to 43.9% for the respective period in 2019.
Operating Profit. Operating profit decreased by 15.3% for the three months ended March 31, 2020, as compared to 2019. The decrease in operating profit for the three months ended March 31, 2020 was primarily due to an increase in other store expenses. Operating profit as a percentage of segment revenues decreased to 8.4% for the three months ended March 31, 2020, compared to 10.9% for the respective period in 2019. The increase in other store expenses was due to a higher mix of virtual locations, resulting in higher merchandise losses, and investments to support expected revenue growth. Charge-offs in our Preferred Lease locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 12.2% for the three months ended March 31, 2020, compared to 10.0% for the respective period in 2019. Charge-offs in our

RENT-A-CENTER, INC. AND SUBSIDIARIES

Preferred Lease locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.4% for the three months ended March 31, 2020, compared to 0.3% in 2019.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2020	2019	$	%
Revenues	$13,546	$13,345	$201	1.5%
Gross profit	9,528	9,269	259	2.8%
Operating profit	967	1,219	(252)	(20.7)%
Change in same store revenue				7.1%
Stores in same store revenue calculation(1)				108
1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. The Company excludes from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 24th full month following account transfer.
Revenues. Revenues for the three months ended March 31, 2020 were negatively impacted by exchange rate fluctuations of approximately $0.5 million as compared to the same period in 2019. On a constant currency basis, revenues for the three months ended March 31, 2020 increased approximately $0.7 million as compared to the same period in 2019.
Gross Profit. Gross profit for the three months ended March 31, 2020 was negatively impacted by exchange rate fluctuations of approximately $0.4 million as compared to the same period in 2019. On a constant currency basis, gross profit for the three months ended March 31, 2020 increased by approximately $0.7 million as compared to the same period in 2019. Gross profit as a percentage of segment revenues was 70.3% for the three months ended March 31, 2020, compared to 69.5% for the respective period in 2019.
Operating Profit. Operating profit for the three months ended March 31, 2020 was minimally impacted by exchange rate fluctuations compared to 2019. Operating profit as a percentage of segment revenues decreased to 7.1% for the three months ended March 31, 2020, from 9.1% for the respective period in 2019.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2020	2019	$	%
Revenues	$17,301	$12,770	$4,531	35.5%
Gross profit	4,777	4,629	148	3.2%
Operating profit	2,519	1,778	741	41.7%
Revenues. Revenues increased for the three months ended March 31, 2020 compared to the respective period in 2019, primarily due to an increase in franchise locations as a result of refranchising approximately 60 Rent-A-Center Business corporate stores during the preceding 12 months and higher inventory purchases by our franchisees.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 27.6% for the three months ended March 31, 2020, from 36.2% for the respective period in 2019, primarily due to changes in our revenue mix of franchise royalties and fees and rental merchandise sales, related to the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues increased for the three months ended March 31, 2020 to 14.6%, compared to 13.9% for the respective period in 2019, primarily due to a decrease in other store operating expenses.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2020, we generated $47.4 million in operating cash flow. Cash uses in the first quarter of 2020 included $26.5 million for share repurchases, $15.9 million for dividends, and $9.2 million for capital expenditures. We ended the first quarter of 2020 with $182.9 million of cash and cash equivalents and outstanding indebtedness of $362.0 million.
Analysis of Cash Flow. Cash provided by operating activities decreased $28.4 million to $47.4 million for the three months ended March 31, 2020, from $75.8 million in 2019. This decrease was primarily attributable to an increase in rental merchandise purchases during the three months ended March 31, 2020 compared to the same period in 2019 and other net changes in operating assets and liabilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cash (used in) provided by investing activities was $(9.0) million for the three months ended March 31, 2020, compared to $6.0 million in 2019, a change of $(15.0) million, primarily due to an increase in capital expenditures and lower proceeds from the sale of property assets.
Cash provided by financing activities increased $75.6 million to $76.0 million for the three months ended March 31, 2020, from $0.4 million in 2019, primarily driven by proceeds from debt of $198.0 million, partially offset by $75.0 million in debt repayments, $26.5 million in share repurchases, and $15.9 million in dividends paid for the three months ended March 31, 2020.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases and other operating expenses. Other capital requirements include expenditures for property assets, including rental expense, debt service, and dividends. Historically, our primary source of liquidity has been cash provided by operations. Should we require additional funding sources, we maintain a five-year asset-based revolving credit facility (the "ABL Credit Facility") with commitments of $300 million, provided for under the Asset Based Loan Agreement, entered into on August 5, 2019 (the "ABL Credit Agreement"). We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In March 2020, as a precautionary measure in response to negative impacts to our operations stemming from the COVID-19 pandemic, we drew down approximately $118.0 million against our ABL Credit Facility to enhance our financial flexibility and increase our available cash on hand. The proceeds are available to be used for working capital, general corporate and other purposes, as needed.
Although we anticipate our cash flow generated from operations will be negatively impacted by the economic effects of COVID-19 and related government restrictions on our operations, we have undertaken certain measures to reduce operating expenses and cash flow uses, including implementing executive pay reductions, temporarily furloughing employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating certain real estate leases, reducing inventory purchases and capital expenditures, and temporarily suspending additional share repurchases.
In addition, we believe the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions, deferral of employer payroll taxes to future periods, and other related tax credits, will allow us to lower expenses and maintain capital, in order to help mitigate the negative impacts to revenue and cash flow related to COVID-19. We expect to claim approximately $30 million in federal tax refunds, including $12 million in connection with the CARES Act related to net operating loss carrybacks at a 35% tax rate. In addition, we expect to defer approximately $19 million in employer payroll taxes to future periods.
Taking into consideration our efforts to minimize expenses and benefits from the CARES Act, and based on current assumptions and expectations, we believe the cash flow generated from operations and other sources of liquidity including availability under our ABL Credit Facility will be sufficient to fund our operations over the next 12 months.
At May 4, 2020, we had approximately $259.3 million in cash on hand and $48.2 million available under our ABL Credit Agreement at March 31, 2020. In addition, in May 2020, the Rent-A-Center Board of Directors declared a cash dividend of $0.29 per share for the second quarter of 2020, which will be paid on June 1, 2020 to stockholders of record at the close of business on May 18, 2020.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $194 million for us in 2019. We estimate the remaining tax deferral associated with bonus depreciation from this act was approximately $239 million at December 31, 2019, of which approximately 78%, or $189 million, will reverse in 2020, and the majority of the remainder will reverse between 2021 and 2022.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
Customer stolen merchandise	$46,910	$39,746
Other merchandise losses (1)	6,091	6,837
Total merchandise losses	$53,001	$46,583
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $9.2 million and $2.5 million on capital expenditures during the three months ended March 31, 2020 and 2019, respectively.
Acquisitions and New Location Openings. During the first three months of 2020, we did not acquire any new locations or customer accounts.
The table below summarizes the store location activity for the three-month period ended March 31, 2020 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,973	123	372	2,468
New location openings	—	—	—	—
Conversions	—	—	—	—
Closed locations
Merged with existing locations	(14)	—	—	(14)
Sold or closed with no surviving location	(1)	—	(2)	(3)
Locations at end of period	1,958	123	370	2,451

Senior Debt. As discussed in Note 7 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, in August 2019, we completed the refinancing of our prior revolving facility and, effective August 5, 2019, redeemed in full our unsecured senior notes using cash on hand and proceeds from our new $300 million ABL Credit Facility and $200 million from a new term loan under our ABL Credit Agreement. We may use, subject to certain limitations and borrowing availability, $150 million under our ABL Credit Agreement for the issuance of letters of credit, of which $88.8 million had been so utilized as of May 4, 2020. The ABL Credit Agreement has a scheduled maturity date of August 5, 2024.
Store Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2026. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2020:

	Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Term Loan(1)	$199,000	$1,500	$4,000	$4,000	$189,500
ABL Credit Agreement(2)	163,000	—	—	163,000	—
Operating Leases(3)	320,230	87,829	153,258	55,604	23,539
Total(4)	$682,230	$89,329	$157,258	$222,604	$213,039
(1)Does not include interest payments. Our Term Loan bears interest at varying rates equal to the Eurodollar rate plus 4.50%. The Eurodollar rate on our Term Loan at March 31, 2020, was 5.44%.
(2)Does not include interest payments. Our ABL Credit Agreement bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.00%. The weighted average Eurodollar rate on our ABL Credit Agreement at March 31, 2020, was 2.50%.
(3)Does not reflect rent abatements of approximately $2.3 million received in connection with renegotiated lease agreements subsequent to March 31, 2020 in response to store operation impacts stemming from COVID-19.
(4)As of March 31, 2020, we have recorded $23.4 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
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

New Accounting Pronouncements
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2020, we had $199.0 million outstanding under our term loan credit agreement and $163.0 million outstanding under our ABL Credit Agreement, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for this indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2020, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2020, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $3.7 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2020, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena to the Company seeking information with respect to the Company’s Acceptance Now business practices (now part of the Preferred

RENT-A-CENTER, INC. AND SUBSIDIARIES

Lease segment). The request for documents and information was sought in connection with a broader investigation of the rent-to-own industry in California. Since receiving such demand, the Company has cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with California law and are continuing to discuss resolution of the inquiry with the CAG. At this point, while we cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on the Company.
Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business, financial condition and results of operations.
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets and, along with decreased consumer spending, have led to an economic downturn in many markets. Numerous state and local jurisdictions have imposed shelter-in-place orders, quarantines, executive orders and other similar types of restrictions for their residents to control the spread of COVID-19 or mitigate its effects. Such orders or restrictions have resulted in temporary operational shutdowns for non-essential businesses; imposed limitations on hours of operations and the number of people allowed in stores or warehouses; implemented requirements on sanitation and social distancing practices; enacted certain work stoppages, slowdowns or delays; and imposed certain travel restrictions and cancellations of large scale events. These restrictions have resulted in negative impacts to the U.S. economy and our operations.
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Preferred Lease retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Preferred Lease locations, which operated within those stores. While the majority of our Rent-A-Center Business stores have remained open, due to government orders in certain jurisdictions, beginning in mid-March 2020, we temporarily shut down all operations at a small number of stores, and approximately 24% of our stores were partially closed. As of the date hereof, approximately 29% of Preferred Lease locations remained temporarily closed and 17% of our Rent-A-Center Business locations remain partially closed. Our partially closed locations have closed showrooms and cannot currently conduct business with walk-in customers; however, they continue to execute new rental-purchase agreements through e-commerce web orders and have transitioned to a contactless curbside service model or to a ship-from-store model, to the extent permitted by local orders. As a result of these store closures and operational restrictions, we require a smaller workforce to execute the critical activities of our business during this time, and have therefore furloughed some of our store employees. In addition, in response to the negative impacts to our business resulting from COVID-19, we have proactively taken certain measures to reduce operating expenses and cash flow uses, including implementing executive pay reductions, temporarily furloughing certain employees at our store locations, and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and suspending share repurchases.
While a significant number of our store locations have remained fully operational during this time, and we are beginning to re-open closed locations in both our Preferred Lease and Rent-A-Center Business when and to the extent allowed by applicable jurisdictional ordinances, there are no assurances that we will be able to keep those stores open as governmental responses to the pandemic progress. As a result, we are unable to accurately predict the impact that COVID-19 will have on our operations going forward, due to the uncertain duration of the pandemic, future governmental restrictions that might be imposed in response to the pandemic, and related uncertainties dictated by the length of time that these business disruptions continue. In addition, we expect to be impacted by the deterioration in worldwide economic conditions, which could have a sustained impact on discretionary consumer spending. Furthermore, deteriorating global economic conditions have created a challenging environment in capital markets and created uncertainty regarding the availability of credit. The combination of reduced consumer spending and volatile credit markets could adversely impact our liquidity. As noted above, we have suspended share repurchases to preserve capital and liquidity in order to support our customers, clients and employees. While it is premature to accurately predict the full impact of these developments, we expect our business, financial results and condition in 2020 to be adversely impacted by the various effects caused by this pandemic.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock the Company made during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (in millions)
February 1, 2020 - February 29, 2020	397,790	$25.14	397,790	NM
March 1, 2020 - March 31, 2020	1,063,387	$15.52	1,063,387	$58.5
In March 2020, our Board of Directors implemented a stock repurchase program, which authorizes the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $75 million of Rent-A-Center common stock, superseding our prior authorization. In response to the negative impacts to our business resulting from COVID-19, we have proactively taken measures to reduce certain cash flow uses, including temporarily suspending additional share repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002)

3.2
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of September 28, 2011)

3.4
Certificate of Designations of Series D Preferred Stock of Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017)

4.1	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017)

4.2
Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of November 2, 2010)

10.1
Agreement Containing Consent Order, dated February 21, 2020, by and between the Bureau of Competition and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 21, 2020)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)

*	Filed herewith.

RENT-A-CENTER, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/S/ MAUREEN B. SHORT
Maureen B. Short
EVP, Chief Financial Officer
Date: May 11, 2020