Form 10-Q
period 2020-06-30
RENT A CENTER INC DE
filed 2020-08-06
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2020:

Class	Outstanding
Common stock, $.01 par value	53,825,727

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$534,737	$551,680	$1,102,737	$1,115,034
Merchandise sales	108,080	70,842	209,460	175,312
Installment sales	17,643	17,270	32,390	32,706
Other	775	1,244	1,497	1,908
Total store revenues	661,235	641,036	1,346,084	1,324,960
Franchise
Merchandise sales	18,047	10,673	30,484	19,129
Royalty income and fees	4,464	4,216	9,117	8,530
Total revenues	683,746	655,925	1,385,685	1,352,619
Cost of revenues
Store
Cost of rentals and fees	157,124	155,658	322,579	311,030
Cost of merchandise sold	102,960	76,034	201,717	179,425
Cost of installment sales	6,092	5,682	11,117	10,606
Total cost of store revenues	266,176	237,374	535,413	501,061
Franchise cost of merchandise sold	18,038	10,480	30,562	18,621
Total cost of revenues	284,214	247,854	565,975	519,682
Gross profit	399,532	408,071	819,710	832,937
Operating expenses
Store expenses
Labor	129,929	152,899	283,723	314,555
Other store expenses	160,756	149,225	322,474	313,019
General and administrative expenses	32,943	38,534	72,118	71,458
Depreciation and amortization	14,348	15,121	29,261	30,894
Other charges and (gains)	7,921	(77,537)	9,624	(44,167)
Total operating expenses	345,897	278,242	717,200	685,759
Operating profit	53,635	129,829	102,510	147,178
Interest expense	4,161	10,092	8,608	19,481
Interest income	(265)	(1,997)	(409)	(2,871)
Earnings before income taxes	49,739	121,734	94,311	130,568
Income tax expense	11,246	27,279	6,526	28,790
Net earnings	$38,493	$94,455	$87,785	$101,778
Basic earnings per common share	$0.72	$1.74	$1.62	$1.88
Diluted earnings per common share	$0.70	$1.70	$1.58	$1.83
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands)
Net earnings	$38,493	$94,455	$87,785	$101,778
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $5 and $(57), $(1,034) and $81 for the three and six months ended June 30, 2020 and 2019, respectively	17	(217)	(3,889)	304
Total other comprehensive income (loss)	17	(217)	(3,889)	304
Comprehensive income	$38,510	$94,238	$83,896	$102,082
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$206,426	$70,494
Receivables, net of allowance for doubtful accounts of $8,238 and $5,601 in 2020 and 2019, respectively	76,983	84,123
Prepaid expenses and other assets	33,853	46,043
Rental merchandise, net
On rent	645,522	697,270
Held for rent	91,647	138,418
Merchandise held for installment sale	4,317	4,878
Property assets, net of accumulated depreciation of $538,774 and $522,826 in 2020 and 2019, respectively	151,431	166,138
Operating lease right-of-use assets	273,143	281,566
Deferred tax asset	14,889	14,889
Goodwill	70,217	70,217
Other intangible assets, net	8,200	8,762
Total assets	$1,576,628	$1,582,798
LIABILITIES
Accounts payable – trade	$145,870	$168,120
Accrued liabilities	305,965	275,777
Operating lease liabilities	281,344	285,041
Deferred tax liability	166,165	163,984
Senior debt, net	190,708	230,913
Total liabilities	1,090,052	1,123,835
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 111,711,051 and 111,166,229 shares issued in 2020 and 2019, respectively	1,101	1,110
Additional paid-in capital	871,915	869,617
Retained earnings	1,003,599	947,875
Treasury stock at cost, 57,889,659 and 56,428,482 shares in 2020 and 2019, respectively	(1,375,480)	(1,348,969)
Accumulated other comprehensive loss	(14,559)	(10,670)
Total stockholders' equity	486,576	458,963
Total liabilities and stockholders' equity	$1,576,628	$1,582,798
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
Adoption of ASU 2016-13	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	49,292	—	—	49,292
Other comprehensive loss	—	—	—	—	—	(3,906)	(3,906)
Purchase of treasury stock	—	(14)	—	—	(26,511)	—	(26,525)
Exercise of stock options	69	1	1,194	—	—	—	1,195
Vesting of restricted share units	434	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,270)	—	—	—	(5,270)
Stock-based compensation	—	—	3,043	—	—	—	3,043
Balance at March 31, 2020	111,669	$1,101	$868,580	$996,398	$(1,375,480)	$(14,576)	$476,023
Net earnings	—	—	—	38,493	—	—	38,493
Other comprehensive income	—	—	—	—	—	17	17
Exercise of stock options	42	—	486	—	—	—	486
Stock-based compensation	—	—	2,849	—	—	—	2,849
Dividends declared	—	—	—	(31,292)	—	—	(31,292)
Balance at June 30, 2020	111,711	$1,101	$871,915	$1,003,599	$(1,375,480)	$(14,559)	$486,576
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Net earnings	—	—	—	7,323	—	—	7,323
Other comprehensive income	—	—	—	—	—	521	521
Exercise of stock options	284	3	2,889	—	—	—	2,892
Vesting of restricted share units	218	2	(2)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	709	—	—	—	709
Balance at March 31, 2019	110,412	$1,104	$840,298	$811,271	$(1,347,677)	$(10,744)	$294,252
Net earnings	—	—	—	94,455	—	—	94,455
Other comprehensive loss	—	—	—	—	—	(217)	(217)
Exercise of stock options	101	1	1,417	—	—	—	1,418
Vesting of restricted share units	49	—	—	—	—	—	—
Stock-based compensation	—	—	1,982	—	—	—	1,982
Balance at June 30, 2019	110,562	$1,105	$843,697	$905,726	$(1,347,677)	$(10,961)	$391,890
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
(In thousands)
Cash flows from operating activities
Net earnings	$87,785	$101,778
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	310,810	309,211
Bad debt expense	7,900	5,978
Stock-based compensation expense	5,892	2,691
Depreciation of property assets	28,706	30,809
Loss on sale or disposal of property assets	698	1,472
Amortization of intangibles	561	85
Amortization of financing fees	795	1,958
Deferred income taxes	2,146	10,814
Changes in operating assets and liabilities
Rental merchandise	(211,865)	(253,259)
Receivables	(918)	(2,995)
Prepaid expenses and other assets	12,190	15,384
Operating lease right-of-use assets and lease liabilities	4,726	5,868
Accounts payable – trade	(22,250)	(18,182)
Accrued liabilities	27,543	(26,194)
Net cash provided by operating activities	254,719	185,418
Cash flows from investing activities
Purchase of property assets	(14,750)	(5,088)
Proceeds from sale of property assets	187	13,792
Hurricane insurance recovery proceeds	158	995
Acquisitions of businesses	—	(155)
Net cash (used in) provided by investing activities	(14,405)	9,544
Cash flows from financing activities
Share repurchases	(26,511)	—
Exercise of stock options	1,682	4,310
Shares withheld for payment of employee tax withholdings	(5,270)	(1,733)
Debt issuance costs	—	(157)
Proceeds from debt	198,000	5,400
Repayments of debt	(239,000)	(5,400)
Dividends paid	(31,554)	—
Net cash (used in) provided by financing activities	(102,653)	2,420
Effect of exchange rate changes on cash	(1,729)	366
Net increase in cash and cash equivalents	135,932	197,748
Cash and cash equivalents at beginning of period	70,494	155,391
Cash and cash equivalents at end of period	$206,426	$353,139
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
COVID-19
During the first quarter of 2020, the respiratory disease caused by a novel coronavirus (“COVID-19”) began to spread worldwide causing the World Health Organization to declare the outbreak a pandemic, and resulting in significant disruptions to the U.S. and world economies. In response to the issuance of U.S. federal guidelines to contain the spread of the COVID-19 virus, state and local jurisdictions implemented various containment measures, including temporary shelter-in-place orders and closure of non-essential businesses. The effects of these containment measures negatively impacted our operations resulting in the temporary or partial closure of certain locations in all of our U.S. operating segments during the first half of 2020. In addition, certain of our Mexico locations were also temporarily closed in accordance with jurisdictional ordinances issued in Mexico. In response to these restrictions and negative impacts to our operations, we implemented certain measures to reduce operating expenses and cash flow uses in order to mitigate these effects. In addition, we implemented additional electronic payment methods for our Rent-A-Center Business customers.
While the pandemic is ongoing and uncertainties remain that may not allow us to accurately predict the full impact that COVID-19 will ultimately have on our business, as of June 30, 2020, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments, and staffed Preferred Lease locations temporarily or partially closed at the onset of the pandemic have reopened and are fully operational.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties, including future unknown impacts of the COVID-19 pandemic, may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
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
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” Our Rent-A-Center Business segment operates through our company-owned stores and e-commerce platform through rentacenter.com.
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of Merchants Preferred (as defined in Note 2 below) acquired in August 2019, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations, including staffed options, unstaffed or virtual options, or a combination of the two (the hybrid model). The hybrid model can be staffed by a Preferred Lease employee (staffed locations) or employ a virtual solution where customers, either directly or with the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers' locations using our virtual solutions (virtual locations).
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
The cumulative effect as of January 1, 2020 resulting from the adoption of ASU 2016-13 and related amendments was a net decrease to opening retained earnings in our condensed consolidated balance sheet of $0.8 million. See Note 4 for additional information regarding our trade and note receivables and related allowances for doubtful accounts.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. We adopted ASU 2017-04 beginning January 1, 2020, using a prospective approach. There was no impact on our financial statements for the six months ended June 30, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. We adopted ASU 2018-13 beginning January 1, 2020, using a prospective approach. There was no impact on our financial statements for the six months ended June 30, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing agreement under the internal-use software guidance in ASC 350-40. We adopted ASU 2018-15 beginning January 1, 2020, using a prospective approach. Impacts to our financial statements resulting from the adoption of this ASU were immaterial to our financial statements for the six months ended June 30, 2020.
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
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$385,338	$139,440	$9,959	$—	$534,737
Merchandise sales	55,741	51,690	649	—	108,080
Installment sales	17,643	—	—	—	17,643
Other	470	113	3	189	775
Total store revenues	459,192	191,243	10,611	189	661,235
Franchise
Merchandise sales	—	—	—	18,047	18,047
Royalty income and fees	—	—	—	4,464	4,464
Total revenues	$459,192	$191,243	$10,611	$22,700	$683,746

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$778,503	$301,438	$22,796	$—	$1,102,737
Merchandise sales	102,428	105,678	1,354	—	209,460
Installment sales	32,390	—	—	—	32,390
Other	836	254	7	400	1,497
Total store revenues	914,157	407,370	24,157	400	1,346,084
Franchise
Merchandise sales	—	—	—	30,484	30,484
Royalty income and fees	—	—	—	9,117	9,117
Total revenues	$914,157	$407,370	$24,157	$40,001	$1,385,685

	Three Months Ended June 30, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$399,799	$139,104	$12,777	$—	$551,680
Merchandise sales	32,935	37,140	767	—	70,842
Installment sales	17,270	—	—	—	17,270
Other	1,092	145	7	—	1,244
Total store revenues	451,096	176,389	13,551	—	641,036
Franchise
Merchandise sales	—	—	—	10,673	10,673
Royalty income and fees	—	—	—	4,216	4,216
Total revenues	$451,096	$176,389	$13,551	$14,889	$655,925

	Six Months Ended June 30, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$807,379	$282,297	$25,358	$—	$1,115,034
Merchandise sales	83,493	90,296	1,523	—	175,312
Installment sales	32,706	—	—	—	32,706
Other	1,575	318	15	—	1,908
Total store revenues	925,153	372,911	26,896	—	1,324,960
Franchise
Merchandise sales	—	—	—	19,129	19,129
Royalty income and fees	—	—	—	8,530	8,530
Total revenues	$925,153	$372,911	$26,896	$27,659	$1,352,619

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Rental-Purchase Agreements
Rent-A-Center Business, Preferred Lease, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to rental purchase agreements, which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term, customers may renew the rental agreement for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the rental agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases.
Rental payments received at our Rent-A-Center Business, Preferred Lease (excluding virtual) and Mexico locations must be prepaid in advance of the next rental term. Under the virtual business model, revenues are earned prior to the rental payment due date. Therefore, virtual business revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the rental term. See Note 4 for additional information regarding accrued rental revenue and the related allowances for returns and uncollectible payments.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At June 30, 2020 and December 31, 2019, we had $42.5 million and $39.9 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At both June 30, 2020 and December 31, 2019, we had $2.9 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consists of other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
30, 2020 and December 31, 2019, we had $4.2 million and $4.5 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the six months ended June 30, 2020 was $5.6 million.
Trade and notes receivables consist primarily of amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

(In thousands)	June 30, 2020	December 31, 2019
Installment sales receivables	$56,687	$56,370
Trade and notes receivables	28,534	33,354
Total receivables	85,221	89,724
Less allowance for doubtful accounts	(8,238)	(5,601)
Total receivables, net of allowance for doubtful accounts	$76,983	$84,123
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.
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
The allowance for doubtful accounts related to trade and notes receivable was $1.4 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts related to installment sales receivable was $6.8 million and $4.1 million at June 30, 2020 and December 31, 2019, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	June 30, 2020
Beginning allowance for doubtful accounts	$5,601
Bad debt expense (1)	7,900
Accounts written off	(5,620)
Recoveries	357
Ending allowance for doubtful accounts	$8,238
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and lack of significant penalty or business disruption incurred by not exercising the renewal options. We include month-to-month leases in operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet. In certain situations involving the sale of a Rent-A-Center Business corporate store to a franchisee, we enter into lease a assignment agreement with the buyer, but we remain the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet.
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.
Total operating lease costs by expense type:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost included in other store expenses(1)	$34,438	$38,232	$71,877	$74,785
Operating lease cost included in other charges	191	5,111	960	7,252
Sublease receipts	(2,144)	(1,818)	(4,461)	(3,494)
Total operating lease charges	$32,485	$41,525	$68,376	$78,543
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$57,639	$61,333
Cash paid for short-term operating leases not included in operating lease liabilities	12,071	14,451
Right-of-use assets obtained in exchange for new operating lease liabilities	47,285	10,540
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	June 30, 2020	December 31, 2019
Weighted-average discount rate(1)	7.3%	7.7%
Weighted-average remaining lease term (in years)	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at June 30, 2020:

(In thousands)	Operating Leases
2020	$67,972
2021	95,500
2022	67,476
2023	42,722
2024	26,790
Thereafter	29,323
Total undiscounted operating lease liabilities	329,783
Less: Interest	(48,439)
Total present value of operating lease liabilities	$281,344
In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated certain store lease agreements in the second quarter to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. As of June 30, 2020, we have renegotiated approximately 500 lease agreements, receiving near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.2 million. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of or obligations to the lessor. As a result of this election we recognized rent abatement credits of approximately $0.6 million for the three-months ended June 30, 2020 in our condensed consolidated statement of operations.
Note 6 - Income Taxes
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), which includes modifications to the limitation on business interest expense deductions and net operating loss provisions. The effective tax rate was 6.9% for the six months ended June 30, 2020, compared to 22.0% in 2019, primarily as a result of the tax benefit of net operating loss carrybacks at a 35% tax rate that became available as a result of the CARES Act.
Note 7 - Senior Debt, net
On August 5, 2019, we entered into a new Term Loan Credit Agreement (the “Term Loan Credit Agreement”) providing for a seven-year $200 million senior secured term loan facility and an Asset Based Loan Credit Agreement (the “ABL Credit Agreement”) providing a five-year asset-based revolving credit facility (the “ABL Credit Facility”) with commitments of up to $300 million, the proceeds of which were used for the redemption of all of our outstanding senior notes.
The amount outstanding under the Term Loan Credit Agreement was $198.5 million at June 30, 2020. We had no amounts outstanding under our ABL Credit Agreement at June 30, 2020 and had $211.2 million available.
Proceeds from the Term Loan Credit Agreement were net of original issue discount of $2.0 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Agreement and the ABL Credit Agreement, we incurred approximately $6.3 million in debt issuance costs. The original issue discount and debt issuance costs will be amortized over the remaining terms of the respective credit agreements. As of June 30, 2020, the total unamortized balance of debt issuance costs relating to our senior debt and original issue discount reported in the condensed consolidated balance sheet were $6.1 million and $1.7 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of June 30, 2020, we have issued letters of credit in the aggregate outstanding amount of $88.8 million primarily relating to workers compensation insurance claims.
Term Loan Credit Agreement
The Term Loan Credit Agreement, which matures on August 5, 2026, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%. The margin on the Term Loan Credit Agreement was 4.69% at June 30, 2020.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Term Loan Credit Agreement permits us to prepay the term loans, in whole or in part, without penalty on or after the six-month anniversary of the closing date of the Term Loan Credit Agreement. It also permits us to incur incremental term loans in an aggregate amount equal to $150 million plus the amount of voluntary prepayments of the term loans and an unlimited amount subject to a pro forma consolidated senior secured leverage ratio of not greater than 2.00 to 1.00, subject to certain other conditions.
The obligations under the Term Loan Credit Agreement are guaranteed by certain of our subsidiaries. The Term Loan Credit Agreement and the guarantees are secured on a first-priority basis by substantially all of our tangible and intangible assets, other than collateral subject to a first-priority lien under the ABL Credit Agreement, consisting of, among other things, accounts receivable, inventory and bank accounts (and funds on deposit therein), in which the Term Loan Credit Agreement and the guarantees have a second-priority security interest, in each case, subject to certain exceptions.
The Term Loan Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict our ability to:
•create certain liens and enter into certain sale and lease-back transactions;
•create, assume, incur or guarantee certain indebtedness;
•consolidate or merge with, or convey, transfer or lease all or substantially all of our assets, to another person
•pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and
•make other restricted payments.
These covenants are subject to a number of limitations and exceptions set forth in the Term Loan Credit Agreement. We are currently permitted to pay dividends and repurchase our common stock without limitation.
The Term Loan Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency.
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
Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. The margin on the ABL Credit Facility was 1.69% at June 30, 2020. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement. The commitment fee at June 30, 2020 was 0.250%. We paid $0.4 million of commitment fees during the second quarter of 2020.
Letters of credit are limited to the lesser of (x) $150 million, subject to certain limitations, and (y) the aggregate unused availability then in effect.
Subject to certain conditions, the ABL Credit Facility may be expanded by up to $100 million in additional commitments, subject to a pro forma fixed charge coverage ratio being greater than 1.10 to 1.00.
The obligations under the ABL Credit Agreement are guaranteed by us and certain of our subsidiaries. The ABL Credit Agreement and the guarantees are secured on a first-priority basis on all our and the guarantors’ accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority basis on all of the tangible and intangible assets (second in priority to the liens securing the Term Loan Credit Agreement) of such persons, in each case, subject to certain exceptions.
The ABL Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and are substantially the same as covenants in the Term Loan Credit Agreement. The ABL Credit Facility also requires the maintenance of a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $33.75 million and 15% of the line cap then in effect. The Fixed Charge Coverage Ratio as of June 30, 2020 was 1.52 to 1.00.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The ABL Credit Agreement provides for customary events of default that are substantially the same as events of default in the Term Loan Credit Agreement.
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2020 for each of the years ending December 31:

(in thousands)	Term Loan	ABL Credit Facility	Total
2020	$1,000	$—	$1,000
2021	2,000	—	2,000
2022	2,000	—	2,000
2023	2,000	—	2,000
2024	2,000	—	2,000
Thereafter	189,500	—	189,500
Total senior debt	$198,500	$—	$198,500

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
Our financial instruments include cash and cash equivalents, receivables, payables, and borrowings against our ABL Credit Facility and Term Loan Facility. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2020 and December 31, 2019, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, the carrying value of outstanding borrowings approximates their fair value.
Note 9 - Other Charges
Store Consolidations. During the first six months of 2020, we closed 18 Rent-A-Center Business stores, resulting in pre-tax charges of $0.3 million in lease impairment charges, $0.9 million in other miscellaneous shutdown and holding costs, and $0.1 million in disposal of fixed assets. During the first six months of 2019, we closed 66 Rent-A-Center Business stores, resulting in pre-tax charges of $2.3 million in lease impairment, $0.9 million in other miscellaneous shutdown and holding costs, $0.7 million in disposal of fixed assets, and $0.3 million in severance and other payroll-related costs.
Cost Savings Initiatives. During 2018, we began the execution of multiple cost savings initiatives, including reductions in overhead and supply chain operations. In connection with these initiatives, we recorded pre-tax charges during the six months ended June 30, 2020 consisting of $1.0 million in severance and other payroll-related costs, $0.4 million in lease impairment charges, and $0.4 million in other miscellaneous shutdown and holding costs. Costs incurred during the first six months of 2019 related to these initiatives included pre-tax charges of $5.0 million in lease impairment charges, $2.8 million in severance and other payroll-related costs, $1.6 million in other miscellaneous shutdown costs, and $0.4 million in disposal of fixed assets.
COVID-19 Pandemic. In March 2020, national efforts to contain the COVID-19 virus began to be implemented. In connection with COVID-19, during the first six months of 2020, we incurred approximately $0.8 million in sanitization cleaning and personal protective equipment expenses, $0.4 million in payroll-related costs, and $0.2 million in lease expense related to closed stores and idled vehicles, partially offset by real estate lease abatement credits of $0.6 million for our Rent-A-Center Business stores.
Social Unrest. During the second quarter of 2020, we incurred expenses resulting from certain civil unrest that occurred in connection with efforts to institute law enforcement and other social and political reforms. In connection with this unrest, approximately 30 Rent-A-Center Business stores were looted and/or damaged, resulting in $0.6 million of inventory write-offs and $0.1 million in disposal of fixed assets.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to other charges for the six months ended June 30, 2020 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2019	Charges & Adjustments	Payments & Adjustments	Accrued Charges at June 30, 2020
Cash charges:
Labor costs	$738	$1,484	$(957)	$1,265
Lease obligations(1)	—	(414)	414	—
Shutdown and holding costs	—	1,307	(1,307)	—
Total cash charges	$738	2,377	$(1,850)	$1,265
Non-cash charges:
Rental merchandise losses(2)		620
Asset impairments(3)		955
Other(4)		5,672
Total other charges		$9,624
(1) Includes lease abatement credits related to renegotiated lease agreements in response to COVID-19
(2) Looting related to social unrest
(3) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores and previously closed product service centers, damage related to social unrest, as well as a write-down of capitalized software in the first six months of 2020.
(4) Other primarily includes legal settlement reserves, state tax audit assessment reserves, expenses related to COVID-19, partially offset by the receipt of insurance proceeds related to Hurricane Maria.
Note 10 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from certain basic product categories: furniture, consumer electronics, appliances, computers, and accessories. Smartphones are also offered in our Rent-A-Center Business stores and franchise locations. In addition, in the Rent-A-Center Business segment, we have recently expanded into other product categories including, tires, tools, handbags, jewelry and other accessories.
Segment information for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues
Rent-A-Center Business	$459,192	$451,096	$914,157	$925,153
Preferred Lease	191,243	176,389	407,370	372,911
Mexico	10,611	13,551	24,157	26,896
Franchising	22,700	14,889	40,001	27,659
Total revenues	$683,746	$655,925	$1,385,685	$1,352,619

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Gross profit
Rent-A-Center Business	$316,047	$313,871	$633,605	$638,511
Preferred Lease	71,391	80,380	159,706	166,708
Mexico	7,432	9,411	16,960	18,680
Franchising	4,662	4,409	9,439	9,038
Total gross profit	$399,532	$408,071	$819,710	$832,937

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating profit
Rent-A-Center Business	$85,132	$64,925	$153,075	$118,236
Preferred Lease	6,233	22,734	24,455	44,247
Mexico	1,052	1,474	2,019	2,693
Franchising	3,029	1,803	5,548	3,581
Total segments	95,446	90,936	185,097	168,757
Corporate	(41,811)	38,893	(82,587)	(21,579)
Total operating profit	$53,635	$129,829	$102,510	$147,178

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Depreciation and amortization
Rent-A-Center Business	$4,876	$5,110	$9,833	$10,582
Preferred Lease	474	313	1,001	661
Mexico	95	95	188	235
Franchising	10	9	13	39
Total segments	5,455	5,527	11,035	11,517
Corporate	8,893	9,594	18,226	19,377
Total depreciation and amortization	$14,348	$15,121	$29,261	$30,894

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Capital expenditures
Rent-A-Center Business	$3,504	$907	$4,484	$1,465
Preferred Lease	2	54	86	101
Mexico	52	27	89	30
Total segments	3,558	988	4,659	1,596
Corporate	2,041	1,592	10,091	3,492
Total capital expenditures	$5,599	$2,580	$14,750	$5,088

(in thousands)	June 30, 2020	December 31, 2019
On rent rental merchandise, net
Rent-A-Center Business	$399,647	$411,482
Preferred Lease	232,373	268,845
Mexico	13,502	16,943
Total on rent rental merchandise, net	$645,522	$697,270

(in thousands)	June 30, 2020	December 31, 2019
Held for rent rental merchandise, net
Rent-A-Center Business	$85,680	$131,086
Preferred Lease	1,508	1,254
Mexico	4,459	6,078
Total held for rent rental merchandise, net	$91,647	$138,418

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	June 30, 2020	December 31, 2019
Assets by segment
Rent-A-Center Business	$866,198	$953,151
Preferred Lease	321,883	357,859
Mexico	29,056	33,707
Franchising	14,344	11,095
Total segments	1,231,481	1,355,812
Corporate	345,147	226,986
Total assets	$1,576,628	$1,582,798

Note 11 - Common Stock and Stock-Based Compensation
In March 2020, our Board of Directors authorized a stock repurchase program with respect to the purchase of up to an aggregate of $75 million of Rent-A-Center common stock, superseding our prior authorization. While the program was temporarily suspended due to the COVID-19 pandemic, $58.5 million remains available for repurchases from time to time, in the open market and privately negotiated transactions. During the six months ended June 30, 2020, we repurchased 1,461,177 shares of its common stock for an aggregate purchase price of $26.5 million, which includes shares with an aggregate purchase price of $16.5 million under the March 2020 authorization. No shares were repurchased during the six months ended June 30, 2019.
We recognized $2.9 million and $2.0 million in compensation expense related to stock options and restricted stock units during the three months ended June 30, 2020 and 2019, respectively, and $5.9 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we granted approximately 349,000 stock options, 269,000 market-based performance restricted stock units and 187,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 45.62% to 52.25%, a risk-free interest rate of 0.30% to 1.72%, an expected dividend yield of 4.02% to 8.20%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2020 was $24.21 and the weighted-average grant-date fair value was $6.75. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2020 was $30.24 and $25.02, respectively.
Note 12 - Contingencies
From time to time, we are a party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings and inquiries, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our condensed consolidated financial statements if and when such losses are incurred.
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
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena seeking information with respect to our Acceptance Now business practices (now part of the Preferred Lease segment). The request for documents and information was sought in connection with a broader investigation of the lease-to-own industry in California. Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with California law and are continuing to discuss resolution of the inquiry with the CAG. At this point, while we

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on our condensed consolidated financial statements.
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net earnings	$38,493	$94,455	$87,785	$101,778
Denominator:
Weighted-average shares outstanding	53,800	54,153	54,287	54,042
Effect of dilutive stock awards	1,424	1,553	1,401	1,559
Weighted-average dilutive shares	55,224	55,706	55,688	55,601

Basic earnings per common share	$0.72	$1.74	$1.62	$1.88
Diluted earnings per common share	$0.70	$1.70	$1.58	$1.83
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	145	—	145	—
Anti-dilutive performance share units	519	263	519	263
Anti-dilutive stock options	1,349	1,107	1,340	1,123

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects” and includes statements regarding the potential effects of the COVID-19 pandemic on our business, operations, financial performance and prospects. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the impact of the COVID-19 pandemic and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Preferred Lease retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our supplier's ability to satisfy our merchandise needs, (v) our coworkers, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
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
•failure to manage our store labor and other store expenses, including merchandise losses;
•disruptions caused by the operation of our store information management systems;
•risks related to our virtual lease-to-own business, including our ability to continue to develop and successfully implement the necessary technologies;
•our ability to achieve the benefits expected from our integrated retail preferred offering, Preferred Lease, including our ability to integrate our historic, retail partner business (Acceptance Now) and the Merchants Preferred business under the Preferred Lease offering and to successfully grow this business segment;
•exposure to potential operating margin degradation due to the higher cost of merchandise in our Preferred Lease offering and potential for higher merchandise losses;
•our transition to more-readily scalable "cloud-based" solutions;
•our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;
•disruptions in our supply chain;
•limitations of, or disruptions in, our distribution network;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•rapid inflation or deflation in the prices of our products;
•our ability to execute and the effectiveness of store consolidations, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;
•our available cash flow and our ability to generate sufficient cash flow to continue paying dividends;
•increased competition from traditional competitors, virtual lease-to-own competitors, online retailers and other competitors, including subprime lenders;
•our ability to identify and successfully market products and services that appeal to our current and future targeted customer segments;
•consumer preferences and perceptions of our brands;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q.
Our Business
We are an industry leading omni-channel lease-to-own provider for the credit-constrained customer. We focus on improving the quality of life of our customers by providing access and the opportunity to obtain ownership of high-quality, durable products via small payments over time under a flexible lease-purchase agreement and no long-term debt obligation. Preferred Lease provides virtual and staffed lease-to-own solutions to retail partners in stores and online enabling our partners to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol "RCII."
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

acquisitions or dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
Recent Developments
COVID-19 Pandemic. Beginning in the latter half of March 2020, the worldwide spread of the respiratory disease caused by a novel coronavirus (“COVID-19”) caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a worldwide pandemic. On March 13, 2020, President Trump declared a national state of emergency for the United States. In response to the issuance of U.S. federal guidelines to contain the spread of the COVID-19 virus, U.S. state and local jurisdictions implemented various containment or mitigation measures, including temporary shelter-in-place orders and the temporary closure of non-essential businesses.
See "Trends and Uncertainties - COVID-19 Pandemic" below, and "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for an additional discussion of operational impacts to our business and additional risks associated with COVID-19.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended June 30, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Pandemic
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Preferred Lease retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Preferred Lease locations, which operated within those stores. In addition, with respect to our Rent-A-Center Business, we temporarily shut down operations at a small number of stores and partially closed approximately 24% of stores. Our partially closed locations operated with closed showrooms, conducting business only through e-commerce web orders. Franchise locations and stores in our Mexico operating segment were also temporarily closed due to COVID-19. In response to the negative impacts to our business resulting from COVID-19, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a period of time, suspending further share repurchases.
Since the onset of the pandemic, the jurisdictional ordinances directly impacting our operations have been withdrawn and, as of the date hereof, all of our staffed Preferred Lease locations and store operations in our Rent-A-Center Business, Mexico and Franchising operating segments are fully operational. Nonetheless, there are no assurances we will not be subject to future government actions negatively impacting our business as the pandemic progresses. In addition, while we may also be impacted by deteriorating worldwide economic conditions, including elevated unemployment rates throughout the United States, which could have a sustained impact on discretionary consumer spending, the lease-to-own transaction is a resilient model that provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering financing options.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

profit on a year-over-year basis in our 2018 and 2019 results of operations, we do not expect to continue to realize cost reduction benefits in future periods at the same annualized rate as past periods.
Overview
The following briefly summarizes certain of our financial information for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
During the first six months of 2020, consolidated revenues increased approximately $33.1 million, primarily driven by our Preferred Lease virtual solution and increases in same store sales, partially offset by refranchising of approximately 100 Rent-A-Center Business corporate stores during the preceding 18 months. Operating profit decreased approximately $44.7 million for the six months ended June 30, 2020, primarily due to our receipt during the second quarter of 2019 of $92.5 million in settlement of litigation relating to our termination of the merger agreement by and among Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Rent-A-Center, Inc., of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the termination (the "Vintage Settlement Proceeds").
Revenues in our Rent-A-Center Business segment decreased approximately $11.0 million for the six months ended June 30, 2020, driven primarily by the refranchising of approximately 100 Rent-A-Center Business corporate stores as described above and rationalization of our store base, partially offset by an increase in same store sales driven by higher merchandise sales. Gross profit as a percentage of revenue increased 0.3%. Operating profit increased $34.8 million for the six months ended June 30, 2020, primarily driven by decreased operating expenses.
The Preferred Lease segment revenues increased approximately $34.5 million for the six months ended June 30, 2020, primarily due to the implementation of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019, in addition to growth in our staffed model, despite negative impacts related to the temporary closure of stores due to the COVID-19 pandemic. Gross profit as a percent of revenue decreased 5.5% and operating profit decreased approximately $19.8 million for the six months ended June 30, 2020 primarily due to a higher number of early payouts, higher merchandise losses primarily due to the COVID-19 pandemic, and higher mix of virtual locations.
The Mexico segment revenues decreased by 10.2% for the six months ended June 30, 2020, driving a decrease in gross profit of 9.2%, or $1.7 million.
Revenues for the Franchising segment increased $12.3 million for the six months ended June 30, 2020, primarily due to higher store count resulting from the refranchising of approximately 60 Rent-A-Center Business corporate stores as described above and higher inventory purchases by our franchisees.
Cash flow from operations was $254.7 million for the six months ended June 30, 2020. As of June 30, 2020, we held $206.4 million of cash and cash equivalents and outstanding indebtedness of $198.5 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues
Store
Rentals and fees	$534,737	$551,680	$(16,943)	(3.1)%	$1,102,737	$1,115,034	$(12,297)	(1.1)%
Merchandise sales	108,080	70,842	37,238	52.6%	209,460	175,312	34,148	19.5%
Installment sales	17,643	17,270	373	2.2%	32,390	32,706	(316)	(1.0)%
Other	775	1,244	(469)	(37.7)%	1,497	1,908	(411)	(21.5)%
Total store revenue	661,235	641,036	20,199	3.2%	1,346,084	1,324,960	21,124	1.6%
Franchise
Merchandise sales	18,047	10,673	7,374	69.1%	30,484	19,129	11,355	59.4%
Royalty income and fees	4,464	4,216	248	5.9%	9,117	8,530	587	6.9%
Total revenues	683,746	655,925	27,821	4.2%	1,385,685	1,352,619	33,066	2.4%
Cost of revenues
Store
Cost of rentals and fees	157,124	155,658	1,466	0.9%	322,579	311,030	11,549	3.7%
Cost of merchandise sold	102,960	76,034	26,926	35.4%	201,717	179,425	22,292	12.4%
Cost of installment sales	6,092	5,682	410	7.2%	11,117	10,606	511	4.8%
Total cost of store revenues	266,176	237,374	28,802	12.1%	535,413	501,061	34,352	6.9%
Franchise cost of merchandise sold	18,038	10,480	7,558	72.1%	30,562	18,621	11,941	64.1%
Total cost of revenues	284,214	247,854	36,360	14.7%	565,975	519,682	46,293	8.9%
Gross profit	399,532	408,071	(8,539)	(2.1)%	819,710	832,937	(13,227)	(1.6)%
Operating expenses
Store expenses
Labor	129,929	152,899	(22,970)	(15.0)%	283,723	314,555	(30,832)	(9.8)%
Other store expenses	160,756	149,225	11,531	7.7%	322,474	313,019	9,455	3.0%
General and administrative expenses	32,943	38,534	(5,591)	(14.5)%	72,118	71,458	660	0.9%
Depreciation and amortization	14,348	15,121	(773)	(5.1)%	29,261	30,894	(1,633)	(5.3)%
Other charges and (gains)	7,921	(77,537)	85,458	110.2%	9,624	(44,167)	53,791	121.8%
Total operating expenses	345,897	278,242	67,655	24.3%	717,200	685,759	31,441	4.6%
Operating profit	53,635	129,829	(76,194)	(58.7)%	102,510	147,178	(44,668)	(30.3)%
Interest, net	3,896	8,095	(4,199)	(51.9)%	8,199	16,610	(8,411)	(50.6)%
Earnings before income taxes	49,739	121,734	(71,995)	(59.1)%	94,311	130,568	(36,257)	(27.8)%
Income tax expense	11,246	27,279	(16,033)	(58.8)%	6,526	28,790	(22,264)	(77.3)%
Net earnings	$38,493	$94,455	$(55,962)	(59.2)%	$87,785	$101,778	$(13,993)	(13.7)%
Three Months Ended June 30, 2020, compared to Three Months Ended June 30, 2019
Store Revenue. Total store revenue increased by $20.2 million, or 3.2%, to $661.2 million for the three months ended June 30, 2020, from $641.0 million for the three months ended June 30, 2019. This increase was primarily due to increases of approximately $14.9 million and $8.1 million in revenues in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2020, increased by $1.4 million, or 0.9%, to $157.1 million as compared to $155.7 million in 2019. This increase in cost of rentals and fees was primarily attributable to an increase of $6.4 million in the Preferred Lease segment, partially offset by a decrease of $4.1 million in the Rent-A-Center Business segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 29.4% for the three months ended June 30, 2020, as compared to 28.2% in 2019.
Cost of Merchandise Sold. Cost of merchandise sold increased by $27.0 million, or 35.4%, to $103.0 million for the three months ended June 30, 2020, from $76.0 million in 2019, primarily attributable to increases of $17.5 and $9.6 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. The gross margin percent of merchandise sales increased to 4.7% for the three months ended June 30, 2020, from (7.3)% in 2019.
Gross Profit. Gross profit decreased by $8.6 million, or 2.1%, to $399.5 million for the three months ended June 30, 2020, from $408.1 million in 2019, due primarily to decreases of $9.0 million and $2.0 million in the Preferred Lease and Mexico segments, respectively, partially offset by an increase of $2.2 million in the Rent-A-Center Business segment, as discussed further in the section "Segment Performance" below. Gross profit as a percentage of total revenue decreased to 58.4% for the three months ended June 30, 2020, as compared to 62.2% in 2019.
Store Labor. Store labor decreased by $23.0 million, or 15.0%, to $129.9 million, for the three months ended June 30, 2020, as compared to $152.9 million in 2019, primarily due to decreases of $12.3 million and $10.1 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as a result of a lower store base and cost savings initiatives, in addition to employee furloughs related to COVID-19. Store labor expressed as a percentage of total store revenue was 19.6% for the three months ended June 30, 2020, as compared to 23.9% in 2019.
Other Store Expenses. Other store expenses increased by $11.6 million, or 7.7%, to $160.8 million for the three months ended June 30, 2020, as compared to $149.2 million in 2019, primarily due to an increase of $18.2 million in the Preferred Lease segment, partially offset by a decrease of $5.9 million in the Rent-A-Center Business segment, as discussed further in the section "Segment Performance" below. Other store expenses expressed as a percentage of total store revenue were 24.3% for the three months ended June 30, 2020, compared to 23.3% in 2019.
General and Administrative Expenses. General and administrative expenses decreased by $5.6 million, or 14.5%, to $32.9 million for the three months ended June 30, 2020, as compared to $38.5 million in 2019, primarily due to cost savings initiatives implemented in response to the COVID-19 pandemic. General and administrative expenses expressed as a percentage of total revenue were 4.8% for the three months ended June 30, 2020, compared to 5.9% in 2019.
Other Charges and (Gains). Other charges and (gains) increased by $85.4 million, to $7.9 million for the three months ended June 30, 2020, as compared to $(77.5) million in 2019. Other charges for the three months ended June 30, 2020 primarily related to legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage and looting related to social unrest, employee payroll and incremental sanitation costs in connection with COVID-19, and store closures impacts, partially offset by rent abatements and insurance proceeds, as discussed further in the section "Segment Performance" below. Other gains for the three months ended June 30, 2019 primarily related to the Vintage Settlement Proceeds and insurance proceeds related to the 2017 hurricanes, partially offset by associated merger termination legal and professional fees, store closures, state tax audit assessments, and cost savings initiatives.
Operating Profit. Operating profit decreased by $76.2 million, to $53.6 million for the three months ended June 30, 2020, as compared to $129.8 million in 2019, primarily due to the increase in other charges described above. Operating profit expressed as a percentage of total revenue was 7.8% for the three months ended June 30, 2020, compared to 19.8% in 2019.
Income Tax. Income tax expense for the three months ended June 30, 2020 was $11.2 million, as compared to $27.3 million in 2019. The effective tax rate was 22.6% for the three months ended June 30, 2020, compared to 22.4% in 2019.
Six Months Ended June 30, 2020, compared to Six Months Ended June 30, 2019
Store Revenue. Total store revenue increased by $21.1 million, or 1.6%, to $1,346.1 million for the six months ended June 30, 2020, from $1,325.0 million for the six months ended June 30, 2019. This increase was primarily due to an increase of approximately $34.5 million in the Preferred Lease segment, partially offset by decreases of $11.0 million and $2.7 million in the Rent-A-Center Business and Mexico segments, respectively, as discussed further in the section "Segment Performance" below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2020, increased by $11.6 million, or 3.7%, to $322.6 million as compared to $311.0

RENT-A-CENTER, INC. AND SUBSIDIARIES

million in 2019. This increase in cost of rentals and fees was primarily attributable to an increase of $20.3 million in the Preferred Lease segment, partially offset by a decrease of $8.0 million in the Rent-A-Center Business segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 29.3% for the six months ended June 30, 2020 as compared to 27.9% in 2019.
Cost of Merchandise Sold. Cost of merchandise sold increased by $22.3 million, or 12.4%, to $201.7 million for the six months ended June 30, 2020, from $179.4 million in 2019, primarily attributable to increases of $21.1 million and $1.4 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. The gross margin percent of merchandise sales increased to 3.7% for the six months ended June 30, 2020, from (2.3)% in 2019.
Gross Profit. Gross profit decreased by $13.2 million, or 1.6%, to $819.7 million for the six months ended June 30, 2020, from $832.9 million in 2019, due primarily to decreases of $7.0 million and $4.9 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. Gross profit as a percentage of total revenue decreased to 59.2% for the six months ended June 30, 2020, as compared to 61.6% in 2019.
Store Labor. Store labor decreased by $30.9 million, or 9.8%, to $283.7 million, for the six months ended June 30, 2020, as compared to $314.6 million in 2019, primarily attributable to decreases of $16.5 million and $14.1 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. Store labor expressed as a percentage of total store revenue was 21.1% for the six months ended June 30, 2020, as compared to 23.7% in 2019.
Other Store Expenses. Other store expenses increased by $9.5 million, or 3.0%, to $322.5 million for the six months ended June 30, 2020, as compared to $313.0 million in 2019, primarily attributable to an increase of $24.8 million in the Preferred Lease segment, partially offset by decreases of $13.9 million and $1.0 million in the Rent-A-Center Business Lease and Mexico segments, respectively, as discussed further in the section "Segment Performance" below. Other store expenses expressed as a percentage of total store revenue were 24.0% for the six months ended June 30, 2020, compared to 23.6% in 2019.
General and Administrative Expenses. General and administrative expenses increased by $0.6 million, or 0.9%, to $72.1 million for the six months ended June 30, 2020, as compared to $71.5 million in 2019. General and administrative expenses expressed as a percentage of total revenue were 5.2% for the six months ended June 30, 2020, compared to 5.3% in 2019.
Other Charges and (Gains). Other charges and (gains) increased by $53.8 million, to $9.6 million for the six months ended June 30, 2020, as compared to $(44.2) million in 2019. Other charges for the six months ended June 30, 2020 primarily related to legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage and looting related to social unrest, employee payroll and sanitation costs in connection with COVID-19, and store closure impacts, partially offset by rent abatements and insurance proceeds. Other gains for the six months ended June 30, 2019 primarily related to the Vintage Settlement Proceeds, and insurance proceeds related to the 2017 hurricanes, partially offset by the Blair class action settlement costs, associated merger termination legal and professional fees, store closures, state tax audit assessments, and cost savings initiatives
Operating Profit. Operating profit decreased by $44.7 million, to $102.5 million for the six months ended June 30, 2020, as compared to $147.2 million in 2019, primarily due to the increase in other charges described above. Operating profit expressed as a percentage of total revenue was 7.4% for the six months ended June 30, 2020, compared to 10.9% in 2019. Excluding other charges and (gains), operating profit was $112.1 million, or 8.1% of revenue for the six months ended June 30, 2020, compared to $103.0 million, or 7.6% of revenue for the comparable period of 2019.
Income Tax. Income tax expense for the six months ended June 30, 2020 was $6.5 million, as compared to $28.8 million in 2019. The effective tax rate was 6.9% for the six months ended June 30, 2020, compared to 22.0% in 2019. The decrease in income tax expense for the six months ended June 30, 2020 compared to 2019 was primarily related to the tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020 (the "CARES Act").

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Rent-A-Center Business segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$459,192	$451,096	$8,096	1.8%	$914,157	$925,153	$(10,996)	(1.2)%
Gross profit	316,047	313,871	2,176	0.7%	633,605	638,511	(4,906)	(0.8)%
Operating profit	85,132	64,925	20,207	31.1%	153,075	118,236	34,839	29.5%
Change in same store revenue				7.8%				4.7%
Stores in same store revenue calculation(1)				1,494				1,546
(1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. We exclude from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 24th full month following account transfer. Due to the COVID-19 pandemic and related temporary store closures, all 32 stores in Puerto Rico were excluded starting in March 2020 and will remain excluded for 18 months.
Revenues. The decrease in revenue for the six months ended June 30, 2020 was driven primarily by a decrease in rentals and fees revenue of $28.9 million, partially offset by an increase in merchandise sales of $18.9 million, as compared to 2019. The decrease is primarily due to our refranchising efforts and the rationalization of our Rent-A-Center Business store base, partially offset by an increase in same store sales, which were positively impacted by government stimulus and supplemental unemployment benefits issued by the federal government in response to the COVID-19 pandemic.
Gross Profit. Gross profit decreased for six months ended June 30, 2020, as compared to 2019, primarily due to the decreases in revenue described above, partially offset by decreases in costs of rentals and fees. Gross profit increased for the three months ended June 30, 2020, as compared to 2019, primarily due to increases in revenue described above, partially offset by increases in cost of merchandise sales. Gross profit as a percentage of segment revenues was 68.8% and 69.3% for the three and six months ended June 30, 2020, as compared to 69.6% and 69.0% for the respective periods in 2019.
Operating Profit. Operating profit as a percentage of segment revenues was 18.5% and 16.7% for the three and six months ended June 30, 2020, compared to 14.4% and 12.8% for the respective periods in 2019, primarily due to decreases in store labor and other store expenses of $30.3 million and $16.0 million, respectively. Declines in store labor and other store expenses were driven primarily by lower store count, partially offset by higher merchandise losses. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.7% and 3.8% for the three and six months ended June 30, 2020, compared to 3.2% and 3.4% for the respective periods in 2019. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.7% and 1.4% for the three and six months ended June 30, 2020, compared to 1.1% and 1.2% for the respective periods in 2019. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Preferred Lease segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$191,243	$176,389	$14,854	8.4%	$407,370	$372,911	$34,459	9.2%
Gross profit	71,391	80,380	(8,989)	(11.2)%	159,706	166,708	(7,002)	(4.2)%
Operating profit	6,233	22,734	(16,501)	(72.6)%	24,455	44,247	(19,792)	(44.7)%
Revenues. The increase in revenue for the three and six months ended June 30, 2020 compared to 2019, was primarily due to the implementation of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2020, compared to 2019, primarily driven by a higher number of early payouts resulting from government stimulus and supplemental unemployment benefits issued by the federal government in response to the COVID-19 pandemic. Gross profit as a percentage of segment revenues decreased to 37.3% and 39.2% for the three and six months ended June 30, 2020, compared to 45.6% and 44.7% for the respective periods in 2019.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Operating Profit. Operating profit decreased by 72.6% and 44.7% for the three and six months ended June 30, 2020, as compared to 2019. The decreases in operating profit for the three and six months ended June 30, 2020 were primarily due to increases in other store expenses. Operating profit as a percentage of segment revenues decreased to 3.3% and 6.0% for the three and six months ended June 30, 2020, compared to 12.9% and 11.9% for the respective periods in 2019. The increase in other store expenses was primarily due to higher merchandise losses, primarily due to incremental reserves recognized for higher expected skip / stolen losses related to COVID-19, a higher mix of virtual locations, and investments to support expected revenue growth. Charge-offs in our Preferred Lease locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 18.4% and 15.1% for the three and six months ended June 30, 2020, compared to 9.6% and 9.8% for the respective periods in 2019. Charge-offs in our Preferred Lease locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.3% for both the three and six months ended June 30, 2020, compared to 0.2% and 0.3% in 2019.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$10,611	$13,551	$(2,940)	(21.7)%	$24,157	$26,896	$(2,739)	(10.2)%
Gross profit	7,432	9,411	(1,979)	(21.0)%	16,960	18,680	(1,720)	(9.2)%
Operating profit	1,052	1,474	(422)	(28.6)%	2,019	2,693	(674)	(25.0)%
Change in same store revenue				(2.6)%				2.7%
Stores in same store revenue calculation(1)				101				108
1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. We exclude from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 24th full month following account transfer.
Revenues. Revenues for the three and six months ended June 30, 2020 were negatively impacted by exchange rate fluctuations of approximately $2.3 million and $2.9 million as compared to the same periods in 2019. On a constant currency basis, revenues for the three months ended June 30, 2020 decreased approximately $0.6 million and revenues for the six months ended June 30, 2020 increased approximately $0.2 million as compared to the same periods in 2019.
Gross Profit. Gross profit for the three and six months ended June 30, 2020 was negatively impacted by exchange rate fluctuations of approximately $1.6 million and $2.0 million as compared to the same periods in 2019. On a constant currency basis, gross profit for the three months ended June 30, 2020 decreased by approximately $0.4 million and gross profit for the six months ended June 30, 2020 increased by approximately $0.3 million as compared to the same periods in 2019. Gross profit as a percentage of segment revenues was 70.0% and 70.2% for the three and six months ended June 30, 2020, compared to 69.4% and 69.5% for the respective periods in 2019.
Operating Profit. Operating profit for the three and six months ended June 30, 2020 were each negatively impacted by exchange rate fluctuations of approximately $0.2 million compared to 2019. Operating profit as a percentage of segment revenues decreased to 9.9% and 8.4% for the three and six months ended June 30, 2020, from 10.9% and 10.0% for the respective periods in 2019.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$22,700	$14,889	$7,811	52.5%	$40,001	$27,659	$12,342	44.6%
Gross profit	4,662	4,409	253	5.7%	9,439	9,038	401	4.4%
Operating profit	3,029	1,803	1,226	68.0%	5,548	3,581	1,967	54.9%
Revenues. Revenues increased for the three and six months ended June 30, 2020 compared to the respective periods in 2019, primarily due to an increase in franchise locations as a result of refranchising approximately 60 and 100 Rent-A-Center Business corporate stores during the preceding 15 and 18 months, respectively, and higher inventory purchases by our franchisees.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Gross Profit. Gross profit as a percentage of segment revenues decreased to 20.5% and 23.6% for the three and six months ended June 30, 2020, from 29.6% and 32.7% for the respective periods in 2019, primarily due to changes in our revenue mix of franchise royalties and fees and rental merchandise sales, related to the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues increased for the three and six months ended June 30, 2020 to 13.3% and 13.9%, compared to 12.1% and 12.9% for the respective periods in 2019, primarily due to a decrease in other store operating expenses.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2020, we generated $254.7 million in operating cash flow. We paid down $41.0 million of debt using cash generated from operations, and used cash in the amount of $31.6 million for dividends, $26.5 million for share repurchases, and $14.8 million for capital expenditures. We ended the second quarter of 2020 with $206.4 million of cash and cash equivalents and outstanding indebtedness of $198.5 million.
Analysis of Cash Flow. Cash provided by operating activities increased $69.3 million to $254.7 million for the six months ended June 30, 2020, from $185.4 million in 2019. This increase was primarily attributable to a decrease in rental merchandise purchases during the six months ended June 30, 2020 compared to the same period in 2019, receipt of our federal tax refund of approximately $30 million, and other net changes in operating assets and liabilities.
Cash (used in) provided by investing activities was $(14.4) million for the six months ended June 30, 2020, compared to $9.5 million in 2019, a change of $(23.9) million, primarily due to an increase in capital expenditures and lower proceeds from the sale of property assets.
Cash (used in) provided by financing activities was $(102.7) million for the six months ended June 30, 2020, compared to $2.4 million in 2019, a change of $(105.1) million, primarily due to increases in debt repayments of $233.6 million, dividends paid of $31.6 million, and share repurchases of $26.5 million, partially offset by an increase in proceeds from debt of $192.6 million for the six months ended June 30, 2020.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases and other operating expenses. Other capital requirements include expenditures for property assets, including rental expense, debt service, and dividends. Historically, our primary source of liquidity has been cash provided by operations. Should we require additional funding sources, we maintain our ABL Credit Facility with commitments of up to $300 million, subject to the terms and availability of our ABL Credit Facility. We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In March 2020, as a precautionary measure in response to negative impacts to our operations stemming from the COVID-19 pandemic, we drew down approximately $118.0 million against our ABL Credit Facility to enhance our financial flexibility and increase our available cash on hand. With cash flow generated from operations, in June 2020, we repaid the full outstanding balance of approximately $163.0 million borrowed against our ABL Credit Facility and had no outstanding borrowings as of June 30, 2020.
In response to the negative impacts to our business resulting from COVID-19, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a period of time, suspending further share repurchases. In addition, we received approximately $30 million in federal tax refunds described above, including $12 million related to net operating loss carrybacks at a 35% tax rate in connection with the CARES Act, and expect to defer approximately $19 million in employer payroll taxes to future periods.
Taking into consideration our efforts to minimize expenses in response to COVID-19 and benefits from the CARES Act, and based on current assumptions and expectations, we believe the cash flow generated from operations and other sources of liquidity including availability under our ABL Credit Facility will be sufficient to fund our operations over the next 12 months.
At July 29, 2020, we had approximately $190.3 million in cash on hand and $211.2 million available under our ABL Credit Agreement at June 30, 2020. In addition, in June 2020, the Rent-A-Center Board of Directors declared a cash dividend of $0.29 per share for the third quarter of 2020, which was paid on July 28, 2020 to stockholders of record at the close of business on July 10, 2020.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Act. The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December

RENT-A-CENTER, INC. AND SUBSIDIARIES

31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $194 million for us in 2019. We estimate the remaining tax deferral associated with bonus depreciation from the Tax Act was approximately $239 million at December 31, 2019, of which approximately 78%, or $189 million, will reverse in 2020, and the majority of the remainder will reverse between 2021 and 2022.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Customer stolen merchandise (1)	$54,519	$33,443	$101,429	$73,189
Other merchandise losses (2)	8,153	5,467	14,244	12,304
Total merchandise losses	$62,672	$38,910	$115,673	$85,493
(1)Includes incremental loss reserves of approximately $5.6 million due to higher expected skip / stolen losses related to COVID-19
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $14.8 million and $5.1 million on capital expenditures during the six months ended June 30, 2020 and 2019, respectively.
Acquisitions and New Location Openings. During the first six months of 2020, we did not acquire any new locations or customer accounts.
The table below summarizes the store location activity for the six-month period ended June 30, 2020 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,973	123	372	2,468
New location openings	—	—	—	—
Conversions	—	—	—	—
Closed locations
Merged with existing locations	(18)	(2)	—	(20)
Sold or closed with no surviving location	(1)	—	(2)	(3)
Locations at end of period	1,954	121	370	2,445

Senior Debt. As discussed in Note 7 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, in August 2019, we completed the refinancing of our prior revolving facility and, effective August 5, 2019, redeemed in full our unsecured senior notes using cash on hand and proceeds from our new $300 million ABL Credit Facility and $200 million from a new term loan under our ABL Credit Agreement. We may use, subject to certain limitations and borrowing availability, $150 million under our ABL Credit Agreement for the issuance of letters of credit, of which $88.8 million, primarily relating to workers compensation, had been so utilized as of July 29, 2020. The ABL Credit Agreement has a scheduled maturity date of August 5, 2024.
Store Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed formulas.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2020:

	Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Term Loan(1)	$198,500	$1,000	$4,000	$4,000	$189,500
ABL Credit Agreement(2)	—	—	—	—	—
Operating Leases	329,782	67,972	162,975	69,512	29,323
Total(3)	$528,282	$68,972	$166,975	$73,512	$218,823
(1)Does not include interest payments. Our Term Loan bears interest at varying rates equal to the Eurodollar rate plus 4.50%. The Eurodollar rate on our Term Loan at June 30, 2020, was 4.69%.
(2)Our ABL Credit Agreement bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.00%. The weighted average Eurodollar rate on our ABL Credit Agreement at June 30, 2020, was 1.69%.
(3)As of June 30, 2020, we have recorded $23.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2020, we had $198.5 million outstanding under our term loan credit agreement at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for this indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2020, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2020, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $2.0 million annualized pre-tax charge or credit to our consolidated statement of operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2020, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena seeking information with respect to our Acceptance Now business practices (now part of the Preferred Lease segment). The request for documents and information was sought in connection with a broader investigation of the rent-to-own industry in California. Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with California law and are continuing to discuss resolution of the inquiry with the CAG. At this point, while we cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on our consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
Date: August 6, 2020