Form 10-Q
period 2020-09-30
RENT A CENTER INC DE
filed 2020-10-30
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2020:

Class	Outstanding
Common stock, $.01 par value	54,170,466

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$579,573	$550,795	$1,682,310	$1,665,829
Merchandise sales	91,233	65,552	300,693	240,864
Installment sales	16,580	16,952	48,970	49,658
Other	844	1,054	2,341	2,962
Total store revenues	688,230	634,353	2,034,314	1,959,313
Franchise
Merchandise sales	19,069	11,178	49,553	30,307
Royalty income and fees	4,716	3,840	13,833	12,370
Total revenues	712,015	649,371	2,097,700	2,001,990
Cost of revenues
Store
Cost of rentals and fees	167,027	161,971	489,606	473,001
Cost of merchandise sold	95,177	70,575	296,894	250,000
Cost of installment sales	5,713	5,527	16,830	16,133
Total cost of store revenues	267,917	238,073	803,330	739,134
Franchise cost of merchandise sold	19,070	11,302	49,632	29,923
Total cost of revenues	286,987	249,375	852,962	769,057
Gross profit	425,028	399,996	1,244,738	1,232,933
Operating expenses
Store expenses
Labor	150,493	158,666	434,216	473,221
Other store expenses	140,818	150,366	463,292	463,385
General and administrative expenses	41,576	34,364	113,694	105,822
Depreciation and amortization	13,810	14,894	43,071	45,788
Other (gains) and charges	(1,856)	2,859	7,768	(41,308)
Total operating expenses	344,841	361,149	1,062,041	1,046,908
Operating profit	80,187	38,847	182,697	186,025
Debt refinancing charges	—	2,168	—	2,168
Interest expense	3,350	6,733	11,958	26,214
Interest income	(152)	(85)	(561)	(2,956)
Earnings before income taxes	76,989	30,031	171,300	160,599
Income tax expense (benefit)	12,959	(1,246)	19,485	27,544
Net earnings	$64,030	$31,277	$151,815	$133,055
Basic earnings per common share	$1.19	$0.57	$2.80	$2.46
Diluted earnings per common share	$1.15	$0.56	$2.73	$2.39
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)
Net earnings	$64,030	$31,277	$151,815	$133,055
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $162 and $(91), $(872) and $(11) for the three and nine months ended September 30, 2020 and 2019, respectively	609	(344)	(3,280)	(40)
Total other comprehensive income (loss)	609	(344)	(3,280)	(40)
Comprehensive income	$64,639	$30,933	$148,535	$133,015
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$227,398	$70,494
Receivables, net of allowance for doubtful accounts of $7,916 and $5,601 in 2020 and 2019, respectively	75,471	84,123
Prepaid expenses and other assets	40,172	46,043
Rental merchandise, net
On rent	680,955	697,270
Held for rent	119,903	138,418
Merchandise held for installment sale	4,287	4,878
Property assets, net of accumulated depreciation of $550,958 and $522,826 in 2020 and 2019, respectively	145,298	166,138
Operating lease right-of-use assets	280,845	281,566
Deferred tax asset	14,889	14,889
Goodwill	70,217	70,217
Other intangible assets, net	8,130	8,762
Total assets	$1,667,565	$1,582,798
LIABILITIES
Accounts payable – trade	$176,304	$168,120
Accrued liabilities	305,919	275,777
Operating lease liabilities	283,784	285,041
Deferred tax liability	168,622	163,984
Senior debt, net	190,599	230,913
Total liabilities	1,125,228	1,123,835
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 112,023,559 and 111,166,229 shares issued in September 30, 2020 and December 31, 2019, respectively	1,103	1,110
Additional paid-in capital	878,965	869,617
Retained earnings	1,051,760	947,875
Treasury stock at cost, 57,889,659 and 56,428,482 shares in September 30, 2020 and December 31, 2019, respectively	(1,375,541)	(1,348,969)
Accumulated other comprehensive loss	(13,950)	(10,670)
Total stockholders' equity	542,337	458,963
Total liabilities and stockholders' equity	$1,667,565	$1,582,798
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
Adoption of ASU 2016-13	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	49,292	—	—	49,292
Other comprehensive loss	—	—	—	—	—	(3,906)	(3,906)
Purchase of treasury stock	—	(14)	—	—	(26,511)	—	(26,525)
Exercise of stock options	69	1	1,194	—	—	—	1,195
Vesting of restricted share units	434	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,270)	—	—	—	(5,270)
Stock-based compensation	—	—	3,043	—	—	—	3,043
Balance at March 31, 2020	111,669	$1,101	$868,580	$996,398	$(1,375,480)	$(14,576)	$476,023
Net earnings	—	—	—	38,493	—	—	38,493
Other comprehensive income	—	—	—	—	—	17	17
Exercise of stock options	42	—	486	—	—	—	486
Stock-based compensation	—	—	2,849	—	—	—	2,849
Dividends declared	—	—	—	(31,292)	—	—	(31,292)
Balance at June 30, 2020	111,711	$1,101	$871,915	$1,003,599	$(1,375,480)	$(14,559)	$486,576
Net earnings	—	—	—	64,030	—	—	64,030
Other comprehensive income	—	—	—	—	—	609	609
Purchase of treasury stock	—	—	—	—	(61)	—	(61)
Exercise of stock options	226	2	4,053	—	—	—	4,055
MP Acquisition Share Release	87	—	—	—	—	—	—
Stock-based compensation	—	—	2,997	—	—	—	2,997
Dividends declared	—	—	—	(15,869)	—	—	(15,869)
Balance at September 30, 2020	112,024	$1,103	$878,965	$1,051,760	$(1,375,541)	$(13,950)	$542,337
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Net earnings	—	—	—	7,323	—	—	7,323
Other comprehensive income	—	—	—	—	—	521	521
Exercise of stock options	284	3	2,889	—	—	—	2,892
Vesting of restricted share units	218	2	(2)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	709	—	—	—	709
Balance at March 31, 2019	110,412	$1,104	$840,298	$811,271	$(1,347,677)	$(10,744)	$294,252
Net earnings	—	—	—	94,455	—	—	94,455
Other comprehensive loss	—	—	—	—	—	(217)	(217)
Exercise of stock options	101	1	1,417	—	—	—	1,418
Vesting of restricted share units	49	—	—	—	—	—	—
Stock-based compensation	—	—	1,982	—	—	—	1,982
Balance at June 30, 2019	110,562	$1,105	$843,697	$905,726	$(1,347,677)	$(10,961)	$391,890
Net loss	—	—	—	31,277	—	—	31,277
Other comprehensive loss	—	—	—	—	—	(344)	(344)
Exercise of stock options	105	1	1,502	—	—	—	1,503
Stock-based compensation	—	—	1,952	—	—	—	1,952
Dividends Declared	—	—	—	(13,707)	—	—	(13,707)
MP Acquisition	439	4	19,165	—	—	—	19,169
September 30, 2019	111,106	$1,110	$866,316	$923,296	$(1,347,677)	$(11,305)	$431,740
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
(In thousands)
Cash flows from operating activities
Net earnings	$151,815	$133,055
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	471,530	455,143
Bad debt expense	10,959	11,591
Stock-based compensation expense	8,889	4,644
Depreciation of property assets	42,268	45,551
Loss on sale or disposal of property assets	1,067	278
Amortization of intangibles	810	237
Amortization of financing fees	1,186	2,574
Write-off of debt financing fees	—	2,168
Deferred income taxes	4,383	16,629
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(435,722)	(387,098)
Receivables	(2,465)	(11,891)
Prepaid expenses and other assets	5,871	10,080
Operating lease right-of-use assets and lease liabilities	(536)	5,305
Accounts payable – trade	8,184	(8,796)
Accrued liabilities	27,987	(51,341)
Net cash provided by operating activities	296,226	228,129
Cash flows from investing activities
Purchase of property assets	(22,557)	(12,010)
Proceeds from sale of property assets	196	16,922
Hurricane insurance recovery proceeds	158	995
Acquisitions of businesses	(700)	(28,722)
Net cash used in investing activities	(22,903)	(22,815)
Cash flows from financing activities
Share repurchases	(26,572)	—
Exercise of stock options	5,737	5,813
Shares withheld for payment of employee tax withholdings	(5,270)	(1,733)
Debt issuance costs	—	(8,454)
Proceeds from debt	198,000	285,400
Repayments of debt	(239,500)	(568,140)
Dividends paid	(47,329)	—
Net cash used in financing activities	(114,934)	(287,114)
Effect of exchange rate changes on cash	(1,485)	91
Net increase (decrease) in cash and cash equivalents	156,904	(81,709)
Cash and cash equivalents at beginning of period	70,494	155,391
Cash and cash equivalents at end of period	$227,398	$73,682
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
COVID-19
During the first quarter of 2020, the respiratory disease caused by a novel coronavirus (“COVID-19”) began to spread worldwide causing the World Health Organization to declare the outbreak a pandemic, and resulting in significant disruptions to the U.S. and world economies. In response to the issuance of U.S. federal guidelines to contain the spread of the COVID-19 virus, state and local jurisdictions implemented various containment measures, including temporary shelter-in-place orders and closure of non-essential businesses. The effects of these containment measures negatively impacted our operations resulting in the temporary or partial closure of certain locations in all of our U.S. operating segments during the first half of 2020. In addition, certain of our Mexico locations were also temporarily closed in accordance with jurisdictional ordinances issued in Mexico. In response to these restrictions and negative impacts to our operations, we implemented certain measures to reduce operating expenses and cash flow uses in order to mitigate these effects. In addition, we implemented additional electronic payment methods for our Rent-A-Center Business and Preferred Lease customers.
While the pandemic is ongoing and uncertainties remain that may not allow us to accurately predict the full impact that COVID-19 will ultimately have on our business, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments, and staffed Preferred Lease locations temporarily or partially closed at the onset of the pandemic, were reopened in the second quarter of 2020 and continue to remain fully operational.
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
Principles of Consolidation and Nature of Operations
These financial statements included herein include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to the "Company", “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Preferred Lease, Mexico and Franchising.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. We adopted ASU 2017-04 beginning January 1, 2020, using a prospective approach. There was no impact on our financial statements for the nine months ended September 30, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. We adopted ASU 2018-13 beginning January 1, 2020, using a prospective approach. There was no impact on our financial statements for the nine months ended September 30, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing agreement under the internal-use software guidance in ASC 350-40. We adopted ASU 2018-15 beginning January 1, 2020, using a prospective approach. Following our adoption of this ASU, deferred implementation costs related to cloud computing arrangements are recorded to prepaid expenses and other assets in our condensed consolidated balance sheet and subsequently amortized to other store expenses in our condensed consolidated statement of operations. Impacts to our financial statements resulting from the adoption of this ASU were immaterial to our financial statements for the nine months ended September 30, 2020.
Note 2 - Acquisitions and Store Sales
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
California Refranchise Sale
On July 22, 2020, we entered into an asset purchase agreement to sell all 99 Rent-A-Center Business corporate stores in the state of California to an experienced franchisee. The sale was consummated on October 5, 2020 for cash consideration of approximately $16 million, including approximately $1 million paid for related franchise fees. In accordance with the criteria included in US GAAP, assets sold in connection with the sale were classified as assets held for sale and reported at their net book value as of September 30, 2020, including idle and on-rent inventory of approximately $31.1 million and property assets of approximately $0.8 million.
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$414,798	$153,306	$11,469	$—	$579,573
Merchandise sales	42,459	48,096	678	—	91,233
Installment sales	16,580	—	—	—	16,580
Other	386	257	12	189	844
Total store revenues	474,223	201,659	12,159	189	688,230
Franchise
Merchandise sales	—	—	—	19,069	19,069
Royalty income and fees	—	—	—	4,716	4,716
Total revenues	$474,223	$201,659	$12,159	$23,974	$712,015

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,193,301	$454,744	$34,265	$—	$1,682,310
Merchandise sales	144,887	153,774	2,032	—	300,693
Installment sales	48,970	—	—	—	48,970
Other	1,222	511	19	589	2,341
Total store revenues	1,388,380	609,029	36,316	589	2,034,314
Franchise
Merchandise sales	—	—	—	49,553	49,553
Royalty income and fees	—	—	—	13,833	13,833
Total revenues	$1,388,380	$609,029	$36,316	$63,975	$2,097,700

	Three Months Ended September 30, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$389,421	$148,711	$12,663	$—	$550,795
Merchandise sales	29,185	35,667	700	—	65,552
Installment sales	16,952	—	—	—	16,952
Other	939	108	7	—	1,054
Total store revenues	436,497	184,486	13,370	—	634,353
Franchise
Merchandise sales	—	—	—	11,178	11,178
Royalty income and fees	—	—	—	3,840	3,840
Total revenues	$436,497	$184,486	$13,370	$15,018	$649,371

	Nine Months Ended September 30, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,196,800	$431,008	$38,021	$—	$1,665,829
Merchandise sales	112,678	125,963	2,223	—	240,864
Installment sales	49,658	—	—	—	49,658
Other	2,514	426	22	—	2,962
Total store revenues	1,361,650	557,397	40,266	—	1,959,313
Franchise
Merchandise sales	—	—	—	30,307	30,307
Royalty income and fees	—	—	—	12,370	12,370
Total revenues	$1,361,650	$557,397	$40,266	$42,677	$2,001,990
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At September 30, 2020 and December 31, 2019, we had $41.9 million and $39.9 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At September 30, 2020 and December 31, 2019, we had $3.0 million and $2.9 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue primarily consists of other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2020 and December 31, 2019, we had $4.2 million and $4.5 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the nine months ended September 30, 2020 was $8.5 million.
Trade and notes receivables consist primarily of amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

(In thousands)	September 30, 2020	December 31, 2019
Installment sales receivables	$57,939	$56,370
Trade and notes receivables	25,448	33,354
Total receivables	83,387	89,724
Less allowance for doubtful accounts	(7,916)	(5,601)
Total receivables, net of allowance for doubtful accounts	$75,471	$84,123
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
The allowance for doubtful accounts related to trade and notes receivable was $0.9 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts related to installment sales receivable was $7.0 million and $4.1 million at September 30, 2020 and December 31, 2019, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	September 30, 2020
Beginning allowance for doubtful accounts	$5,601
Bad debt expense (1)	10,959
Accounts written off	(9,141)
Recoveries	497
Ending allowance for doubtful accounts	$7,916
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. We include month-to-month leases in operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet. In

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
certain situations involving the sale of a Rent-A-Center Business corporate store to a franchisee, we enter into a lease assignment agreement with the buyer, but we remain the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our condensed consolidated balance sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2022 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back office technology hardware assets.
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.
Total operating lease costs by expense type:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost included in other store expenses(1)	$34,682	$36,441	$106,559	$111,226
Operating lease cost included in other charges	121	2,933	1,081	10,185
Sublease receipts	(2,180)	(2,065)	(6,641)	(5,559)
Total operating lease charges	$32,623	$37,309	$100,999	$115,852
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$85,794	$91,235
Cash paid for short-term operating leases not included in operating lease liabilities	17,466	21,247
Right-of-use assets obtained in exchange for new operating lease liabilities	74,095	36,371
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	September 30, 2020	December 31, 2019
Weighted-average discount rate(1)	7.0%	7.7%
Weighted-average remaining lease term (in years)	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at September 30, 2020:

(In thousands)	Operating Leases
2020	$29,607
2021	101,986
2022	73,861
2023	48,490
2024	31,687
Thereafter	34,289
Total undiscounted operating lease liabilities	319,920
Less: Interest	(36,136)
Total present value of operating lease liabilities	$283,784
In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated certain store lease agreements in the second quarter to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. As of September 30, 2020, we have renegotiated approximately 500 lease agreements, receiving near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.2 million. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of or obligations to the lessor. As a result of this election, we recognized rent abatement credits of approximately $0.8 million for the nine-months ended September 30, 2020 in our condensed consolidated statement of operations.
Note 6 - Income Taxes
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), which includes modifications to the limitation on business interest expense deductions and net operating loss provisions. The effective tax rate was 11.4% for the nine months ended September 30, 2020, compared to 17.2% in 2019, primarily as a result of the tax benefit of net operating loss carrybacks at a 35% tax rate that became available as a result of the CARES Act.
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
The amount outstanding under the Term Loan Credit Agreement was $198.0 million at September 30, 2020. We had no amounts outstanding under our ABL Credit Agreement at September 30, 2020 and had $209.3 million available.
Proceeds from the Term Loan Credit Agreement were net of original issue discount of $2.0 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Agreement and the ABL Credit Agreement, we incurred approximately $6.3 million in debt issuance costs. The original issue discount and debt issuance costs will be amortized over the remaining terms of the respective credit agreements. As of September 30, 2020, the total unamortized balance of debt issuance costs relating to our senior debt and original issue discount reported in the condensed consolidated balance sheet were $5.7 million and $1.7 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of September 30, 2020, we have issued letters of credit in the aggregate outstanding amount of $90.7 million primarily relating to workers compensation insurance claims.
Term Loan Credit Agreement
The Term Loan Credit Agreement, which matures on August 5, 2026, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on the Term Loan Credit Agreement will accrue at the Eurodollar rate plus an applicable margin equal to 4.50%. The margin on the Term Loan Credit Agreement was 4.69% at September 30, 2020.

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
Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. The margin on the ABL Credit Facility was 1.69% at September 30, 2020. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the ABL Credit Agreement. The commitment fee at September 30, 2020 was 0.375%. We paid $0.6 million of commitment fees during the third quarter of 2020.
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
The ABL Credit Agreement contains covenants that are usual and customary for facilities and transactions of this type and are substantially the same as covenants in the Term Loan Credit Agreement. The ABL Credit Facility also requires the maintenance of a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $33.75 million and 15% of the line cap then in effect. The Fixed Charge Coverage Ratio as of September 30, 2020 was 1.58 to 1.00.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The ABL Credit Agreement provides for customary events of default that are substantially the same as events of default in the Term Loan Credit Agreement.
The table below shows the scheduled maturity dates of our outstanding debt at September 30, 2020 for each of the years ending December 31:

(in thousands)	Term Loan	ABL Credit Facility	Total
2020	$500	$—	$500
2021	2,000	—	2,000
2022	2,000	—	2,000
2023	2,000	—	2,000
2024	2,000	—	2,000
Thereafter	189,500	—	189,500
Total senior debt	$198,000	$—	$198,000

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
Our financial instruments include cash and cash equivalents, receivables, payables, and borrowings against our ABL Credit Facility and Term Loan Facility. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2020 and December 31, 2019, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, the carrying value of outstanding borrowings approximates their fair value.
Note 9 - Other Charges
Store Consolidations. During the first nine months of 2020, we closed 25 Rent-A-Center Business stores, resulting in pre-tax charges of $1.2 million in other miscellaneous shutdown and holding costs, $0.4 million in lease impairment charges, and $0.1 million in disposal of fixed assets. During the first nine months of 2019, we closed 83 Rent-A-Center Business stores, resulting in pre-tax charges of $3.1 million in lease impairment, $1.7 million in other miscellaneous shutdown and holding costs, $0.8 million in disposal of fixed assets, and $0.4 million in severance and other payroll-related costs.
Cost Savings Initiatives. During 2018, we began the execution of multiple cost savings initiatives, including reductions in overhead and supply chain operations. In connection with these initiatives, we recorded pre-tax charges during the nine months ended September 30, 2020 consisting of $1.1 million in severance and other payroll-related costs, $0.4 million in lease impairment charges, and $0.4 million in other miscellaneous shutdown and holding costs. Costs incurred during the first nine months of 2019 related to these initiatives included pre-tax charges of $4.7 million in lease impairment charges, $2.8 million in severance and other payroll-related costs, $2.2 million in other miscellaneous shutdown and holding costs, and $0.4 million in disposal of fixed assets.
COVID-19 Pandemic. In March 2020, national efforts to contain the COVID-19 virus began to be implemented. In connection with COVID-19, during the first nine months of 2020, we incurred approximately $1.0 million in sanitization cleaning and personal protective equipment expenses, $0.4 million in payroll-related costs, and $0.2 million in lease expense related to closed stores and idled vehicles, partially offset by real estate lease abatement credits of $0.8 million for our Rent-A-Center Business stores.
Social Unrest. During the second quarter of 2020, we incurred expenses resulting from certain civil unrest that occurred in connection with efforts to institute law enforcement and other social and political reforms. In connection with this unrest, approximately 30 Rent-A-Center Business stores were looted and/or damaged, resulting in $0.7 million of inventory write-offs and $0.1 million in disposal of fixed assets during the first nine months of 2020.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to other charges for the nine months ended September 30, 2020 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2019	Charges & Adjustments	Payments & Adjustments	Accrued Charges at September 30, 2020
Cash charges:
Labor costs	$738	$1,610	$(1,450)	$898
Lease obligations(1)	—	(645)	645	—
Shutdown and holding costs	—	1,573	(1,573)	—
Total cash charges	$738	2,538	$(2,378)	$898
Non-cash charges:
Rental merchandise losses(2)		721
Asset impairments(3)		1,376
Other(4)		3,133
Total other charges		$7,768
(1) Includes lease abatement credits related to renegotiated lease agreements in response to COVID-19.
(2) Reflects losses due to looting.
(3) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores and previously closed product service centers, damage related to looting, as well as a write-down of capitalized software in the first nine months of 2020.
(4) Other primarily includes legal settlement reserves, state tax audit assessment reserves, expenses related to COVID-19, partially offset by proceeds received from the sale of a class action claim and insurance proceeds related to Hurricane Maria in 2017.
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
Segment information for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues
Rent-A-Center Business	$474,223	$436,497	$1,388,380	$1,361,650
Preferred Lease	201,659	184,486	609,029	557,397
Mexico	12,159	13,370	36,316	40,266
Franchising	23,974	15,018	63,975	42,677
Total revenues	$712,015	$649,371	$2,097,700	$2,001,990

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gross profit
Rent-A-Center Business	$332,742	$306,881	$966,347	$945,392
Preferred Lease	78,727	80,113	238,433	246,821
Mexico	8,655	9,286	25,615	27,966
Franchising	4,904	3,716	14,343	12,754
Total gross profit	$425,028	$399,996	$1,244,738	$1,232,933

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating profit
Rent-A-Center Business	$99,950	$52,175	$253,025	$170,411
Preferred Lease	16,073	21,830	40,528	66,077
Mexico	1,724	1,213	3,743	3,906
Franchising	3,146	1,135	8,694	4,716
Total segments	120,893	76,353	305,990	245,110
Corporate	(40,706)	(37,506)	(123,293)	(59,085)
Total operating profit	$80,187	$38,847	$182,697	$186,025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Depreciation and amortization
Rent-A-Center Business	$4,926	$5,037	$14,759	$15,619
Preferred Lease	541	379	1,542	1,040
Mexico	104	82	292	317
Franchising	15	3	28	42
Total segments	5,586	5,501	16,621	17,018
Corporate	8,224	9,393	26,450	28,770
Total depreciation and amortization	$13,810	$14,894	$43,071	$45,788

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Capital expenditures
Rent-A-Center Business	$5,721	$4,129	$10,205	$5,594
Preferred Lease	20	24	106	125
Mexico	116	35	205	65
Total segments	5,857	4,188	10,516	5,784
Corporate	1,950	2,734	12,041	6,226
Total capital expenditures	$7,807	$6,922	$22,557	$12,010

(in thousands)	September 30, 2020	December 31, 2019
On rent rental merchandise, net
Rent-A-Center Business	$417,212	$411,482
Preferred Lease	249,266	268,845
Mexico	14,477	16,943
Total on rent rental merchandise, net	$680,955	$697,270

(in thousands)	September 30, 2020	December 31, 2019
Held for rent rental merchandise, net
Rent-A-Center Business	$112,176	$131,086
Preferred Lease	1,969	1,254
Mexico	5,758	6,078
Total held for rent rental merchandise, net	$119,903	$138,418

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	September 30, 2020	December 31, 2019
Assets by segment
Rent-A-Center Business	$916,894	$953,151
Preferred Lease	337,752	357,859
Mexico	33,957	33,707
Franchising	12,044	11,095
Total segments	1,300,647	1,355,812
Corporate	366,918	226,986
Total assets	$1,667,565	$1,582,798

Note 11 - Common Stock and Stock-Based Compensation
In March 2020, our Board of Directors authorized a stock repurchase program with respect to the purchase of up to an aggregate of $75 million of Rent-A-Center common stock, superseding our prior authorization. During the nine months ended September 30, 2020, the Company repurchased 1,463,377 shares of our common stock for an aggregate purchase price of $26.6 million, which includes shares having aggregate purchase price of $10.0 million that were purchased under a former repurchase program that was previously authorized by our Board of Directors. No shares were repurchased during the nine months ended September 30, 2019. Under the March 2020 authorization, $58.4 million remains available for repurchases in the open market and privately negotiated transactions.
We recognized $3.0 million and $2.0 million in compensation expense related to stock options and restricted stock units during the three months ended September 30, 2020 and 2019, respectively, and $8.9 million and $4.6 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we granted approximately 390,000 stock options, 400,000 market-based performance restricted stock units and 192,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 45.62% to 54.72%, a risk-free interest rate of 0.22% to 1.72%, an expected dividend yield of 4.02% to 8.20%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2020 was $24.47 and the weighted-average grant-date fair value was $6.94. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2020 was $29.05 and $25.06, respectively.
Note 12 - Contingencies
From time to time, we are a party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings and inquiries, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our condensed consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period.
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
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena seeking information with respect to our Acceptance Now business practices (now part of the Preferred Lease segment). The request for documents and information was sought in connection with a broader investigation of the lease-to-own industry in California. Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. After several rounds of negotiations, in September 2020, the CAG proposed revised terms. In both cases, the proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
California law and are continuing to discuss resolution of the inquiry with the CAG. At this point, while we cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on our condensed consolidated financial statements.
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net earnings	$64,030	$31,277	$151,815	$133,055
Denominator:
Weighted-average shares outstanding	53,985	54,487	54,186	54,190
Effect of dilutive stock awards	1,621	1,571	1,476	1,563
Weighted-average dilutive shares	55,606	56,058	55,662	55,753

Basic earnings per common share	$1.19	$0.57	$2.80	$2.46
Diluted earnings per common share	$1.15	$0.56	$2.73	$2.39
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive performance share units	—	260	324	260
Anti-dilutive stock options	907	974	1,238	1,047

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
•our ability to continue to effectively execute our strategic initiatives, including mitigating risks associated with any potential mergers and acquisitions, or refranchising opportunities;
•failure to manage our store labor and other store expenses, including merchandise losses;
•disruptions caused by the operation of our store information management systems;
•risks related to our virtual lease-to-own business, including our ability to continue to develop and successfully implement the necessary technologies;
•our ability to achieve the benefits expected from our integrated retail partner offering, Preferred Lease, including our ability to integrate our historic, retail partner business (Acceptance Now) and the Merchants Preferred business under the Preferred Lease offering and to successfully grow this business segment;
•exposure to potential operating margin degradation due to the higher cost of merchandise in our Preferred Lease offering and potential for higher merchandise losses;
•our transition to more-readily scalable "cloud-based" solutions;
•our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;
•our ability to protect our proprietary intellectual property;
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
•changes in the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including any legislative or regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business;
•our compliance with applicable statutes or regulations governing our businesses;
•the impact of any additional social unrest such as that experienced in 2020 or otherwise, and resulting damage to our inventory or other assets and potential lost revenues;
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
Our Business
We are an industry leading omni-channel lease-to-own provider for the credit-constrained customer. We focus on improving the quality of life for our customers by providing access and the opportunity to obtain ownership of high-quality, durable products via small payments over time under a flexible lease-purchase agreement and no long-term debt obligation. Preferred Lease provides virtual and staffed lease-to-own solutions to retail partners in stores and online enabling our partners to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol "RCII."
Our Strategy
Our strategy is focused on growing our business model through emphasis on the following key initiatives:
•continuing positive trends in our Rent-A-Center Business segment driven by accelerating e-commerce momentum, expanding product categories, and improving the customer experience;

•generating favorable adjusted EBITDA margins and strong free cash flow to fund strategic priorities and return capital to shareholders; and
•executing on large market opportunities using a virtual platform via our Preferred Lease offering and e-commerce.
As we pursue our strategy, we may take advantage of merger and acquisition opportunities from time to time that advance our key initiatives, and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
Recent Developments
California Refranchise Sale. On July 22, 2020, we entered into an asset purchase agreement to sell all 99 Rent-A-Center Business corporate stores in the state of California to an experienced franchisee. The sale was consummated on October 5, 2020 for cash consideration of approximately $16 million, including approximately $1 million paid for related franchise fees. In accordance with the criteria provided by US GAAP, assets sold in connection with the sale were classified as assets held for sale and reported at their net book value as of September 30, 2020, including idle and on-rent inventory of approximately $31.1 million and property assets of approximately $0.8 million.
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
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended September 30, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Pandemic
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Preferred Lease retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Preferred Lease locations, which operated within those stores. In addition, with respect to our Rent-A-Center Business, we temporarily shut down operations at a small number of stores and partially closed approximately 24% of stores. Our partially closed locations operated with closed showrooms, conducting business only through e-commerce web orders. Franchise locations and stores in our Mexico operating segment were also temporarily closed due to COVID-19. Since the onset of the pandemic, the jurisdictional ordinances directly impacting our operations have been withdrawn and, as of the date hereof, all of our staffed Preferred Lease locations and physical locations of our Rent-A-Center Business, Mexico and Franchising operating segments are fully operational.
In response to the negative impacts to our business resulting from COVID-19, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a brief period of time, suspending further share repurchases. Nonetheless, there are no assurances we will not be subject to future government actions negatively impacting our business as the pandemic progresses. However, while we may also be impacted by deteriorating worldwide economic conditions, including elevated unemployment rates throughout the United States, which could have a sustained impact on discretionary consumer spending, the lease-to-own industry is resilient because it provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering financing options.

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
Overview
The following briefly summarizes certain of our financial information for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
During the first nine months of 2020, consolidated revenues increased approximately $95.7 million, primarily due to increases in same store sales in our Rent-A-Center Business and Mexico operating segments, and implementation and expansion of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019, partially offset by store closures and refranchising of approximately 33 Rent-A-Center Business corporate stores since September 30, 2019. Operating profit decreased approximately $3.3 million for the nine months ended September 30, 2020, primarily due to our receipt during the second quarter of 2019 of $92.5 million in settlement of litigation relating to our termination of the merger agreement by and among Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Rent-A-Center, Inc., of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the termination (the "Vintage Settlement Proceeds"), partially offset by decreases in labor in 2020, due to previous store closures and refranchise sales, in addition to temporary furloughs in response to COVID-19.
Revenues in our Rent-A-Center Business segment increased approximately $26.7 million for the nine months ended September 30, 2020, driven primarily by an increase in same store sales resulting from by higher merchandise sales and growth in e-commerce sales. Gross profit as a percentage of revenue increased 0.2%. Operating profit increased $82.6 million for the nine months ended September 30, 2020, primarily driven by decreased labor and operating expenses.
The Preferred Lease segment revenues increased approximately $51.6 million for the nine months ended September 30, 2020, primarily due to the implementation and growth of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019, despite negative impacts related to the temporary closure of stores due to the COVID-19 pandemic. Gross profit as a percent of revenue decreased 5.2% and operating profit decreased approximately $25.5 million for the nine months ended September 30, 2020 primarily due to a higher number of early payouts, higher merchandise losses primarily due to the COVID-19 pandemic, and investments to support the growth of the business.
The Mexico segment revenues decreased by 9.8% for the nine months ended September 30, 2020, driving a decrease in gross profit of 8.4%, or $2.4 million.
Revenues for the Franchising segment increased $21.3 million for the nine months ended September 30, 2020, primarily due to higher store count resulting from the refranchising of Rent-A-Center Business corporate stores during the previous twelve months, as described above, and higher inventory purchases by our franchisees.
Cash flow from operations was $296.2 million for the nine months ended September 30, 2020. As of September 30, 2020, we held $227.4 million of cash and cash equivalents and outstanding indebtedness of $198.0 million.

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues
Store
Rentals and fees	$579,573	$550,795	$28,778	5.2%	$1,682,310	$1,665,829	$16,481	1.0%
Merchandise sales	91,233	65,552	25,681	39.2%	300,693	240,864	59,829	24.8%
Installment sales	16,580	16,952	(372)	(2.2)%	48,970	49,658	(688)	(1.4)%
Other	844	1,054	(210)	(19.9)%	2,341	2,962	(621)	(21.0)%
Total store revenue	688,230	634,353	53,877	8.5%	2,034,314	1,959,313	75,001	3.8%
Franchise
Merchandise sales	19,069	11,178	7,891	70.6%	49,553	30,307	19,246	63.5%
Royalty income and fees	4,716	3,840	876	22.8%	13,833	12,370	1,463	11.8%
Total revenues	712,015	649,371	62,644	9.6%	2,097,700	2,001,990	95,710	4.8%
Cost of revenues
Store
Cost of rentals and fees	167,027	161,971	5,056	3.1%	489,606	473,001	16,605	3.5%
Cost of merchandise sold	95,177	70,575	24,602	34.9%	296,894	250,000	46,894	18.8%
Cost of installment sales	5,713	5,527	186	3.4%	16,830	16,133	697	4.3%
Total cost of store revenues	267,917	238,073	29,844	12.5%	803,330	739,134	64,196	8.7%
Franchise cost of merchandise sold	19,070	11,302	7,768	68.7%	49,632	29,923	19,709	65.9%
Total cost of revenues	286,987	249,375	37,612	15.1%	852,962	769,057	83,905	10.9%
Gross profit	425,028	399,996	25,032	6.3%	1,244,738	1,232,933	11,805	1.0%
Operating expenses
Store expenses
Labor	150,493	158,666	(8,173)	(5.2)%	434,216	473,221	(39,005)	(8.2)%
Other store expenses	140,818	150,366	(9,548)	(6.3)%	463,292	463,385	(93)	—%
General and administrative expenses	41,576	34,364	7,212	21.0%	113,694	105,822	7,872	7.4%
Depreciation and amortization	13,810	14,894	(1,084)	(7.3)%	43,071	45,788	(2,717)	(5.9)%
Other (gains) and charges	(1,856)	2,859	(4,715)	(164.9)%	7,768	(41,308)	49,076	118.8%
Total operating expenses	344,841	361,149	(16,308)	(4.5)%	1,062,041	1,046,908	15,133	1.4%
Operating profit	80,187	38,847	41,340	106.4%	182,697	186,025	(3,328)	(1.8)%
Debt refinancing charges	—	2,168	(2,168)	(100.0)%	—	2,168	(2,168)	(100.0)%
Interest, net	3,198	6,648	(3,450)	(51.9)%	11,397	23,258	(11,861)	(51.0)%
Earnings before income taxes	76,989	30,031	46,958	156.4%	171,300	160,599	10,701	6.7%
Income tax expense (benefit)	12,959	(1,246)	14,205	1,140.0%	19,485	27,544	(8,059)	(29.3)%
Net earnings	$64,030	$31,277	$32,753	104.7%	$151,815	$133,055	$18,760	14.1%

Three Months Ended September 30, 2020, compared to Three Months Ended September 30, 2019
Store Revenue. Total store revenue increased by $53.8 million, or 8.5%, to $688.2 million for the three months ended September 30, 2020, from $634.4 million for the three months ended September 30, 2019. This increase was primarily due to increases of approximately $37.7 million and $17.2 million in revenues in the Rent-A-Center Business and Preferred Lease segments, respectively, as discussed further in the section "Segment Performance" below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2020, increased by $5.0 million, or 3.1%, to $167.0 million as compared to $162.0 million in 2019. This increase in cost of rentals and fees was primarily attributable to an increase of $5.1 million in the Rent-A-Center Business segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 28.8% for the three months ended September 30, 2020, as compared to 29.4% in 2019.
Cost of Merchandise Sold. Cost of merchandise sold increased by $24.6 million, or 34.9%, to $95.2 million for the three months ended September 30, 2020, from $70.6 million in 2019, primarily attributable to increases of $18.1 and $6.6 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. The gross margin percent of merchandise sales increased to (4.3)% for the three months ended September 30, 2020, from (7.7)% in 2019.
Gross Profit. Gross profit increased by $25.0 million, or 6.3%, to $425.0 million for the three months ended September 30, 2020, from $400.0 million in 2019, due primarily to an increase of $25.9 million in the Rent-A-Center Business segment, as discussed further in the section "Segment Performance" below. Gross profit as a percentage of total revenue decreased to 59.7% for the three months ended September 30, 2020, as compared to 61.6% in 2019.
Store Labor. Store labor decreased by $8.2 million, or 5.2%, to $150.5 million, for the three months ended September 30, 2020, as compared to $158.7 million in 2019, primarily due to decreases of $4.2 million and $3.7 million in the Rent-A-Center Business and Preferred Lease segments, respectively, primarily as a result of a lower store base and a higher mix of virtual locations. Store labor expressed as a percentage of total store revenue was 21.9% for the three months ended September 30, 2020, as compared to 25.0% in 2019.
Other Store Expenses. Other store expenses decreased by $9.6 million, or 6.3%, to $140.8 million for the three months ended September 30, 2020, as compared to $150.4 million in 2019, primarily due to a decrease of $15.4 million in the Rent-A-Center Business segment, partially offset by an increase of $6.5 million in the Preferred Lease segment, as discussed further in the section "Segment Performance" below. Other store expenses expressed as a percentage of total store revenue were 20.5% for the three months ended September 30, 2020, compared to 23.7% in 2019.
General and Administrative Expenses. General and administrative expenses increased by $7.2 million, or 21.0%, to $41.6 million for the three months ended September 30, 2020, as compared to $34.4 million in 2019, primarily due to higher incentive compensation expenses. General and administrative expenses expressed as a percentage of total revenue were 5.8% for the three months ended September 30, 2020, compared to 5.3% in 2019.
Other (Gains) and Charges. Other (gains) and charges decreased by $4.8 million, to $(1.9) million for the three months ended September 30, 2020, as compared to $2.9 million in 2019. Other gains for the three months ended September 30, 2020 primarily related to proceeds from the sale of a class action claim, partially offset by asset impairments, store closure impacts, and cost savings initiatives. Other charges for the three months ended September 30, 2019 primarily related to store closures, the associated Vintage merger termination legal and professional fees, and cost savings initiatives.
Operating Profit. Operating profit increased by $41.4 million, to $80.2 million for the three months ended September 30, 2020, as compared to $38.8 million in 2019, primarily due to the increase in gross profit and decreases in store labor and other store expenses, in each case as described above. Operating profit expressed as a percentage of total revenue was 11.3% for the three months ended September 30, 2020, compared to 6.0% in 2019.
Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended September 30, 2020 was $13.0 million, as compared to $(1.2) million in 2019. The effective tax rate was 16.8% for the three months ended September 30, 2020, compared to (4.2)% in 2019.
Nine Months Ended September 30, 2020, compared to Nine Months Ended September 30, 2019
Store Revenue. Total store revenue increased by $75.0 million, or 3.8%, to $2,034.3 million for the nine months ended September 30, 2020, from $1,959.3 million for the nine months ended September 30, 2019. This increase was primarily due to increases of approximately $51.6 million and $26.7 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2020, increased by $16.6 million, or 3.5%, to $489.6 million as compared to $473.0 million in 2019. This increase in cost of rentals and fees was primarily attributable to an increase of $20.8 million in the Preferred Lease segment, partially offset by a decrease of $2.9 million in the Rent-A-Center Business segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 29.1% for the nine months ended September 30, 2020 as compared to 28.4% in 2019.
Cost of Merchandise Sold. Cost of merchandise sold increased by $46.9 million, or 18.8%, to $296.9 million for the nine months ended September 30, 2020, from $250.0 million in 2019, primarily attributable to increases of $39.2 million and $7.9 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. The gross margin percent of merchandise sales increased to 1.3% for the nine months ended September 30, 2020, from (3.8)% in 2019.
Gross Profit. Gross profit increased by $11.8 million, or 1.0%, to $1,244.7 million for the nine months ended September 30, 2020, from $1,232.9 million in 2019, due primarily to an increase of $21.0 million in the Rent-A-Center Business segment, partially offset by a decrease of $8.4 million in the Preferred Lease segment, as discussed further in the section "Segment Performance" below. Gross profit as a percentage of total revenue decreased to 59.3% for the nine months ended September 30, 2020, as compared to 61.6% in 2019.
Store Labor. Store labor decreased by $39.0 million, or 8.2%, to $434.2 million, for the nine months ended September 30, 2020, as compared to $473.2 million in 2019, primarily attributable to decreases of $20.6 million and $17.8 million in the Rent-A-Center Business and Preferred Lease segments, respectively, as discussed further in the section "Segment Performance" below. Store labor expressed as a percentage of total store revenue was 21.3% for the nine months ended September 30, 2020, as compared to 24.2% in 2019.
Other Store Expenses. Other store expenses decreased by $0.1 million, to $463.3 million for the nine months ended September 30, 2020, as compared to $463.4 million in 2019, primarily attributable to decreases of $29.3 million and $1.7 million in the Rent-A-Center Business and Mexico segments, respectively, partially offset by an increase of $31.2 million in the Preferred Lease segment, as discussed further in the section "Segment Performance" below. Other store expenses expressed as a percentage of total store revenue were 22.8% for the nine months ended September 30, 2020, compared to 23.7% in 2019.
General and Administrative Expenses. General and administrative expenses increased by $7.9 million, or 7.4%, to $113.7 million for the nine months ended September 30, 2020, as compared to $105.8 million in 2019. General and administrative expenses expressed as a percentage of total revenue were 5.4% for the nine months ended September 30, 2020, compared to 5.3% in 2019.
Other (Gains) and Charges. Other (gains) and charges increased by $49.1 million, to $7.8 million for the nine months ended September 30, 2020, as compared to $(41.3) million in 2019. Other charges for the nine months ended September 30, 2020 primarily related to legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage related to looting, employee payroll and sanitation costs in connection with COVID-19, store closure impacts, and asset disposals, partially offset by proceeds from the sale of a legal antitrust claim, rent abatements, and insurance proceeds related to hurricane Maria in 2017. Other gains for the nine months ended September 30, 2019 primarily related to the Vintage Settlement Proceeds, and insurance proceeds related to the 2017 hurricanes, partially offset by the Blair class action settlement costs, associated Vintage merger termination legal and professional fees, store closures, state tax audit assessments, and cost savings initiatives
Operating Profit. Operating profit decreased by $3.3 million, to $182.7 million for the nine months ended September 30, 2020, as compared to $186.0 million in 2019, primarily due to an increase in other (gains) and charges driven by the Vintage termination settlement received in 2019 documented above, partially offset by the increase in gross profit, as described above. Operating profit expressed as a percentage of total revenue was 8.7% for the nine months ended September 30, 2020, compared to 9.3% in 2019. Excluding other (gains) and charges, operating profit was $190.5 million, or 9.1% of revenue for the nine months ended September 30, 2020, compared to $144.7 million, or 7.2% of revenue for the comparable period of 2019.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2020 was $19.5 million, as compared to $27.5 million in 2019. The effective tax rate was 11.4% for the nine months ended September 30, 2020, compared to 17.2% in 2019. The decrease in income tax expense for the nine months ended September 30, 2020 compared to 2019 was primarily related to the tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020 (the "CARES Act").

Segment Performance
Rent-A-Center Business segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$474,223	$436,497	$37,726	8.6%	$1,388,380	$1,361,650	$26,730	2.0%
Gross profit	332,742	306,881	25,861	8.4%	966,347	945,392	20,955	2.2%
Operating profit	99,950	52,175	47,775	91.6%	253,025	170,411	82,614	48.5%
Change in same store revenue				12.9%				7.3%
Stores in same store revenue calculation(1)				1,544				1,611
(1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. We exclude from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 24th full month following account transfer. Due to the COVID-19 pandemic and related temporary store closures, all 32 stores in Puerto Rico were excluded starting in March 2020 and will remain excluded through September 2021.
Revenues. The increase in revenue for the three and nine months ended September 30, 2020 was driven primarily by an increase in same store sales resulting from higher merchandise sales and growth in e-commerce sales, which were positively impacted by government stimulus and supplemental unemployment benefits issued by the federal government in response to the COVID-19 pandemic, as compared to 2019, partially offset by decreases in revenue due to our refranchising efforts and the rationalization of our Rent-A-Center Business store base.
Gross Profit. Gross profit increased for the three and nine months ended September 30, 2020, as compared to 2019, primarily due to the increases in revenue described above, partially offset by increases in the cost of merchandise sold. Gross profit as a percentage of segment revenues was 70.2% and 69.6% for the three and nine months ended September 30, 2020, as compared to 70.3% and 69.4% for the respective periods in 2019.
Operating Profit. Operating profit as a percentage of segment revenues was 21.1% and 18.2% for the three and nine months ended September 30, 2020, compared to 12.0% and 12.5% for the respective periods in 2019. The increase in operating profit for the three and nine months ended September 30, 2020, as compared to 2019 was partially due to the increase in gross profit described above, in addition to decreases in store labor and other store expenses. Declines in store labor and other store expenses were driven primarily by lower store count and a decrease in customer stolen merchandise. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 2.0% and 3.2% for the three and nine months ended September 30, 2020, compared to 4.1% and 3.7% for the respective periods in 2019. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.4% for both the three and nine months ended September 30, 2020, compared to 1.4% and 1.3% for the respective periods in 2019. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Preferred Lease segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$201,659	$184,486	$17,173	9.3%	$609,029	$557,397	$51,632	9.3%
Gross profit	78,727	80,113	(1,386)	(1.7)%	238,433	246,821	(8,388)	(3.4)%
Operating profit	16,073	21,830	(5,757)	(26.4)%	40,528	66,077	(25,549)	(38.7)%
Revenues. The increase in revenue for the three and nine months ended September 30, 2020 compared to 2019, was primarily due to the implementation and expansion of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2020, compared to 2019, primarily driven by a higher number of early payouts resulting from government stimulus and supplemental unemployment benefits issued by the federal government in response to the COVID-19 pandemic. Gross profit as a percentage of segment revenues decreased to 39.0% and 39.1% for the three and nine months ended September 30, 2020, compared to 43.4% and 44.3% for the respective periods in 2019.

Operating Profit. Operating profit decreased by 26.4% and 38.7% for the three and nine months ended September 30, 2020, as compared to 2019. The decreases in operating profit for the three and nine months ended September 30, 2020 were primarily due to increases in other store expenses. The increase in other store expenses was primarily due to higher merchandise losses, primarily related to COVID-19, a higher mix of virtual locations, and investments to support expected revenue growth. Charge-offs in our Preferred Lease locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 11.3% and 13.9% for the three and nine months ended September 30, 2020, compared to 8.9% and 9.5% for the respective periods in 2019. Charge-offs in our Preferred Lease locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.5% and 0.4% for the three and nine months ended September 30, 2020, compared to 0.5% and 0.3% in 2019. Operating profit as a percentage of segment revenues decreased to 8.0% and 6.7% for the three and nine months ended September 30, 2020, compared to 11.8% and 11.9% for the respective periods in 2019.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$12,159	$13,370	$(1,211)	(9.1)%	$36,316	$40,266	$(3,950)	(9.8)%
Gross profit	8,655	9,286	(631)	(6.8)%	25,615	27,966	(2,351)	(8.4)%
Operating profit	1,724	1,213	511	42.1%	3,743	3,906	(163)	(4.2)%
Change in same store revenue				4.3%				3.2%
Stores in same store revenue calculation(1)				115				122
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
Revenues. Revenues for the three and nine months ended September 30, 2020 were negatively impacted by exchange rate fluctuations of approximately $1.7 million and $4.6 million as compared to the same periods in 2019. On a constant currency basis, revenues for the three and nine months ended September 30, 2020 increased approximately $0.5 million and $0.6 million, compared to the same periods in 2019.
Gross Profit. Gross profit for the three and nine months ended September 30, 2020 was negatively impacted by exchange rate fluctuations of approximately $1.2 million and $3.2 million as compared to the same periods in 2019. On a constant currency basis, gross profit for the three and nine months ended September 30, 2020 increased by approximately $0.6 million and $0.8 million as compared to the same periods in 2019. Gross profit as a percentage of segment revenues was 71.2% and 70.5% for the three and nine months ended September 30, 2020, compared to 69.5% for both of the respective periods in 2019.
Operating Profit. Operating profit for the three and nine months ended September 30, 2020 were each negatively impacted by exchange rate fluctuations of approximately $0.2 million and $0.4 million as compared to the same periods in 2019. Operating profit as a percentage of segment revenues increased to 14.2% and 10.3% for the three and nine months ended September 30, 2020, from 9.1% and 9.7% for the respective periods in 2019.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$23,974	$15,018	$8,956	59.6%	$63,975	$42,677	$21,298	49.9%
Gross profit	4,904	3,716	1,188	32.0%	14,343	12,754	1,589	12.5%
Operating profit	3,146	1,135	2,011	177.2%	8,694	4,716	3,978	84.4%
Revenues. Revenues increased for the three and nine months ended September 30, 2020 compared to the respective periods in 2019, primarily due to an increase in franchise locations as a result of refranchising Rent-A-Center Business corporate stores, and higher inventory purchases by our franchisees.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 20.5% and 22.4% for the three and nine months ended September 30, 2020, from 24.7% and 29.9% for the respective periods in 2019, primarily due to changes in our revenue mix of franchise royalties and fees and rental merchandise sales, related to the increase in franchise locations described above.

Operating Profit. Operating profit as a percentage of segment revenues increased for the three and nine months ended September 30, 2020 to 13.1% and 13.6%, compared to 7.6% and 11.1% for the respective periods in 2019, primarily due to a decrease in operating expenses.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2020, we generated $296.2 million in operating cash flow. We paid down $41.5 million of debt using cash generated from operations, and used cash in the amount of $47.3 million for dividends, $26.6 million for share repurchases, and $22.6 million for capital expenditures. We ended the third quarter of 2020 with $227.4 million of cash and cash equivalents and outstanding indebtedness of $198.0 million.
Analysis of Cash Flow. Cash provided by operating activities increased $68.1 million to $296.2 million for the nine months ended September 30, 2020, from $228.1 million in 2019. This increase was primarily attributable to a decrease in rental merchandise purchases during the nine months ended September 30, 2020 compared to the same period in 2019, receipt of our federal tax refund of approximately $30 million, and other net changes in operating assets and liabilities.
Cash used in investing activities was $22.9 million for the nine months ended September 30, 2020, compared to $22.8 million in 2019, a change of $0.1 million, primarily due to an increase in capital expenditures and lower proceeds from the sale of property assets, offset by cash consideration paid for the acquisition of Merchants Preferred in 2019.
Cash used in financing activities was $114.9 million for the nine months ended September 30, 2020, compared to $287.1 million in 2019, a decrease of $172.2 million, primarily due to a net decrease in debt repayments compared to debt proceeds of $241.2 million, partially offset by increases in dividends paid of $47.3 million, and share repurchases of $26.6 million for the nine months ended September 30, 2020.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases and other operating expenses. Other capital requirements include expenditures for property assets, including rental expense, debt service, and dividends. Historically, our primary source of liquidity has been cash provided by operations. Should we require additional funding sources, we maintain our ABL Credit Facility with commitments of up to $300 million, subject to the terms and availability of our ABL Credit Facility. We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In March 2020, as a precautionary measure in response to negative impacts to our operations stemming from the COVID-19 pandemic, we drew down approximately $118.0 million against our ABL Credit Facility to enhance our financial flexibility and increase our available cash on hand. With cash flow generated from operations, we repaid the full outstanding balance of approximately $163.0 million borrowed against our ABL Credit Facility in the second quarter of 2020, and had no outstanding borrowings as of September 30, 2020.
In response to the negative impacts to our business resulting from COVID-19, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a brief period of time, suspending further share repurchases. In addition, we received approximately $30 million in federal tax refunds described above, including $12 million related to net operating loss carrybacks at a 35% tax rate in connection with the CARES Act, and expect to defer approximately $19 million in employer payroll taxes to future periods.
Taking into consideration our efforts to minimize expenses in response to COVID-19 and benefits from the CARES Act, and based on current assumptions and expectations, we believe the cash flow generated from operations and other sources of liquidity including availability under our ABL Credit Facility will be sufficient to fund our operations over the next 12 months.
At October 22, 2020, we had approximately $204.4 million in cash on hand and, at September 30, 2020, we had $209.3 million available under our ABL Credit Agreement. In addition, in September 2020, the Rent-A-Center Board of Directors declared a cash dividend of $0.29 per share for the fourth quarter of 2020, which was paid on October 26, 2020 to stockholders of record at the close of business on October 7, 2020.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $194 million for us in 2019. We estimate the remaining tax deferral associated with bonus depreciation from the Tax Act was approximately $239 million at December 31, 2019, of which approximately 78%, or $189 million, will reverse in 2020, and the majority of the remainder will reverse between 2021 and 2022.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Customer stolen merchandise (1)	$34,677	$37,110	$136,106	$110,299
Other merchandise losses (2)	7,706	6,776	21,950	19,080
Total merchandise losses	$42,383	$43,886	$158,056	$129,379
(1)Includes incremental losses related to COVID-19
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $22.6 million and $12.0 million on capital expenditures during the nine months ended September 30, 2020 and 2019, respectively.
Acquisitions and New Location Openings. During the first nine months of 2020, we acquired two rent-to-own store locations and customer accounts for an aggregate purchase price of approximately $0.7 million in two separate transactions. The store locations were closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment.
The table below summarizes the store location activity for the nine-month period ended September 30, 2020 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,973	123	372	2,468
New location openings	—	—	—	—
Conversions	—	—	—	—
Closed locations
Merged with existing locations	(25)	(2)	—	(27)
Sold or closed with no surviving location	(1)	—	(9)	(10)
Locations at end of period	1,947	121	363	2,431

Senior Debt. As discussed in Note 7 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, in August 2019, we completed the refinancing of our prior revolving facility and, effective August 5, 2019, redeemed in full our unsecured senior notes using cash on hand and proceeds from our new $300 million ABL Credit Facility and $200 million from a new term loan under our ABL Credit Agreement. We may use, subject to certain limitations and borrowing availability, $150 million under our ABL Credit Agreement for the issuance of letters of credit, of which $90.7 million, primarily relating to workers compensation, had been so utilized as of October 22, 2020. The ABL Credit Agreement has a scheduled maturity date of August 5, 2024.
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

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2020:

	Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Term Loan(1)	$198,000	$500	$4,000	$4,000	$189,500
ABL Credit Agreement(2)	—	—	—	—	—
Operating Leases	319,920	29,607	175,847	80,177	34,289
Total(3)	$517,920	$30,107	$179,847	$84,177	$223,789
(1)Does not include interest payments. Our Term Loan bears interest at varying rates equal to the Eurodollar rate plus 4.50%. The Eurodollar rate on our Term Loan at September 30, 2020, was 4.69%.
(2)Our ABL Credit Agreement bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.00%. The weighted average Eurodollar rate on our ABL Credit Agreement at September 30, 2020, was 1.69%.
(3)As of September 30, 2020, we have recorded $24.1 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2020, we had $198.0 million outstanding under our term loan credit agreement at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for this indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2020, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at September 30, 2020, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $2.0 million annualized pre-tax charge or credit to our consolidated statement of operations.

Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2020, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena seeking information with respect to our Acceptance Now business practices (now part of the Preferred Lease segment). The request for documents and information was sought in connection with a broader investigation of the lease-to-own industry in California. Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. After several rounds of negotiations, in September 2020, the CAG proposed revised terms. In both cases, the proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with California law and are continuing to discuss resolution of the inquiry with the CAG. At this point, while we cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on our condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of our common stock the Company made during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)
July 1, 2020 - September 30, 2020	2,200	$27.89	2,200	(1)	$58.4	(1)
(1) Shares repurchased pursuant to the share repurchase program publicly announced on May 11, 2020 that allows for the repurchase of an aggregate of up to $75.0 million of shares of our common stock through open market and privately negotiated transactions from time to time.
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
Date: October 30, 2020