Form 10-K
period 2020-12-31
RENT A CENTER INC DE
filed 2021-03-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the 48,283,983 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2020	$1,343,260,407
Number of shares of Common Stock outstanding as of the close of business on February 19, 2021:	54,413,717
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following the closing of our merger (the “Merger”) with Acima Holdings, LLC, a Utah limited liability company (“Acima”), cost and revenue synergies and other benefits expected to result from the Merger, our expectations, plans and strategy relating to our capital structure, anticipated enhancements to our sales force, potential future acquisitions, other statements regarding our strategy and plans, and other statements that are not historical facts.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the possibility that the anticipated benefits from the Merger may not be fully realized or may take longer to realize than expected;
• the possibility that costs, difficulties or disruptions related to the integration of Acima operations into our other operations will be greater than expected;
• our ability to (i) effectively adjust to changes in the composition of our offerings and product mix as a result of acquiring Acima and continue to maintain the quality of existing offerings and (ii) successfully introduce other new product or service offerings on a timely and cost-effective basis;
• changes in our future cash requirements as a result of the Merger, whether caused by unanticipated increases in capital expenditures or working capital needs, unanticipated liabilities or otherwise;
• our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•the impact of the COVID-19 pandemic and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Preferred Lease retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our supplier's ability to satisfy our merchandise needs, (v) our employees, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
•the general strength of the economy and other economic conditions affecting consumer preferences and spending, including the availability of credit to our target consumers;
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
•our ability to achieve the benefits expected from our integrated virtual and staffed retail partner offering and to successfully grow this business segment;
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
•the impact of any breaches in data security or other disturbances to our information technology and other networks and our ability to protect the integrity and security of individually identifiable data of our customers, employees and retail partners;
•changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;
•changes in our effective tax rate;
•fluctuations in foreign currency exchange rates;
•our ability to maintain an effective system of internal controls;
•litigation or administrative proceedings to which we are or may be a party to from time to time; and

•the other risks detailed from time to time in our reports furnished or filed with the United States Securities and Exchange Commission (the “SEC”).

PART I
Item 1. Business.
History of Rent-A-Center
Unless the context indicates otherwise, references to “we,” “us”, “our”, and the "Company" refer to the consolidated business operations of Rent-A-Center, Inc., the parent, and any or all of its direct and indirect subsidiaries. For any references in this document to Note A through Note V, refer to the Notes to Consolidated Financial Statements in Item 8.
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for a large portion of underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, durable products via small payments over time under a flexible lease-purchase agreement with no long-term debt obligation. Through our Rent-A-Center Business, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence. Our Preferred Lease business offers lease-to-own solutions through retail partners in stores and online enabling our partners to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “RCII.”
Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.
The Lease Purchase Transaction
The lease purchase transaction is a flexible alternative that provides freedom for consumers who wish to obtain use and enjoyment of brand name merchandise with no long-term obligation and without having to pay the full price up front. Generally, our customer has the right, but is not obligated, to acquire title to the merchandise either through an early purchase option or through payment of all lease renewals that would be required to obtain ownership.
The unit economics of the lease purchase transaction vary depending on the length of time customers take to obtain ownership of the product. In same-as-cash option transactions, a customer pays the full price of the merchandise within a designated period of time following the initial lease and generally pays the retail price of the product plus a premium to the cost. Full term lease-to-own transactions involve the customer leasing our merchandise through a lease structured with multiple lease renewal terms and ultimately obtaining ownership of the merchandise at the conclusion of the final lease renewal term. Due to the longer term of these transactions along with the other benefits that are part of the lease-to-own transaction, full term transactions involve a higher total cost compared to the cost of the general retail price of the product if it was purchased upfront. Customers primarily take ownership of the merchandise through same-as-cash options or early purchase options, where the customer pays off outstanding amounts prior to the final lease renewal at a discount. In the Rent-A-Center Business, the product is often rented more than one time before a customer ultimately obtains ownership.
There are differences in the unit economics between our Rent-A-Center Business and Preferred Lease segments, as we purchase our merchandise at wholesale prices for our Rent-A-Center Business segment and at retail prices for our Preferred Lease segment. Historically, operating margin for our Preferred Lease segment has benefited from the lower overhead cost associated with the virtual options employed at many third party locations.
Key features of the lease purchase transaction include:
No long term obligation. A customer may terminate a lease purchase agreement at any time without penalty. Once the product is returned to us, the customer has no obligation for remaining payments other than any outstanding balances to the date of return.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, at our retail partner locations, online or by telephone. We accept cash, credit or debit cards and payment via certain electronic platforms (such as PayPal and Venmo). Rental payments received at our store or retail partner locations are generally made in advance. Rental payments together with applicable fees, constitute our primary revenue source. Approximately 77% and 93% of our rental purchase agreements are on weekly terms in our Rent-A-Center Business and our Mexico segments, respectively. Payments are generally made on a biweekly or monthly basis in our Preferred Lease segment.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer continuously renews the lease purchase agreement for a required period of between seven and 30 months, depending upon the product type, or exercises a specified early purchase option.
Reinstatement. If a customer is temporarily unable to make payments on a piece of rental merchandise and returns the merchandise, that customer generally may later re-rent the same piece of merchandise (or, if unavailable, a substitute of comparable quality, age and condition) on the terms that existed at the time the merchandise was returned, and pick up payments where they left off without losing credit for what they previously paid.
No formal credit needed. Generally, no established credit score or credit history is required. In the Rent-A-Center Business segment, we typically verify a customer’s residence and sources of income, and may utilize other sources to verify certain information contained in the lease purchase order form. In our Preferred Lease segment, which provides an on-site lease-to-own option at a third-party retailer's location, customers complete the application process through a variety of resources, including online digital waterfall technology, retail partner electronic portals and online e-commerce websites, and a robust proprietary automated decision engine process is used to confirm certain customer information for approval of the lease purchase agreement.
Brand name merchandise. In our store locations and through our retail partnerships, we offer merchandise from a large number of well-known brands such as Ashley home furnishings; LG, Samsung, and Sony home electronics; Frigidaire, Whirlpool, Amana, and Maytag appliances; HP, Dell, Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; and Samsung and Apple smartphones.
Delivery and set-up included. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our lease-to-own stores. Our Preferred Lease locations rely on our third-party retail partners to deliver merchandise rented by the customer. Our third-party retail partners typically charge us a fee for delivery, which we pass on to the customer.
Product maintenance and replacement. We provide any required service or repair without additional charge, except in the event of damage in excess of normal wear and tear and certain other limited circumstances. The cost to repair the merchandise may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.
Our Strategy
Our strategy is focused on growing our business model through emphasis on the following key initiatives:
•executing on market opportunities and enhancing our competitive position across both traditional and virtual lease-to-own solutions;
•accelerating the shift to e-commerce, expanding product categories, including into emerging product categories, and improving the fully integrated customer experience;
•using technology to support frictionless partner onboarding with seamless integration to retail partner platforms;
•continuing to generate repeat business while expanding our potential customer base;
•leveraging the integration of the Acima decision engine and expanding digital payments and communication channels; and
•generating favorable adjusted EBITDA margin and strong free cash flow to fund strategic priorities and deliver and return capital to shareholders.
As we pursue our strategy, we may take advantage of merger and acquisition opportunities from time to time that advance our key initiatives, and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
For additional information regarding the acquisition of Acima in the Merger, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments”.
Our Operating Segments
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are reported as the Preferred Lease segment (formerly Acceptance Now), which includes our virtual, staffed and hybrid business models; and our company-owned stores and e-commerce platform through

rentacenter.com are reported as the Rent-A-Center Business segment (formerly Core U.S.). In addition, we report operating results for our Mexico and Franchising segments. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note T to the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Rent-A-Center Business
Rent-A-Center Business is our largest operating segment and includes our company-owned stores in the United States and Puerto Rico and our e-commerce platform rentacenter.com. As of December 31, 2020, we operated 1,845 company-owned stores in the United States and Puerto Rico, including 44 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the locations in which we operate to optimize our store network. Our Rent-A-Center Business segment comprised approximately 66% of our consolidated net revenues for the year ended December 31, 2020. Approximately 80% of our business in this segment is from repeat customers.
Preferred Lease
Our Preferred Lease segment operates in the United States and Puerto Rico and provides an on-site lease-to-own option at a third-party retailer’s location, including staffed options, unstaffed or virtual options or a combination of the two (the hybrid model). Our Preferred Lease operating segment includes Preferred Dynamix, a proprietary digital platform that leverages new decisioning technology and a portfolio of new lease-to-own solutions to expand the ways that consumers and retailers interact. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store Preferred Lease representative at our staffed locations, or work with a representative of the third party retailer or directly with our virtual solution to initiate the lease-to-own transaction to obtain the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the lease purchase transaction, we use a proprietary automated process to confirm certain customer information for approval of the lease purchase agreement. We believe our Preferred Lease model is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the merchandise directly from them. We believe consumers also benefit from our Preferred Lease model because they are able to obtain the products they want and need without the necessity of credit. We generally pay the retail price for merchandise purchased from our retail partners and subsequently leased to the customer. Through certain retail partners, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90-day option.
Our Preferred Lease operating model is highly agile and dynamic because we can open and close locations quickly and efficiently. Generally, our Preferred Lease staffed locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by retail partners on their store computers, on our retail partners' e-commerce sites or through our mobile application. Accordingly, capital expenditures with respect to new Preferred Lease locations are minimal.
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
We intend to combine Acima's virtual capabilities with our Preferred Lease platform to provide retailers and consumers an expanded set of innovative solutions to enter into lease-to-own transactions. Our virtual offering will allow consumers to enjoy the benefits of the Company’s flexible lease-to-own solutions across e-commerce, digital, and mobile channels. Beginning in the first quarter of 2021, the Preferred Lease Segment will include the results of Acima and will be renamed the Acima Segment.
Mexico
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico. As of December 31, 2020, we operated 121 stores in Mexico.

Franchising
The stores in our Franchising segment use our Rent-A-Center, ColorTyme or RimTyme trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising's sources of revenue include the sale of merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a lease-to-own transaction, and royalties collected from franchisees based on a percentage of revenue.
As of December 31, 2020, we franchised 462 stores in 33 states operating under the Rent-A-Center (398 stores), ColorTyme (29 stores) and RimTyme (35 stores) names. These lease-to-own stores primarily offer high quality products such as furniture and accessories, consumer electronics, appliances, computers, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $10,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31 of each of the years indicated below:

	2020	2019	2018
Rent-A-Center Business	1,845	1,973	2,158
Mexico	121	123	122
Franchising	462	372	281
Total locations(1)	2,428	2,468	2,561
(1) Does not include locations in our Preferred Lease segment.
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
Product Selection
The stores in our Rent-A-Center Business, Mexico, and Franchising segments generally offer merchandise from certain basic product categories: furniture and accessories, appliances, consumer electronics, computers, tablets and smartphones. In addition, in the Rent-A-Center Business segment, we have recently expanded into other product categories including tools, tires, handbags and other accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from name-brand manufacturers. Customers may request either new merchandise or previously leased merchandise. Previously leased merchandise is generally offered at a similar weekly, semi-monthly, or monthly lease rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer lease payments.
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

For the year ended December 31, 2020, furniture and accessories accounted for approximately 45% of our consolidated rentals and fees revenue, appliances for 16%, consumer electronic products for 14%, computers for 5%, smartphones for 3% and other products and services for 17%.
Product Turnover
On average, in the Rent-A-Center Business segment, a rental term of 16 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to multiple customers before a customer acquires ownership. Merchandise returned in the Preferred Lease segment is moved to a Rent-A-Center Business store where it is offered for rent. Ownership is attained in approximately 41% of rental purchase agreements in the Rent-A-Center Business segment. The average total life for each product in our Rent-A-Center Business segment is approximately 15 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by the key benefits of rental purchase transactions and product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
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
Purchasing
In our Rent-A-Center Business and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2020, approximately 20% of our merchandise purchases were attributable to Ashley Furniture Industries. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our Preferred Lease segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a lease purchase agreement with us.
With respect to our Franchising segment, our franchise agreements with franchisees require the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that Franchising has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by Franchising policy manuals. Franchisees can purchase product through us or directly from various approved suppliers.
Management
Our executive management team has extensive lease-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. Our regional and district managers generally have long tenures with us, and we have a history of promoting management personnel from within. In addition, during 2020, we hired certain key management members in the Preferred Lease segment to lead our strategic efforts in our virtual and e-commerce business solutions, including our Executive Vice President of Preferred Lease, who brings extensive experience and a proven track record of innovation in financial services and financial technology.
We believe our executive management team's extensive industry and company experience will allow us to effectively execute our strategies.

Marketing
We promote our products and services through television and digital radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without credit, long-term contracts or obligations, delivery and set-up at no additional cost, product repair and loaner services at no extra cost, lifetime reinstatement and multiple options to acquire ownership, including 180-day option pricing, an early purchase option or through a fixed number of payments. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the lease purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the lease purchase transaction, we will continue to educate our customers and potential customers about the lease-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
Franchising has established national advertising funds for the franchised stores, whereby Franchising has the right to collect up to 4.5% of the monthly gross revenue from each franchisee as contributions to the fund. Franchising directs the advertising programs of the fund, generally consisting of television and radio commercials and print advertisements. Franchising also has the right to require franchisees to expend up to 3% of their monthly gross revenue on local advertising.
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
Our stores, kiosks and other lease-to-own operations compete with other national, regional and local lease-to-own businesses, including on-line only competitors, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores, online competitors, and non-traditional lenders. Competition is based primarily on convenience, store location, product selection and availability, customer service, and lease rates and terms.
The growing lease-to-own industry is contributing to this already highly competitive environment for our business. The lease-to-own industry has experienced steady growth, and revenue gains have accelerated since 2015. The lease-to-own industry is introducing rapid change with the emergence of virtual and kiosk-based operations at retail partner locations, such as our Preferred Lease offering which consists of staffed kiosks at retail partner locations options, unstaffed or virtual lease-to-own options, or a combination of the two (the hybrid model). These new industry participants are disrupting traditional lease-to-own stores by attracting customers and making the lease-to-own transaction more acceptable to potential customers. In addition, banks and consumer finance companies are developing products and services designed to compete for the traditional lease-to-own customer.
Seasonality
Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing lease purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds.
At times during 2020, we also experienced increased merchandise sales due to government stimulus payments and unemployment benefits received by our targeted consumers as part of the government’s response to COVID-19.
Trademarks
We own various trademarks and service marks, including Rent-A-Center® and RAC Worry-Free Guarantee® that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we obtained the trademarks Acima® and Acima Credit® upon the consummation of the Merger, and have obtained other trademark registrations in Mexico, Canada and certain other foreign jurisdictions. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our stores also bear trademarks and service marks held by their respective manufacturers.

The Franchising segment licenses the use of the Rent-A-Center® and ColorTyme® trademarks and service marks to its franchisees under its franchise agreements with such franchisees. The Franchising segment owns various trademarks and service marks, including ColorTyme® and RimTyme®, that are used in connection with its operations and have been registered with the United States Patent and Trademark office. The duration of these marks is unlimited, subject to periodic renewal and continued use.
Human Capital Resources
As of December 31, 2020, we employed a total of 14,320 coworkers, the vast majority of which are full time employees. Our employee base is made up of 12,250 coworkers in our U.S. Operations, including Puerto Rico, 1,240 coworkers in our Mexico operations and 830 coworkers at our corporate facilities. The consummation of the Merger on February 17, 2021, increased the number of employees by 530 coworkers.
We continually monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled coworkers. We believe our coworkers are one of the primary keys to successfully operating our business and achieving our strategic initiatives. Our human capital measures and objectives focus on the successful training and development of our coworkers, in addition to their safety. All of our coworkers are employed at will and are free to end their employment with us at any time.
We also focus on supporting a diverse and inclusive workforce. In 2020, we created a new Chief Diversity Officer position that will regularly report to our Board of Directors. We have also implemented a program to deliver unconscious bias training to our employees and have launched and are expanding our Employee Resource Groups to promote a dialogue with our employees regarding our diversity initiatives.
During fiscal year 2020, in connection with our response measures related to the COVID-19 pandemic and the temporary and partial operational closures throughout the U.S. and Mexico, we temporarily furloughed certain employees at our operating locations and corporate headquarters. As of December 31, 2020, no employees are on furlough as a result of the COVID-19 pandemic. In addition, we make employee safety a priority and have implemented multiple measures within our operation locations, as well as our corporate headquarters, to protect the health and safety of our coworkers during the ongoing pandemic.
Government Regulation
Rent-A-Center Business and Preferred Lease
State Regulation.    Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the lease-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Eleven states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product. Six of those eleven states also limit the cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 17 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 86 lease-to-own stores and 45 Preferred Lease staffed locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 27 Get It Now stores in Wisconsin and 40 Rent-A-Center stores in New Jersey.

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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC's Internet site, www.sec.gov. Additionally, we make available free of charge on or through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide electronic or paper copies of our filings free of charge upon request. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all members of our Board of Directors, as well as all of our employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller. The Code of Business Conduct and Ethics forms the foundation of a compliance program we established as part of our commitment to responsible business practices that includes policies, training, monitoring and other components covering a wide variety of specific areas applicable to our business activities and employee conduct. A copy of the Code of Business Conduct and Ethics is published on our website at https://investor.rentacenter.com/governance-documents. We intend to make all required disclosures concerning any amendments to, or waivers from, this Code of Business Conduct and Ethics on our website.

Item 1A. Risk Factors.
Investing in Rent‑A‑Center involves a high degree of risk, and you should carefully consider the risks described in this section and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making an investment decision. Please note that the headings reflected below are provided solely for convenience of the reader and do not indicate that a given risk applies only to the heading under which it is located. The risks described in this section include, but are not limited to, those highlighted in the following list:
Risks Relating to Economic Conditions
•The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Our Vendors, Suppliers and Products
•We rely on the receipt of information from third party data vendors, and inaccuracies in or delay in receiving such information, or the termination of our relationships with such vendors, could have a material adverse effect on our business, operating results and financial condition.
•We must successfully manage our inventory to reflect customer demand and anticipate changing consumer preferences and leasing trends or our revenue and profitability will be materially and adversely affected.
•Allegations of or actual product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
Risks Relating to Our Strategy and Operations
•If we are unable to successfully appeal to and engage with our target consumers, our business and financial performance may be materially and adversely affected.
•Given the nature of the COVID-19 crisis, our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us.
•Failure to effectively manage our costs could have a material adverse effect on our profitability.
•We face risks in our retail partner business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center Business store locations. These risks could have a material adverse effect on Preferred Lease, which could negatively impact our ability to grow the Preferred Lease segment and result in a material adverse effect on our results of operations.
•Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
•Our operations are dependent on effective information management systems. Failure of these systems could negatively impact our business, financial condition and results of operations.
•If we fail to protect the integrity and security of customer, employee and retail partner information, we could incur significant liability and damage our reputation and our business could be materially and adversely affected.
•The industries in which we operate are highly competitive, which could impede our ability to maintain sales volumes and pricing and have a material adverse effect on our operating results.
•If we are unable to attract, train and retain managerial personnel and hourly associates in our stores and staffed Preferred Lease locations, our reputation, sales and operating results may be materially and adversely affected.
Risks Relating to Legal and Compliance Matters
•We may be subject to legal or regulatory proceedings from time to time that result in damages, penalties or other material monetary obligations or material restrictions on our business operations, and our use of arbitration agreements may not allow us to avoid costly litigation.
•Federal and state regulatory authorities are increasingly focused on the lease‑to‑own industry and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could require us to alter our business practices in a manner that may be materially adverse to us.
•Our lease‑to‑own transactions are regulated by and subject to the requirements of federal and state laws and regulations that vary by jurisdiction, which requires significant compliance costs and exposes us to regulatory action or other litigation.

•Laws and regulations regarding information security and data collection, use and privacy are increasingly rigorous and subject to change, which may cause us to incur significant compliance costs.
•Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners, including retail partners.
•Our products and services may be negatively characterized by consumer advocacy groups, the media and certain Federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or our retail partners, demand for our goods and the transactions we offer could decrease and our business could be materially and adversely affected.
•We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage and a diversion of resources and a material adverse effect on our business and results of operations.
Risks Relating to Our Indebtedness and Other Financial Matters
◦Our indebtedness increased significantly upon consummation of the Merger and may materially and adversely affect us.
◦The amount of borrowings permitted under the ABL Credit Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”) is limited to the value of certain of our assets, and Rent-A-Center relies in part on available borrowings under the ABL Credit Facility for cash to operate its business, which subjects it to market and counterparty risk, some of which is beyond Rent-A-Center’s control.
◦Our organizational documents and our current or future debt instruments contain or may contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center’s stockholders to acquire its stock.
Risks Relating to the Merger
◦The outcome of the Consumer Financial Protection Bureau’s investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business.
◦We may be unable to realize the anticipated benefits of the Merger, including synergies, and expect to incur substantial expenses related to the Merger, which could have a material adverse effect on our business, financial condition and results of operations.
The risks described in this section are not the only risks that could materially and adversely affect our business; other risks currently believed to be immaterial or additional risks not currently known to us could also materially and adversely affect our business, financial condition or results of operations. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened certain risks discussed below. If any of the events or circumstances described in this section actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
Risks Relating to Economic Conditions
The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have a material adverse effect on our business, financial condition and results of operations.
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have materially and adversely affected workforces, customers, consumer sentiment, economies and financial markets and, along with decreased consumer spending, have led to an economic downturn in many markets. Numerous state and local jurisdictions have imposed shelter-in-place orders, quarantines, executive orders and other similar types of restrictions for their residents to control the spread of COVID-19 or mitigate its effects. Such orders or restrictions have resulted in temporary operational shutdowns for non-essential businesses; imposed limitations on hours of operations and the number of people allowed in stores or warehouses; implemented requirements on sanitation and social distancing practices; enacted certain work stoppages, slowdowns or delays; and imposed certain travel restrictions and cancellations of large scale events. These restrictions have resulted in negative impacts to the markets in which we operate and our operations. While the federal government has enacted various fiscal and monetary stimulus measures from time to time to counteract the impacts of COVID-19, the effectiveness and adequacy of such stimulus measures, as well as their future availability, remain uncertain.
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Preferred Lease retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Preferred Lease locations, which operated within those stores. In addition, while the majority of our Rent-A-Center Business stores remained open, due to government orders in certain jurisdictions, beginning in mid-March 2020, we temporarily shut down operations at a small number of stores, and approximately 24% of our stores were partially closed. Our partially closed locations operated with closed showrooms, conducting business only through e-commerce web orders, and transitioned to a contactless curbside service model or to a ship-from-store model, to the extent permitted by local orders. Some franchise locations and stores in our Mexico operating segment were also temporarily closed or had restricted operations due to COVID-19. All locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Preferred Lease locations temporarily or partially closed at the onset of the pandemic were reopened in the second quarter of 2020. In the latter portion of 2020 and into 2021, the number of COVID-19 cases has increased significantly and certain governmental authorities have imposed or re-imposed restrictions on certain businesses. As of the date of this Annual Report on Form 10-K, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Preferred Lease locations are providing full in-store services subject to local requirements for sanitization, social distancing and capacity limitations and, in Mexico, certain restrictions regarding hours of operation.
In response to the negative impacts to our business resulting from COVID-19, in 2020, we proactively took certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures and suspending share repurchases. In addition, we implemented additional electronic payment methods for our Rent-A-Center Business and Preferred Lease customers to facilitate contactless transactions.
There are no assurances that we, or our retail partners, will be able to keep our, or their, stores open as governmental responses to the pandemic progress. As a result, we are unable to accurately predict the impact that COVID-19 will have on our operations going forward, due to the uncertain duration of the pandemic, future governmental restrictions that might be imposed in response to the pandemic, and related uncertainties dictated by the length of time that these business disruptions continue. In addition, we expect to be impacted by the deterioration in worldwide economic conditions, which could have a sustained impact on discretionary consumer spending. Furthermore, deteriorating global economic conditions have created a challenging environment in capital markets and created uncertainty regarding the availability of credit. The combination of reduced consumer spending and volatile credit markets could materially and adversely affect our liquidity. While the rapid development and fluidity of this situation precludes any prediction as to the full impact of COVID-19, our business, financial results and condition have been and may in the future be materially and adversely affected by the various effects caused by this pandemic.
The success of our business is dependent on factors affecting consumer spending that are not under our control.
Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics, inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue and negatively impacting the business and its financial results.
Risks Relating to Our Vendors, Suppliers and Products
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could materially and adversely affect our business.
Any disruption in our supply chain could result in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Any such disruption within our supply chain network could also result in decreased net sales, increased costs and reduced profits. For example, as a result of the impacts of COVID-19 on U.S. and global supply chains and manufacturing operations, we have experienced some delays or other material adverse effects on our timing or ability to obtain desired merchandise for our business.
Our arrangements with our suppliers and vendors may be materially and adversely affected by changes in our financial results or financial position or changes in consumer demand, which could materially and adversely affect our business.
Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our key suppliers and vendors could respond to any actual or apparent decrease in, or any concern with, our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. In addition, if demand for our products and services declines, the volume of merchandise we purchase from third party suppliers may decrease, which could result in smaller discounts from our vendors or the elimination of such discounts by our vendors. Our arrangements with our suppliers and vendors may also be impacted by media reports regarding our financial position or other factors relating to our business, including the Merger. Our need for additional liquidity could materially increase and our supply of inventory could be materially disrupted if any of our key suppliers or vendors, or a significant portion of our other suppliers or vendors, takes one or more of the actions described above, which could result in increased costs of operation and decreased net sales, customer satisfaction and profits.
We rely on the receipt of information from third party data vendors, and inaccuracies in or delay in receiving such information, or the termination of our relationships with such vendors, could have a material adverse effect on our business, operating results and financial condition.
We are heavily dependent on data provided by third-party providers. Our lease-to-own business employs a proprietary decisioning algorithm that determines whether or not an application for a lease submitted by a customer will be approved. This algorithm depends extensively upon continued access to and timely receipt of reliable data from external sources, such as third-party data vendors. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business would be negatively impacted, which would materially and adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
We must successfully manage our inventory to reflect customer demand and anticipate changing consumer preferences and leasing trends or our revenue and profitability will be materially and adversely affected.
The success of our Rent-A-Center Business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as consumer electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing consumer trends and price shifting, and to maintain an optimal selection of merchandise available for lease at all times. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Rent-A-Center Business depends on our ability to successfully re-lease our inventory of merchandise that are returned by customers of our Rent-A-Center Business or Preferred Lease, due to their lease agreements expiring, or otherwise.
Allegations of or actual product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we sell and lease in our Rent-A-Center Business and Preferred Lease business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities and expose us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are contain contaminants or impermissible materials, provide inadequate instructions regarding their use or misuse or include inadequate warnings, such as those concerning the materials or their flammability. We do not control the production process of the products we sell and lease, and may be unable to identify a defect or deficiency in a product purchased from a manufacturer before offering it for sale or lease to our customers. Product safety or quality concerns may require us to voluntarily remove selected products from our physical locations or from our customers’ homes or cease offering those products online. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition. In addition, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition if we are unable to recover those losses from the vendor who supplied us with the relevant merchandise.
Risks Relating to Our Strategy and Operations
Our success depends on the effective implementation and continued execution of our strategies.
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. In 2019, we accelerated our virtual growth strategy through the acquisition of Merchants Preferred and launch of our Preferred Lease offering with a focus towards executing on large market opportunities through national and regional retail partners. In 2020 and 2021, we have further executed on our virtual growth strategy through, among other things, continued investments in Preferred Lease’s proprietary offerings and technologies, organizational enhancements and our pending acquisition of Acima in the Merger. We intend to capitalize on key differentiators in our Preferred Lease offering, as well as grow our business through expansion in our product verticals, e‑commerce platform and other digital enhancements, improving the customer and retail partner experience and providing consumers with greater opportunities to shop how, when and where they want with the flexibility of our lease-to-own solutions. Our Rent-A-Center Business similarly faces risks associated with its growth strategies and efforts to adapt to changing consumer preferences and shopping behaviors while managing its cost structure.
Growth of our business, including through the launch of new product offerings and our intended significant expansion into virtual lease-to-own offerings, requires us to invest in or expand our information and technology capabilities, engage and retain experienced management, invest in our stores and otherwise incur additional costs, including those associated with the Merger. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could materially and adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in a material adverse effect on our business and financial results.
If we are unable to successfully appeal to and engage with our target consumers, our business and financial performance may be materially and adversely affected.
We operate in the consumer retail industry through brick and mortar stores and digitally. As such, our success depends, among other things, on our ability to identify and successfully market products and services through various channels that appeal to our current and future target customer segments, to align our offerings with consumer preferences and to maintain favorable perceptions of our brands by our target consumers. If we are unable to successfully appeal to and engage with our target consumers, our business and financial performance may be materially and adversely affected.
Given the nature of the COVID-19 crisis, our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us.
We believe our proprietary customer lease decisioning process to be a key to the success of our business, including Preferred Lease and our Rent-A-Center Business. As a result of the shift in operations driven by the COVID-19 pandemic, we have accelerated the rollout of centralized lease decisioning processes in our Company-operated Rent-A-Center Business stores. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic and changes in consumer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the crisis, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient.
We may take advantage of merger and acquisition opportunities from time to time with the intent of advancing our key initiatives, such as the Merger, but such activities may not prove successful and may subject us to additional risks.
From time to time, we may take advantage of merger and acquisition opportunities intended to advance our key strategic initiatives, such as the Merger. Such merger and acquisition opportunities may involve numerous risks, including the following:
•difficulties in integrating the operations, systems, technologies, products and personnel of the acquired businesses;
•difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;
•application of regulatory regimes that have not previously applied to, and may significantly impact, our business;
•diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations;
•the potential loss of key employees, vendors and other business partners of the businesses we acquire;
•the incurrence of debt, contingent liabilities and amortization expenses and write‑offs of goodwill in connection with such activities that could harm our financial condition; and
•dilutive issuances of common stock or other equity securities.
Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot assure you that our previous or future acquisitions, including the Merger, will be successful and will not materially and adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions, including our acquisition of Acima in the Merger, could materially harm our business and operating results.

We are highly dependent on the financial performance of our Rent-A-Center Business segment.
Our financial performance has historically been highly dependent on our Rent-A-Center Business segment, which comprised approximately 66% of our consolidated net revenues for the year ended December 31, 2020. Although this percentage is expected to decrease significantly upon the completion of the Merger, the Rent-A-Center Business segment will remain important to our consolidated results. Any significant decrease in the financial performance of the Rent-A-Center Business segment may have a material adverse effect on our ability to implement our growth strategies.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Consumer spending remains uncertain and our continued profitability is largely dependent on our ability to effectively manage our cost structure. We have experienced and may experience in the future increases in the costs of purchasing certain merchandise from suppliers or retail partners as a result of various factors, including supply/demand trends, tariffs, increases in the prices of certain commodities and increases in shipping costs. We may also face increases in labor costs as a result of wage inflation for hourly employees in many regions or increased competition for employees as unemployment rates decline following their increase as a result of COVID‑19. We have limited or no control over many of these inflationary forces. In addition, due to the competitive environment in our industry and increasing price transparency, we may not be able to recover all or even a portion of such cost increases by increasing our merchandise prices, fees, or otherwise. Even if we are able to increase merchandise prices or fees, those cost increases to our customers could result in reduced demand for our products and services. As a result, the failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer stolen merchandise, other store expenses or indirect spending could materially and adversely affect our profitability.
We face risks in our retail partner business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center Business store locations. These risks could have a material adverse effect on Preferred Lease, which could negatively impact our ability to grow the Preferred Lease segment and result in a material adverse effect on our results of operations.
Our Preferred Lease segment offers the lease-to-own transaction through the stores or websites of third-party retailers. In addition to the risks associated with the Merger, the Preferred Lease segment faces risks different from those that have historically been associated with our traditional lease-to-own business conducted in our Rent-A-Center Business store locations. These potential risks include, among others:
•reliance on the ability of unaffiliated third-party retailers to attract customers and to maintain quality and consistency in their operations and their ability to continue to provide products and services;
•establishing and maintaining relationships with unaffiliated third-party retailers and the concentration of revenues in the Preferred Lease segment, with approximately 72% of the total revenue of the Preferred Lease segment for the year ended December 31, 2020 having been originated at our Preferred Lease kiosks located in stores operated by four retail partners;
•reliance on these unaffiliated third-party retailers for many important business functions, from advertising through assistance with lease transaction applications, including, for example, adhering to Preferred Lease’s merchant policies and procedures, properly explaining the nature of the lease-to-own transaction to potential customers, properly handling customer inquiries made directly to the retail partner and properly explaining that the transaction is with Preferred Lease and not with the third-party retailer;
•potential that regulators may target the virtual lease-to-own transaction or certain products or services and/or adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Preferred Lease’s ability to offer virtual lease-to-own programs or certain products or services through third-party retail partners, and/or that regulators may attempt to force the application of laws and regulations on Preferred Lease’s virtual lease-to-own business or certain products or services in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by us, restrict certain business activities and negatively impact our financial and operational performance;
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable;
•more product diversity within Preferred Lease’s merchandise inventory relative to our traditional store-based lease-to-own business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned and which exposes us to risks associated with products with which we have limited experience;
•lower barriers to entry and start-up capital costs to launch a competitor due to the reliance of Preferred Lease and its competitors on the store locations and inventories of third-party retailers, and online connections with retailers, rather than incurring the cost to obtain and maintain brick and mortar locations and in-store or in-warehouse inventories;

•indemnification obligations to Preferred Lease’s retail partners and their service providers for losses stemming from Preferred Lease’s failure to perform with respect to its products and services, to comply with applicable laws or regulations or to take steps to protect its retail partner’s and their customers’ data and information from being accessed or stolen by unauthorized third parties, including through cyber-attacks;
•increased risk of consumer fraud with respect to Preferred Lease’s virtual lease-to-own business and e-commerce business as compared to the traditional store-based Rent‑A‑Center Business;
•increased risk of merchant fraud due to the planned growth in retail partners and other merchants from which customers can select products to lease from Preferred Lease;
•reduced gross margins compared to the Rent-A-Center Business because Preferred Lease purchases merchandise it leases to customers at retail, rather than wholesale, prices;
•operational, financial, regulatory or other risks associated with the development and implementation of new digital technologies that are intended to enhance the customer and retail partner experience and to differentiate Preferred Lease from competing consumer offerings; and
•the ability of Preferred Lease to adequately protect its proprietary technologies.
These risks could have a material adverse effect on Preferred Lease, which could negatively impact our ability to grow the Preferred Lease segment and result in a material adverse effect on our results of operations. In addition, these risks are expected to become more significant as a result of the Merger.
Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
Although our retail partner business began as a staffed model, our strategy to grow the retail partner business depends on significantly expanding our unstaffed or virtual lease-to-own solution, either alone or in combination with the staffed model (the hybrid model). The 2019 acquisition of Merchants Preferred’s scalable technology offering, robust decision engine, enhanced infrastructure and experienced management team accelerated the development of our virtual lease-to-own offering. In 2020 and 2021, we have further executed on our virtual growth strategy through, among other things, continued investments in Preferred Lease’s proprietary offerings and technologies, organizational enhancements and our pending acquisition of Acima in the Merger. We may not realize the intended benefits from these investments and initiatives. If we are unable to maintain and continuously improve our technologies and decisioning methodologies, our business and financial results may be materially and adversely affected.
If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially and adversely affected.
Competition from the e-commerce sector continues to grow and has been accelerated by trends that developed as a result of social restrictions implemented due to COVID-19. To compete in this e-commerce sector, we must be able to innovate and develop technologies and digital solutions that appeal to our customer. We have launched virtual capabilities within our Preferred Lease and Rent-A-Center Business segments. There can be no assurance we will be successful in developing the technologies and digital solutions necessary to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce or prevent us from growing our market share, gross and operating margins, and may materially and adversely affect our business and results of operations in other ways.
Our operations are dependent on effective information management systems. Failure of these systems could negatively impact our business, financial condition and results of operations.
We utilize integrated information management systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information management systems to perform as designed due to “bugs,” crashes, computer viruses, security breaches, internet failures and outages, operator error, or catastrophic events, and any associated loss of data or interruption of such information management systems for a significant period of time could disrupt our business. If the information management systems sustain repeated failures, we may not be able to manage our store operations, which could have a material adverse effect on our business, financial condition and results of operations. We invest in new information management technology and systems and implement modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We take actions and implement procedures designed to ensure the successful implementation of these investments, including the testing of new systems and the transfer of existing data. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. A disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially and adversely affect our business, financial condition and results of operations.
If we fail to protect the integrity and security of customer, employee and retail partner information, we could incur significant liability and damage our reputation and our business could be materially and adversely affected.
In the ordinary course of business, we collect, store and process certain personal information provided to us by our customers, including social security numbers, dates of birth, banking information, credit and debit card information and data we receive from consumer reporting companies, including credit report information, as well as certain confidential information about our retail partners and employees, among others. Much of this data constitutes confidential personally identifiable information which, if unlawfully accessed, either through a “hacking” attack or otherwise, could subject us to significant liability as further discussed below.
Despite instituted safeguards for the protection of such information, our systems are subject to significant risk of compromise from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, misappropriate, destroy or manipulate various types of information that we rely on, including confidential personally identifiable information (“PII”) or other confidential information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Loss or misuse of customer, employee or retail partner information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, retail partners, regulators and other persons, any of which could have a material adverse effect on our business, financial condition and results of operations. Successful data breaches or other cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could similarly negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and industry standards, and costs incurred to prevent or remediate information security breaches, could materially and adversely affect our business.
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. Additionally, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. We are also required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our ability to raise capital, and may also expose us to potential claims and losses. Additionally, any such failure could subject us to increased regulatory scrutiny, which could also have a material adverse effect on our business and our stock price.
The industries in which we operate are highly competitive, which could impede our ability to maintain sales volumes and pricing and have a material adverse effect on our operating results.
Certain categories of products we sell and lease from time to time, including furniture, appliances and electronics such as televisions, computers and smartphones, are the subject of intense competition from a number of types of competitors, including national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and online providers of used goods and merchandise, traditional, “big-box” and e-commerce retailers. These competitors may offer a larger selection of products at more competitive prices than our Rent-A-Center Business and Preferred Lease segment. Our competitors may employ aggressive marketing strategies involving frequent sales and discounts, including the use of certain products as “loss leaders” to increase customer traffic. Engaging in these pricing strategies could cause a material reduction in sales revenue and gross margins. Alternatively, we may be unable to or elect not to engage in these pricing strategies, which could decrease our sales volumes. The expansion of digital retail has increased the number and variety of retailers with which we compete, and certain online retailers may have greater brand recognition, social media following and engagement and sophisticated websites than does Rent‑A‑Center. The increasing competition from all of these sources may also reduce the market share held by our Rent-A-Center Business and Preferred Lease segments.
The lease-to-own industry faces competition from the retailers and lease-to-own companies mentioned above, including many retailers who offer layaway programs, various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Some of these competitors may be willing to offer products and services on an unprofitable basis in an effort to gain market share or be willing to lease certain types of products that we are not willing to or are unable to lease. Additionally, these competitors may be willing to enter into customer leases where services, rather than goods, comprise the significant portion of the lease value, or be willing to engage in other practices related to pricing, compliance, and other areas in which we are not willing to or cannot engage.
Our Preferred Lease business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Preferred Lease product in favor of those of our competitors, or to offer the Preferred Lease product and the products of our competitors simultaneously at the same store locations, which could slow growth in the Preferred Lease business and limit or reduce profitability. Furthermore, Preferred Lease’s virtual lease to own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on retail partner relationships that may prove to be more successful.
Rent-A-Center may be unable to retain key employees as a result of the Merger or otherwise.
The success of Rent-A-Center depends in part upon its ability to retain its executive leadership, management team and other key employees (including, following the Merger, former Acima employees). Key personnel may depart because of a variety of reasons, relating to the Merger or otherwise. The loss of these individuals without adequate replacement could materially and adversely affect our ability to sustain and grow our business. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially and adversely affect our operations. Furthermore, if we are unable to retain key personnel who are critical to the successful integration and future operations of the combined company following the Merger, we could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs, all of which could diminish the anticipated benefits of the Merger.
If we are unable to attract, train and retain managerial personnel and hourly associates in our stores and staffed Preferred Lease locations, our reputation, sales and operating results may be materially and adversely affected.
Our workforce is comprised primarily of employees who work on an hourly basis. We rely on our sales associates in our store locations and staffed Preferred Lease locations to provide customers with an enjoyable and informative shopping experience and to help ensure the efficient processing and delivery of products. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. We compete with other retail businesses as well as restaurants for many candidates for employment at our store locations and staffed Preferred Lease locations. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. Our ability to control labor costs is also subject to numerous external factors and compliance with regulatory structures, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our employees. If we are unable to attract and retain quality employees at reasonable cost, or fail to comply with the regulations and laws impacting personnel, it could have a material adverse effect on our business, financial condition and results of operations.
Acts of nature, whether due to climate change or otherwise, can disrupt our operations and those of our retail partners.
Our store operations, as well as those of our retail partners at Preferred Lease, are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations, including in Mexico, Florida, Louisiana and Texas, and may, depending upon the location and severity of such events, materially and unfavorably impact our business continuity. We cannot guarantee that the amount of any hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we may maintain from time to time would cover any or all damages caused by any such event.

The success of our Franchising segment is dependent on the ability and success of our third party franchisees, over which we have limited control.
The franchisees of our Franchising segment are independent third party businesses that are contractually obligated to operate in accordance with the operational and other standards set forth in their respective franchise agreements. Although we evaluate potential franchisee candidates before entering into a franchisor‑franchisee relationship with them, we cannot be certain that management of a given candidate will have the business acumen or financial resources necessary to operate successful franchises in their approved territories. Because franchisees are independent businesses and not employees, we are not able to control them to the same extent as our Rent‑A‑Center Business stores, and the ultimate success and quality of a franchise ultimately rests with the franchisee. Certain state franchise laws may also limit our ability to terminate, not renew or modify our franchise agreements. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise fees, royalties and revenue, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially and adversely affected.
Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.
Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. Because we self-insure a significant portion of expected losses under our workers’ compensation, general liability, vehicle and group health insurance programs, unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs. This could have a material adverse effect on our financial condition and results of operations.
Risks Relating to Legal and Compliance Matters
We may be subject to legal or regulatory proceedings from time to time that result in damages, penalties or other material monetary obligations or material restrictions on our business operations, and our use of arbitration agreements may not allow us to avoid costly litigation.
In addition to laws and regulations regarding our lease‑to‑own transactions, we are subject to consumer protection and data privacy laws and other laws and regulations. As we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of additional statutes and regulatory requirements not presently applicable to our operations. We have defended against, and may in the future defend against, legal and regulatory proceedings from time to time, including class action lawsuits alleging various regulatory violations. We have incurred and may in the future incur significant damages, fines, penalties, obligations to post bonds pending appeal or legal fees or expenses in connection with such legal and regulatory proceedings or may pay significant amounts to settle legal or regulatory proceedings, which could materially and adversely affect our liquidity and capital resources. The failure to pay any material judgment would constitute a default under the ABL Credit Facility, the Term Loan Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”) and the Notes (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”). In addition, we may become subject to significant restrictions on or changes to our business practices, operations or methods, including pricing or similar terms, as a result of existing or future governmental or other proceedings or settlements, any of which could significantly harm our reputation, both with consumers as well as with retail partners and materially and adversely affect our business, prospects and financial condition.
In an attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. However, in addition to opt-out provisions contained in such agreements, judicial, regulatory or legislative actions may restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes.
Federal and state regulatory authorities are increasingly focused on the lease‑to‑own industry and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could require us to alter our business practices in a manner that may be materially adverse to us.
Although there is currently no comprehensive federal legislation regulating rental purchase transactions, federal regulatory authorities such as the United States Federal Trade Commission and the Consumer Financial Protection Bureau (the “CFPB”) are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates and adverse federal legislation may be enacted in the future. Any federal agency, or any state regulatory authority, may propose and adopt new regulations or interpret existing regulations in a manner that could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance or to alter our business practices in a manner that reduces the economic potential of our operations. Any such new laws, regulations or interpretations could include, by way of example only, those that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business. In addition, federal and state regulators are increasingly holding businesses operating in the lease-to-own industry to higher standards of monitoring, disclosure and reporting, notwithstanding the adoption of any new laws or regulations applicable to our industry. Furthermore, regulators and courts may apply laws or regulations to our businesses in incorrect, inconsistent or unpredictable ways that may make our compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely affect the manner in which we operate. In addition, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Rent‑A‑Center to “headline risks” whereby media attention to these matters could negatively impact our business in a particular region or in general or investor sentiment and may materially and adversely affect our share price. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.
Our lease‑to‑own transactions are regulated by and subject to the requirements of federal and state laws and regulations that vary by jurisdiction, which requires significant compliance costs and exposes us to regulatory action or other litigation.
Currently, 46 states, the District of Columbia and Puerto Rico have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. One additional state has a retail installment sales statute that excludes leases, including lease-to-own transactions, from its coverage if the lease provides for more than a nominal purchase price at the end of the rental period. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of 11 states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of six states limit the cash prices for which we may offer merchandise. Furthermore, there is currently no comprehensive federal legislation regulating lease-to-own transactions. We have incurred and will continue to incur substantial costs to comply with federal and state laws and regulations, many of which are evolving, unclear and inconsistent across various jurisdictions as described above. In addition to compliance costs, we may incur substantial expenses to respond to federal and state government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, including those arising out of our or our franchisees’ alleged violations of existing laws and/or regulations.
Similar to other consumer transactions, our rental purchase transaction is also governed by various federal and state consumer protection statutes, in addition to the rental purchase statutes under which we operate, that provide various consumer remedies, including monetary penalties, for violations. In our history, we have been the subject of litigation alleging that we have violated some of these statutory provisions and the consumer practices of Acima are currently the subject of an investigation by the CFPB (see “—The outcome of the Consumer Financial Protection Bureau’s investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business” below).
Laws and regulations regarding information security and data collection, use and privacy are increasingly rigorous and subject to change, which may cause us to incur significant compliance costs.
The regulatory environment related to information security and data collection, use and privacy is increasingly rigorous, with new and constantly changing requirements applicable to certain aspects of our business, including our collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, our credit reporting practices, and the manner in which we process and store certain customer, employee and other information. All states have adopted laws requiring the timely notification to individuals and, at times, regulators, the media or credit reporting agencies, if a company experiences the unauthorized access or acquisition of PII. Many states have enacted additional data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of PII and other information. For instance, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, contains, among other things, new disclosure obligations for businesses that collect PII from California residents and affords those individuals numerous rights relating to their PII. The CCPA has changed the manner in which we collect, store and use consumer data and has resulted in increased regulatory oversight, litigation risks and costs of compliance. Furthermore, a California ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (the “CPRA”) was passed in November 2020 and will take effect in January 2023 (with respect to information collected from and after January 2022). The CPRA will significantly modify the CCPA, including by creating a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Moreover, other states may adopt privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. These costs, including others relating to increased regulatory oversight and compliance, could materially and adversely affect our business. In addition, given that privacy and customer data protection laws may be interpreted and applied inconsistently and are in a state of flux that varies by jurisdiction, our data protection policies and practices may not be consistent with the most recent interpretations and applications of such laws at all times. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and materially and adversely affect our operating results.
Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners, including retail partners.
While our policies and compliance programs are intended to promote legal and ethical business practices, there is a risk that our employees, agents or business partners, including retail partners, could engage in misconduct that materially and adversely affects our reputation, ability to do business or our operating results or financial condition. For instance, our operations in the U.S. and abroad are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees and could damage our reputation. Other misconduct, including discrimination or harassment in the workplace, illegal or suspicious activity and breaches in the protection of consumer information, could similarly subject us to regulatory sanctions and negatively impact our business, operating results or financial condition. In addition, misconduct by our employees or agents could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Furthermore, alleged or perceived misconduct by our employees, agents or business partners, including retail partners, even if not substantiated, may attract negative publicity that could damage our reputation and impair our ability to maintain and develop relationships with our vendors, customers and other third parties with whom we do business and to attract and retain employees.
Our products and services may be negatively characterized by consumer advocacy groups, the media and certain Federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or our retail partners, demand for our goods and the transactions we offer could decrease and our business could be materially and adversely affected.
Certain consumer advocacy groups, media reports and federal and state regulators and legislators have asserted that laws and regulations regarding lease-to-own transactions should be broader and more restrictive. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories seeking to borrow money to finance purchases. This “cost-of-rental” amount, which is generally defined as total lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the fundamental difference between a credit transaction and a lease transaction, the fact that consumers can return their leased merchandise at any time without penalty or further payment obligations or the numerous other benefits to consumers of lease-to-own programs, or the lack of viable alternatives available to many of these consumers to obtain critical household items. If the negative characterization of lease-to-own transactions becomes increasingly accepted by consumers or our retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of lease‑to‑own transactions is accepted by regulators and legislators, our business may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by our competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in Rent-A-Center being perceived as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.

Disputes with or involving our franchisees may lead to litigation with our franchisees, which may materially and adversely affect our relationships with franchisees or our reputation, or cause us to incur significant expenses that materially and adversely affect our results of operations.
As a franchisor, we are subject to regulation by various federal and state laws that govern the relationship between us and our franchisees and the offer and sale of franchises. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties, as well as the loss of franchise fees and ongoing royalty revenues. Although we believe we generally enjoy a positive working relationship with our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees in the ordinary course of business for a variety of reasons, including disputes related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also have disputes with franchisees in connection with transactions whereby we have re-franchised previously company-owned locations and sold them to the franchisee, including disputes regarding our indemnification obligations pursuant to those transaction agreements. Further, we may engage in litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience, or to enforce any applicable contractual indemnification rights if we are brought into a matter involving a third party due to an alleged act or omission by the franchisee. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure documents, including claims based on financial information contained in those documents. Engaging in such litigation may be costly, time-consuming and may distract management and materially and adversely affect our relationships with or ability to attract new franchisees. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Moreover, federal and state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate our franchise arrangements or otherwise resolve conflicts with our franchisees or enforce contractual duties or rights we believe we have with respect to our franchisees, which could materially and adversely affect our operations.
We may face liability for the actions, omissions and liabilities of our franchisees, which could materially and adversely affect our results of operation.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. However, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint‑employer liability, or other theories or liabilities. Expansion of these bases for liability not only could result in expensive litigation with our franchisees or government agencies, but also could make it more difficult to appropriately support our franchisees while managing our risk of liability, all of which could impact our results of operations. For instance, in 2015, the National Labor Relations Board adopted a broad standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. Although the U.S. Department of Labor announced the rescission of these guidelines in June 2017, there can be no assurance that no future changes in law, regulation or policy will cause us or our franchisees to be liable or held responsible for unfair labor practices, violations of wage and hour laws, or other violations or require our franchises to conduct collective bargaining negotiations regarding employees of our franchisees. If such changes occur, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability, which could materially and adversely affect our results of operations.
We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage and a diversion of resources and a material adverse effect on our business and results of operations.
The success of our lease-to-own model depends in large part on our proprietary decisioning algorithm, our e‑commerce platform and other proprietary technologies that we currently have or may develop in the future. To protect our intellectual property rights, we rely, or may from time to time rely, on a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors and other third parties with whom we have relationships. However, our efforts to protect our intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of our intellectual property or proprietary information, which could result in a loss of our competitive advantage. In addition, any of our intellectual property rights may be challenged, which could result in their being narrowed in scope or declared invalid or unenforceable. We may litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which could be expensive and cause a diversion of resources and ultimately may not be successful.
Moreover, competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail). We may also be required to pay significant money damages. In the event of a settlement or adverse judgment, our results of operation may materially decline if we are prohibited from using the relevant systems, processes, technologies or other intellectual property, especially if we are forced to cease offering certain products or services, or are required to pay to the alleged owner of the relevant intellectual property licensing fees, royalties or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of our management and employees.
The taxes applicable to our operations can be difficult to determine and are subject to change, and our failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Preferred Lease and e-commerce businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various business activities. Failure to comply with such statutes, or a successful assertion by a jurisdiction requiring us to collect taxes in a location or for transactions where we presently do not, could result in substantial tax liabilities, including for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially. For instance, following a United States Supreme Court decision in June 2018, states may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state. Our Preferred Lease business may become subject to additional taxes if state or municipal legislatures adopt tax reform that subjects our lease-to-own transactions originated at the locations of Preferred Lease’s retail partners to taxation in that jurisdiction, despite Rent‑A‑Center having no physical presence in that jurisdiction. As governments increasingly search for ways to increase revenues, states may adopt tax reform or take other legislative action designed to raise tax revenues, including by expanding the scope of transactions subject to taxation or by increasing applicable tax rates, or may adversely interpret existing sales, income and other tax regulations. Such changes could subject our business to new or increased tax obligations, which could have a material adverse effect on our results of operations.
Risks Relating to Our Indebtedness and Other Financial Matters
Our indebtedness increased significantly upon consummation of the Merger and may materially and adversely affect us.
As of December 31, 2020, our total indebtedness was $197.5 million. In connection with the consummation of the Merger in February 2021, we incurred significant indebtedness to fund the cash consideration payable under the Agreement and Plan of Merger, dated as of December 20, 2020, providing for the Merger (the “Merger Agreement”), repay certain indebtedness of each of Rent-A-Center and Acima and its subsidiaries, and pay related fees and expenses. As a result, on a pro forma basis after giving effect to the Merger and related financing transactions, our total indebtedness as of December 31, 2020 would have been approximately $1,490 million, and we would have had undrawn commitments available for borrowings of an additional $294 million under the ABL Credit Facility (after giving effect to approximately $91 million of outstanding letters of credit). In addition, on a pro forma basis after giving effect to the Merger and related financing transactions, our total indebtedness as of December 31, 2020, the available commitments under the ABL Credit Facility would have been $550 million which, when reduced by outstanding borrowings and standby letters of credit of $256 million outstanding as of such date, would amount to $294 million of availability under such facility.
Notwithstanding the recent increase in our total indebtedness, we expect to continue to evaluate the possibility of acquiring additional businesses and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings. As a result, our indebtedness could further increase, and the related risks that we face could intensify.
Our level of indebtedness, together with any additional indebtedness we may incur in the future, could materially and adversely affect us in a number of ways. For example, the anticipated level of indebtedness or any additional financing could:
•make it more difficult for us to pay or refinance our debts as they become due during adverse economic, financial market and industry conditions;
•require us to use a larger portion of our cash flow for debt service, reducing funds available for other purposes;
•impair our ability to take advantage of business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•increase our vulnerability to adverse economic, industry or competitive developments and decrease our ability to respond to such changes as compared to our competitors with less leverage;

•materially and adversely affect our ability to obtain additional financing, particularly as substantially all of our assets will be subject to liens securing certain of our indebtedness;
•decrease our profitability and/or cash flow or require us to dispose of significant assets in order to satisfy our debt service and other obligations if cash from operations or other sources is insufficient to satisfy such obligations;
•increase the risk of a downgrade in the credit rating of us or any indebtedness of us or our subsidiaries which could increase the cost of further borrowings;
•limit our ability to borrow additional funds in the future to fund working capital, capital expenditures and other general corporate purposes; and
•limit our financial resources available to continue paying dividends on our common stock, as determined in the discretion of our Board of Directors and subject to the restrictive covenants in our debt agreements.
Although the terms of the indenture that governs the Notes and the terms of the ABL Credit Facility and the Term Loan Facility contain restrictions on the incurrence of additional debt, including secured debt, these restrictions are subject to a number of important exceptions and debt incurred in compliance with these restrictions could be substantial. If we incur significant additional debt, the related risks could intensify.
The amount of borrowings permitted under the ABL Credit Facility is limited to the value of certain of our assets, and Rent-A-Center relies in part on available borrowings under the ABL Credit Facility for cash to operate its business, which subjects it to market and counterparty risk, some of which is beyond Rent-A-Center’s control.
In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the ABL Credit Facility. Our borrowing capacity under the ABL Credit Facility varies according to our eligible rental contracts, eligible installment sales accounts and inventory, net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could materially and adversely affect our business and liquidity. The documentation governing the ABL Credit Facility contains customary affirmative and negative covenants and certain restrictions on operations become applicable if our available credit falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Subject to certain exceptions, our obligations under the ABL Credit Facility are secured by liens on substantially all of our assets. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under the ABL Credit Facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. Our access to such financing may be unavailable or reduced, or such financing may become significantly more expensive for any reason, including, but not limited to, adverse economic conditions. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. If our access to borrowings under the ABL Credit Facility is unavailable or reduced, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
We may not be able to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
As of February 17, 2021, the annual cash interest payments on our indebtedness are approximately $75 million, which could fluctuate depending on changes in interest rates. We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on our indebtedness through our cash flows from operations. However, our ability to generate sufficient cash flow from operations and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control, and there can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:
•reducing or delaying capital expenditures;
•limiting our growth;
•seeking additional capital;
•selling assets;
•reducing or eliminating the dividend on our common stock; or
•restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may be unable to service our indebtedness and fund our operations, which could have a material adverse effect on our business, financial condition or results of operations. In addition, the ABL Credit Facility and the Term Loan Facility are secured by liens on substantially all of our and our restricted subsidiaries’ assets, and any successor credit facilities are likely to be secured on a similar basis. As such, our ability to refinance our indebtedness or seek additional financing, or our restricted subsidiaries’ ability to make cash available to us, by dividend, debt repayment or otherwise, to enable us to repay the amounts due under our indebtedness, could be impaired as a result of such security interests and the agreements governing such security interests.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. In addition, if we cannot make scheduled payments on our debt, we will be in default and lenders under the ABL Credit Facility could terminate their commitments to loan money, holders of the Notes and lenders under the ABL Credit Facility and the Term Loan Facility could declare all outstanding principal and interest to be due and payable, and lenders under the ABL Credit Facility and the Term Loan Facility could foreclose against the assets securing such indebtedness and Rent-A-Center could be forced into bankruptcy or liquidation.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may materially and adversely affect our financial and operational flexibility.
The terms of our indebtedness include restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to, among other things, (i) create liens; (ii) transfer or sell assets; (iii) incur indebtedness or issue certain preferred stock; (iv) pay dividends, redeem stock or make other distributions; (v) make other restricted payments or investments; (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries; (vii) merge or consolidate with other entities; (viii) engage in certain transactions with affiliates; and (ix) designate our subsidiaries as unrestricted subsidiaries. In addition, our ability to access the full amount available under the ABL Credit Facility is subject to compliance with a financial maintenance covenant requiring that we maintain at least a specified fixed charge coverage ratio (as such ratio is defined in the ABL Credit Facility). Our failure to comply with any of these covenants could result in reduced borrowing capacity and/or an event of default that, if not cured or waived, could result in the acceleration of certain of our debt, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing, or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.
A breach of any of the covenants or restrictions could result in an event of default. Such a default, if not cured or waived, could allow our debt holders to accelerate the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies, or to declare all borrowings outstanding thereunder to be due and payable. In the event our debt is accelerated, our assets may not be sufficient to repay such debt in full.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates will increase our interest expense and our debt service obligations on the variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2020, on a pro forma basis after giving effect to the Merger and related expected financing transactions, approximately $1,018 million of our indebtedness would have been variable rate indebtedness and, assuming all loans were fully drawn, each quarter‑point (0.25%) change in interest rates would result in an additional $2.6 million annualized pretax charge or credit to our consolidated statement of operations. As of the date of this Annual Report on Form 10-K, we have not entered into any interest rate swap agreements. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.
A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.
Under the agreements governing our ABL Credit Facility and our Term Loan Facility, an event of default will result if a third party becomes the beneficial owner of 40% or more of our voting stock, in which case our obligations under such facilities may become immediately due and payable. In addition, under the indenture governing the Notes, we are obligated to offer to purchase the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of the purchase, upon the occurrence of certain changes in control, including, subject to certain exceptions, the consummation of any transaction that results in any person becoming the beneficial owner of at least 50% of our voting stock or a sale of substantially all of our assets. Rent‑A‑Center may enter into additional financing arrangements in the future that require the repayment of outstanding amounts in similar circumstances. If a specified change in control occurs and the lenders or debt holders under our debt instruments accelerate our obligations, we may not have sufficient liquid assets to repay amounts outstanding under such agreements or be able to arrange for additional financing to fund such obligations, which could result in an event of default under the relevant instrument and could cause any other debt that we may have at that time to become automatically due, further exacerbating the adverse impacts on our financial condition.
Our organizational documents and our current or future debt instruments contain or may contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center’s stockholders to acquire its stock.
Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law, which prohibits persons that acquire, or are affiliated with any person that acquires, more than 15% of our outstanding common stock from engaging in any business combination with Rent‑A‑Center for a three-year period following the date of such acquisition, subject to limited exceptions. Furthermore, the terms of our indebtedness include various change in control provisions which, in the event of a change in control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change in control involving us, whether favored or opposed by our management or our stockholders. For instance, the consummation of any such transaction in certain circumstances may require the redemption or repurchase of the Notes, and there can be no assurance that we or the potential acquiror will have sufficient financial resources to affect such a redemption or repurchase.
Risks Relating to the Merger
The outcome of the Consumer Financial Protection Bureau’s investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business.
Prior to the execution of the Merger Agreement, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID is to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. We are fully cooperating with the CFPB investigation and expect to submit responses to all existing requests of the CFPB no later than the end of March 2021. The CFPB has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation.
On the terms and subject to the conditions set forth in the Merger Agreement, the former owners of Acima have agreed to indemnify Rent-A-Center for certain losses arising after the consummation of the Merger with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima are limited to an indemnity holdback in the aggregate amount of $50 million, which amount was escrowed at the closing of the Merger, and will be Rent-A-Center’s sole recourse against the former owners of Acima with respect to all of the indemnifiable claims under the Merger Agreement. Other than with respect to any pending or unresolved claims for indemnification submitted by Rent-A-Center prior to such time, and subject to other limited exceptions, the escrowed amount in respect of the CID will be released to the former owners of Acima as follows: (i) in respect of the CID, on the earlier of the third anniversary of the closing date of the Merger and the date on which a final determination is entered providing for a resolution of the matters regarding the CID and (ii) in respect of certain pre-closing taxes, on August 18, 2022, the first business day following the date that is 18 months after the closing of the Merger.
There can be no assurance that the CID will be finally resolved prior to the release to the former owners of Acima of the escrowed funds reserved therefor, or that such escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.

We may be unable to realize the anticipated benefits of the Merger, including synergies, and expect to incur substantial expenses related to the Merger, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to realize potential revenue and cost synergies as a result of the Merger. In addition to the purchase price we paid in connection with the Merger, we also expect to incur certain one-time costs to achieve these synergies. In addition, while we believe these synergies are achievable, our ability to achieve such estimated synergies and the timing of achieving any such synergies is subject to various assumptions by our management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such synergies. As a consequence, we may not be able to realize all of these synergies within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger and materially and adversely affect our business, financial condition and results of operations.
We may be unable to successfully integrate Acima’s business and realize the anticipated benefits of the Merger.
Rent-A-Center and Acima operated as independent companies prior to the consummation of the Merger in February 2021. We have devoted, and expect to continue to devote, significant management attention and resources to integrating the business practices and operations of Acima with the other business of Rent-A-Center. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the businesses of Rent-A-Center and Acima in a manner that permits Rent-A-Center to achieve the cost savings or revenue enhancements anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•lost sales and customers as a result of certain customers, retail partners or other third parties of either of the two companies deciding not to do business with us after the Merger;
•the complexities associated with managing Rent-A-Center out of several different locations and integrating personnel from Acima, resulting in a significantly larger combined company, while at the same time attempting to provide consistent, high quality products and services;
•the complexities of consolidating retail partner locations;
•the additional complexities of integrating a company with different products, services, markets and customers;
•coordinating corporate and administrative infrastructures and harmonizing insurance coverage;
•coordinating accounting, information technology, communications, administration and other systems;
•complexities associated with implementing necessary controls for Acima’s business activities to address Rent-A-Center’s requirements as a public company;
•identifying and eliminating redundant and underperforming functions and assets;
•difficulty addressing possible differences in corporate culture and management philosophies;
•the failure to retain key employees of either Acima or Rent-A-Center;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger, including litigation relating to the Merger or the ultimate outcome of the CFPB investigation of Acima;
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to efforts to integrate Acima’s operations; and
•a deterioration of credit ratings.
For all these reasons, the integration process could result in the distraction of Rent-A-Center’s management, the disruption of Rent-A-Center’s ongoing business or inconsistencies in its products, services, standards, controls, procedures and policies, any of which could materially and adversely affect our ability to maintain relationships with our customers, retail partners, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise materially and adversely affect our business and financial results.
An inability to realize the full extent of the anticipated benefits and cost synergies of the Merger, as well as any delays encountered in the integration process, could have a material adverse effect on the revenues, level of expenses and operating results of the combined company, which may materially and adversely affect the value of Rent-A-Center’s securities.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefit of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Merger may be offset by costs incurred or delays in integrating the companies. If we are not able to adequately address these challenges, we may be unable to successfully integrate Acima’s operations into our other businesses or, even if we are able to combine such business operations successfully, to realize the anticipated benefits of the integration of the two companies.
Risks Relating to Our Structure or an Investment in Our Common Stock
We are a holding company and are dependent on the operations and funds of our subsidiaries.
We are a holding company, with no revenue generating operations and no assets other than our ownership interests in our direct and indirect subsidiaries. Accordingly, we are dependent on the cash flow generated by our direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations, including the obligations under the ABL Credit Facility, Term Loan Facility and the Notes. The ability of our subsidiaries to pay dividends or make other payments to us is subject to applicable state laws. Should one or more of our subsidiaries be unable to pay dividends or make distributions, our ability to meet our ongoing obligations could be materially and adversely affected. If we are unable to satisfy the financial and other covenants in our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:
•our perceived ability to meet market expectations with respect to the growth and profitability of each of our operating segments and to timely achieve the expected benefits of the Merger;
•quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales, invoice volume or when and how many locations we acquire, open, sell or close;
•quarterly variations in our competitors’ results of operations;
•changes in earnings estimates or buy/sell recommendations by financial analysts;
•how our actual financial performance compares to the financial performance guidance we provide;
•state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our business;
•the stock price performance of comparable companies;
•the unpredictability of global and regional economic and political conditions; and
•the impact of any of the other risk factors discussed or incorporated by reference herein.
In addition, the stock market as a whole historically has experienced price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to such companies’ operating performance.
There can be no assurance as to the dividends that we may pay on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have paid quarterly cash dividends on our common stock since 2019, we are not required to declare or pay any dividends and there may be circumstances under which we may be unable to declare and pay dividends under applicable Delaware law or due to the impact of restrictive covenants in our debt agreements. In addition, we may elect to eliminate or reduce our common stock dividend in the future for any reason. Any elimination of or reduction in the amount of our common stock dividend could materially and adversely affect the market price of our common stock.
A lowering or withdrawal of the ratings assigned to Rent-A-Center’s debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our indebtedness currently has a non-investment grade rating, and any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Credit ratings are not recommendations to purchase, hold or sell any securities of our company. Additionally, credit ratings may not reflect the potential effect of risks relating to any securities of our company. Any downgrade by either S&P or Moody’s may result in higher borrowing costs. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

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
Item 3. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. Please reference Note M in the Notes to our Financial Statements for additional discussion of our legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering.
As of February 19, 2021, there were approximately 51 record holders of our common stock.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. Cash dividend payments are subject to certain restrictions in our debt agreements. Please see Note K to the consolidated financial statements for further discussion of such restrictions.
Repurchases of Equity Securities
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $75 million of Rent-A-Center common stock. During the twelve months ended December 31, 2020, the Company repurchased 1,463,377 shares of our common stock for an aggregate purchase price of $26.6 million, which includes shares having an aggregate purchase price of $10.0 million that were purchased under a repurchase program that was previously authorized by our Board of Directors until its replacement by the current program in March 2020. We did not repurchase any shares of common stock during the three months ended December 31, 2020. Under the March 2020 authorization, $58.4 million remains available for repurchases in the open market and privately negotiated transactions. Common stock repurchases are subject to certain restrictions in our debt agreements. Please see Note K to the consolidated financial statements for further discussion of such restrictions.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2015, and dividends, if any, were reinvested for all years ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Rent-A-Center, Inc., the NASDAQ Composite Index, and S&P 1500 Specialty Retail Index
300
250
200
150
100
50
12/15
12/16
12/17
12/18
12/19
12/20
Rent-A-Center, Inc.
NASDAQ Composite
S&P 1500 Specialty Retail Index

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Objective
We report financial operating performance under four operating segments, including our Rent-A-Center Business segment (formerly Core U.S.), which represents our company-owned stores and e-commerce platform through rentacenter.com; our Preferred Lease segment (formerly Acceptance Now), which includes our virtual, staffed, and hybrid business models; and our Mexico and Franchising segments.
The following discussion focuses on recent developments expected to have current and future impacts on the results of our business, trends and uncertainties within our industry and business model that may impact our financial results, our recent results of operations, and discussion of our liquidity and capital resources. You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Recent Developments
Acima Acquisition. On December 20, 2020, we entered into the Merger Agreement with Radalta, LLC, a Utah limited liability company and wholly owned subsidiary of the Company, Acima, and Aaron Allred, solely in his capacity as the representative of the former owners of Acima, providing for the merger of Radalta, LLC with and into Acima, with Acima surviving the Merger as a wholly owned subsidiary of the Company. The Merger was completed on February 17, 2021. In accordance with the Merger Agreement, we issued to the former owners of Acima an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”), with a value of $51.14 per share based on the closing price of our common stock on the date of closing, and paid to them aggregate cash consideration of $1,273.3 million (the “Aggregate Cash Consideration”). Under the terms of the Merger Agreement, $50 million of the Aggregate Cash Consideration was placed into escrow at the closing of the Merger to cover certain potential tax and regulatory indemnification obligations of the former owners of Acima under the Merger Agreement. Although the Company currently believes the escrow holdback amount, which serves as the sole recourse of the Company with respect to any indemnifiable claims, will be sufficient to cover any such potential tax and regulatory matters, there is no assurance that any actual payments by the Company with respect to such matters will not exceed the escrow holdback amount.
In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to former owners of Acima who are also employees of Acima is subject to certain vesting conditions over a three year period. The portion of the Aggregate Stock Consideration issued to non-employee former owners of Acima is subject to the terms of an 18-month lockup agreement, pursuant to which one-third of the aggregate shares of common stock of the Company received by a non-employee former owner in the Merger becomes transferable after each six month period following the closing of the Merger. The Company entered into a Registration Rights Agreement, dated as of February 17, 2021, pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the Merger.
In connection with the signing of the Merger Agreement, we entered into employment agreements with certain executives of Acima, including Aaron Allred, Chairman and Founder of Acima, which became effective upon the closing of the Merger.
Dividends. On December 3, 2020, we announced that our board of directors approved an increased quarterly cash dividend of $0.31 per share for the first quarter of 2021. The dividend was paid on January 12, 2021 to our common stockholders of record as of the close of business on December 15, 2020.

Trends and Uncertainties
COVID-19 Pandemic. Beginning in the latter half of March 2020, the worldwide spread of COVID-19 caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a worldwide pandemic. On March 13, 2020, the president of the United States declared a national state of emergency for the nation. In response to the issuance of U.S. federal guidelines to contain the spread of COVID-19, U.S. state and local jurisdictions implemented various containment or mitigation measures, including temporary shelter-in-place orders and the temporary closure of non-essential businesses.
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Preferred Lease retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Preferred Lease locations, which operated within those stores. In addition, while the majority of our Rent-A-Center Business stores remained open, due to government orders in certain jurisdictions, beginning in mid-March 2020 we temporarily shut down operations at a small number of stores and approximately 24% of our stores were partially closed. Our partially closed locations operated with closed showrooms, conducting business only through e-commerce web orders and transitioned to a contactless curbside service model or to a ship-from-store model, to the extent permitted by local orders. Some franchise locations and stores in our Mexico operating segment were also temporarily closed or had restricted operations due to COVID-19. All locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Preferred Lease locations, temporarily or partially closed at the onset of the pandemic were reopened in the second quarter of 2020. In the latter portion of 2020 and into the first couple weeks of 2021, the number of COVID-19 cases increased significantly and certain governmental authorities imposed or re-imposed restrictions on certain businesses. As of February 19, 2021, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Preferred Lease locations are providing full in-store services subject to local requirements for sanitization, social distancing and capacity limitations and, in Mexico, certain restrictions regarding hours of operation.
In response to the negative impacts to our business resulting from COVID-19, in 2020, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a brief period of time, suspending further share repurchases. In addition, we implemented additional electronic payment methods for our Rent-A-Center Business and Preferred Lease customers to facilitate contactless transactions. There are no assurances we will not be subject to future government actions negatively impacting our business as the pandemic progresses. However, while we may also be impacted by deteriorating worldwide economic conditions, including elevated unemployment rates throughout the United States, which could have a sustained impact on discretionary consumer spending, the lease-to-own industry has remained resilient because it provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering financing options due to the tightening of credit by traditional financing. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for additional discussion of operational impacts to our business and additional risks associated with COVID-19.
Results of Operations
Overview
The following briefly summarizes certain of our financial information for the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019.
During the twelve months ended December 31, 2020, consolidated revenues increased approximately $144.3 million, primarily due to increases in same store sales in our Rent-A-Center Business and invoice volume growth in our Preferred Lease segment, in addition to increases in merchandise sales and royalties in our Franchising segment. Operating profit decreased approximately $16.5 million for the twelve months ended December 31, 2020, primarily due to our receipt during the second quarter of 2019 of $92.5 million in settlement of litigation relating to our termination of the merger agreement by and among Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Rent-A-Center, Inc., of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the termination (the “Vintage Settlement Proceeds”), partially offset by decreases in labor in 2020 due to previous store closures and refranchise sales in addition to temporary furloughs in response to COVID-19.
Revenues in our Rent-A-Center Business segment increased approximately $52.2 million for the twelve months ended December 31, 2020, driven primarily by an increase in same store sales resulting from higher merchandise sales and growth in e-commerce sales. Gross profit as a percentage of revenue increased 0.2%. Operating profit increased $97.4 million for the twelve months ended December 31, 2020, primarily driven by decreased labor and operating expenses.
The Preferred Lease segment revenues increased approximately $60.9 million for the twelve months ended December 31, 2020, primarily due to the implementation and growth of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019, despite negative impacts related to the temporary closure of stores due to the COVID-19 pandemic. Gross profit as a percent of revenue decreased 5.0% and operating profit decreased approximately $25.2 million for the twelve months ended December 31, 2020 primarily due to a higher number of early payouts, higher merchandise losses primarily due to the COVID-19 pandemic, and investments to support the growth of the business.
The Mexico segment revenues decreased by 6.3% for the twelve months ended December 31, 2020, driving a decrease in gross profit of 4.9%, or $1.8 million.
Cash flow from operations was $236.5 million for the twelve months ended December 31, 2020. We paid down $42.0 million of debt during the year, ending the period with $159.4 million of cash and cash equivalents. In connection with the Merger, we refinanced and incurred substantial additional indebtedness in February 2021 as discussed in the “Liquidity and Capital Resources—Senior Debt” and “Liquidity and Capital Resources—Senior Notes” sections below.

The following table is a reference for the discussion that follows.

	Year Ended December 31,			2020-2019 Change		2019-2018 Change
(Dollar amounts in thousands)	2020	2019	2018	$	%	$	%
Revenues
Store
Rentals and fees	$2,263,091	$2,224,402	$2,244,860	$38,689	1.7%	$(20,458)	(0.9)%
Merchandise sales	378,717	304,630	304,455	74,087	24.3%	175	0.1%
Installment sales	68,500	70,434	69,572	(1,934)	(2.7)%	862	1.2%
Other	3,845	4,795	9,000	(950)	(19.8)%	(4,205)	(46.7)%
Total store revenues	2,714,153	2,604,261	2,627,887	109,892	4.2%	(23,626)	(0.9)%
Franchise
Merchandise sales	80,023	49,135	19,087	30,888	62.9%	30,048	157.4%
Royalty income and fees	20,015	16,456	13,491	3,559	21.6%	2,965	22.0%
Total revenues	2,814,191	2,669,852	2,660,465	144,339	5.4%	9,387	0.4%
Cost of revenues
Store
Cost of rentals and fees	655,612	634,878	621,860	20,734	3.3%	13,018	2.1%
Cost of merchandise sold	382,182	319,006	308,912	63,176	19.8%	10,094	3.3%
Cost of installment sales	24,111	23,383	23,326	728	3.1%	57	0.2%
Total cost of store revenues	1,061,905	977,267	954,098	84,638	8.7%	23,169	2.4%
Franchise cost of merchandise sold	80,134	48,514	18,199	31,620	65.2%	30,315	166.6%
Total cost of revenues	1,142,039	1,025,781	972,297	116,258	11.3%	53,484	5.5%
Gross profit	1,672,152	1,644,071	1,688,168	28,081	1.7%	(44,097)	(2.6)%
Operating expenses
Store expenses
Labor	579,125	630,096	683,422	(50,971)	(8.1)%	(53,326)	(7.8)%
Other store expenses	609,370	617,106	656,894	(7,736)	(1.3)%	(39,788)	(6.1)%
General and administrative	153,108	142,634	163,445	10,474	7.3%	(20,811)	(12.7)%
Depreciation, amortization and write-down of intangibles	56,658	61,104	68,946	(4,446)	(7.3)%	(7,842)	(11.4)%
Other charges and (gains)	36,555	(60,728)	59,324	97,283	160.2%	(120,052)	(202.4)%
Total operating expenses	1,434,816	1,390,212	1,632,031	44,604	3.2%	(241,819)	(14.8)%
Operating profit	237,336	253,859	56,137	(16,523)	(6.5)%	197,722	352.2%
Write-off of debt issuance costs	—	2,168	475	(2,168)	(100.0)%	1,693	356.4%
Interest, net	14,557	27,908	41,821	(13,351)	(47.8)%	(13,913)	(33.3)%
Earnings before income taxes	222,779	223,783	13,841	(1,004)	(0.4)%	209,942	1,516.8%
Income tax expense	14,664	50,237	5,349	(35,573)	(70.8)%	44,888	839.2%
Net earnings	$208,115	$173,546	$8,492	$34,569	19.9%	$165,054	1,943.6%

Comparison of the Years Ended December 31, 2020 and 2019
Store Revenue. Total store revenue increased by $109.9 million, or 4.2%, to $2,714.2 million for the year ended December 31, 2020, from $2,604.3 million for 2019. This increase was primarily due to increases of approximately $60.9 million and $52.2 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the "Segment Performance" section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2020 increased by $20.7 million, or 3.3%, to $655.6 million, as compared to $634.9 million in 2019. This increase in cost of rentals and fees was primarily attributable to an increase of $20.1 million in the Preferred Lease segment as a result of higher rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 29.0% for the year ended December 31, 2020 as compared to 28.5% in 2019.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $63.2 million, or 19.8%, to $382.2 million for the year ended December 31, 2020, from $319.0 million in 2019, attributable to increases of $53.5 million and $9.9 million in the Preferred Lease and Rent-A-Center Business segments, respectively, as discussed further in the "Segment Performance" section below. The gross margin percent of merchandise sales increased to (0.9)% for the year ended December 31, 2020, from (4.7)% in 2019.
Gross Profit. Gross profit increased by $28.1 million, or 1.7%, to $1,672.2 million for the year ended December 31, 2020, from $1,644.1 million in 2019, due primarily to an increase of $39.5 million in the Rent-A-Center Business segment, partially offset by a decrease of $12.7 million in the Preferred Lease segment, as discussed further in the "Segment Performance" section below. Gross profit as a percentage of total revenue decreased to 59.4% in 2020, as compared to 61.6% in 2019.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $51.0 million, or 8.1%, to $579.1 million for the year ended December 31, 2020, as compared to $630.1 million in 2019, primarily attributable to decreases of $28.9 million and $21.3 million in the Rent-A-Center Business and Preferred Lease segments, respectively, as discussed further in the "Segment Performance" section below. Store labor expressed as a percentage of total store revenue was 21.3% for the year ended December 31, 2020, as compared to 24.2% in 2019.
Other Store Expenses. Other store expenses include charge-offs due to customer stolen merchandise and occupancy, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $7.7 million, or 1.3%, to $609.4 million for the year ended December 31, 2020, as compared to $617.1 million in 2019, primarily attributable to a decrease of $33.1 million in the Rent-A-Center Business segment, partially offset by an increase of $27.4 million in the Preferred Lease segment, as discussed further in the "Segment Performance" section below. Other store expenses expressed as a percentage of total store revenue were 22.5% for the year ended December 31, 2020, compared to 23.7% in 2019.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $10.5 million, or 7.3%, to $153.1 million for the year ended December 31, 2020, as compared to $142.6 million in 2019. General and administrative expenses expressed as a percentage of total revenue were 5.4% for the year ended December 31, 2020, compared to 5.3% in 2019.
Other Charges and (Gains). Other charges and (gains) increased by $97.3 million to $36.6 million in 2020, as compared to $(60.7) million in 2019. Other charges for the year ended December 31, 2020 primarily related to a loss on the sale of our stores in California, expenses related to the Merger and the related financing transactions, legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage related to looting, employee payroll and sanitation costs in connection with COVID-19, store closure impacts, and asset disposals, partially offset by proceeds from the sale of a legal antitrust claim, rent abatements, and insurance proceeds related to hurricane Maria in 2017. Other gains for the year ended December 31, 2019 primarily related to receipt of the Vintage Settlement Proceeds and gain recorded on the sale of our corporate headquarters, partially offset by merger termination and other incremental legal and professional fees, legal settlements, state sales tax audit assessments, acquisition transaction fees, and charges related to cost savings initiatives and store closures.
Operating Profit. Operating profit decreased $16.6 million, or 6.5%, to $237.3 million for the year ended December 31, 2020, as compared to $253.9 million in 2019, primarily due to an increase in other charges and (gains) driven by the Vintage termination settlement received in 2019 documented above, partially offset by the increase in gross profit, as described above. Operating profit expressed as a percentage of total revenue was 8.4% for the year ended December 31, 2020, compared to 9.5% in 2019. Excluding other charges and (gains), operating profit was $273.9 million, or 9.7% of revenue for the year ended December 31, 2020, compared to $193.1 million or 7.2% of revenue for the comparable period of 2019.
Income Tax Expense. Income tax expense for the twelve months ended December 31, 2020 was $14.7 million, as compared to $50.2 million in 2019. The effective tax rate was 6.6% for the twelve months ended December 31, 2020, compared to 22.4% in 2019. The decrease in income tax expense for the twelve months ended December 31, 2020 compared to 2019 was primarily related to the tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020 (the "CARES Act") and the release of domestic and foreign tax valuation allowances.

Comparison of the Years Ended December 31, 2019 and 2018
Store Revenue. Total store revenue decreased by $23.6 million, or 0.9%, to $2,604.3 million for the year ended December 31, 2019, from $2,627.9 million for 2018. This was primarily due to a decrease of approximately $55.2 million in the Rent-A-Center Business segment, partially offset by an increase of $26.7 million in the Preferred Lease segment, as discussed further in the "Segment Performance" section below.
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
Gross Profit. Gross profit decreased by $44.1 million, or 2.6%, to $1,644.1 million for the year ended December 31, 2019, from $1,688.2 million in 2018, due primarily to decreases of $44.7 million and $5.8 million in the Rent-A-Center Business and Preferred Lease segments, respectively partially offset by increases of $3.3 million and $3.1 million in the Franchising and Mexico segments, respectively, in each case as discussed further in the "Segment Performance" section below. Gross profit as a percentage of total revenue decreased to 61.6% in 2019 compared to 63.5% in 2018.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $53.3 million, or 7.8%, to $630.1 million for the year ended December 31, 2019, as compared to $683.4 million in 2018, primarily attributable to a decrease of $53.7 million in the Rent-A-Center Business segment, driven by our cost savings initiatives and lower Rent-A-Center Business store base (see Note N to the consolidated financial statements for additional detail). Store labor expressed as a percentage of total store revenue was 24.2% for the year ended December 31, 2019, as compared to 26.0% in 2018.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $39.8 million, or 6.1%, to $617.1 million for the year ended December 31, 2019, as compared to $656.9 million in 2018, primarily attributable to a decrease of $55.1 million in the Rent-A-Center Business segment, as a result of lower Rent-A-Center Business store base, partially offset by an increase of $13.1 million in the Preferred Lease segment, primarily related to merchandise losses. Other store expenses expressed as a percentage of total store revenue decreased to 23.7% for the year ended December 31, 2019, from 25.0% in 2018.
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
Operating Profit. Operating profit increased $197.8 million, or 352.2%, to $253.9 million for the year ended December 31, 2019, as compared to $56.1 million in 2018, primarily due to an increase of $114.9 million in the Corporate segment primarily due to the other gains discussed above, and an increase of $88.2 million in the Rent-A-Center Business segment, as discussed further in the "Segment Performance" section below. Operating profit expressed as a percentage of total revenue was 9.5% for the year ended December 31, 2019, as compared to 2.1% for 2018. Excluding other charges, profit was $193.1 million or 7.2%

of revenue for the year ended December 31, 2019, compared to $115.5 million or 4.3% of revenue for the comparable period of 2018.
Income Tax Expense. Income tax expense for the twelve months ended December 31, 2019 was $50.2 million, as compared to $5.3 million in 2018. The effective tax rate was 22.4% for the twelve months ended December 31, 2019, compared to 38.6% in 2018.
Segment Performance
Rent-A-Center Business segment.

	Year Ended December 31,			2020-2019 Change		2019-2018 Change
(Dollar amounts in thousands)	2020	2019	2018	$	%	$	%
Revenues	$1,852,641	$1,800,486	$1,855,712	$52,155	2.9%	$(55,226)	(3.0)%
Gross profit	1,294,695	1,255,153	1,299,809	39,542	3.2%	(44,656)	(3.4)%
Operating profit	333,379	235,964	147,787	97,415	41.3%	88,177	59.7%
Change in same store revenue					9.0%		4.1%
Stores in same store revenue calculation					1,676		1,795
Revenues. The increase in revenue for the year ended December 31, 2020 was driven primarily by an increase in same store sales resulting from higher merchandise sales and growth in e-commerce sales, which were positively impacted by government stimulus and supplemental unemployment benefits issued by the federal government in response to the COVID-19 pandemic, as compared to 2019, partially offset by decreases in revenue due to our refranchising efforts and the rationalization of our Rent-A-Center Business store base.
Gross Profit. Gross profit increased in 2020 primarily due to the increases in revenue described above, partially offset by increases in the cost of rentals and fees and cost of merchandise sold. Gross profit as a percentage of segment revenues increased to 69.9% in 2020 from 69.7% in 2019.
Operating Profit. Operating profit as a percentage of segment revenues was 18.0% for 2020 compared to 13.1% for 2019. The increase in operating profit for the year ended December 31, 2020 was partially due to the increase in gross profit described above, in addition to decreases in store labor and other store expenses. Declines in store labor and other store expenses were driven primarily by lower store count and a decrease in customer stolen merchandise. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.0% for the year ended December 31, 2020, compared to 3.8% in 2019. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.5% for the year ended December 31, 2020, compared to 1.3% in 2019.
Preferred Lease segment.

	Year Ended December 31,			2020-2019 Change		2019-2018 Change
(Dollar amounts in thousands)	2020	2019	2018	$	%	$	%
Revenues	$810,151	$749,260	$722,562	$60,891	8.1%	$26,698	3.7%
Gross profit	321,110	333,798	339,616	(12,688)	(3.8)%	(5,818)	(1.7)%
Operating profit	57,847	83,066	93,951	(25,219)	(30.4)%	(10,885)	(11.6)%
Revenues. The increase in revenue for the year ended December 31, 2020 compared to 2019 was primarily due to the implementation and expansion of the Preferred Lease virtual solution following the acquisition of Merchants Preferred in August 2019, partially offset by challenges with availability of products at many retail partners in the second half of 2020.
Gross Profit. Gross profit decreased for the year ended December 31, 2020 compared to 2019, primarily driven by a higher number of early payouts resulting from government stimulus and supplemental unemployment benefits issued by the federal government in response to the COVID-19 pandemic. Gross profit as a percentage of segment revenue decreased to 39.6% in 2020 as compared to 44.6% in 2019.
Operating Profit. Operating profit decreased by 30.4% compared to 2019, primarily due to increases in other store expenses. The increase in other store expenses was primarily due to higher merchandise losses, primarily related to COVID-19, a higher mix of virtual locations, and investments to support expected revenue growth. Charge-offs in our Preferred Lease locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 13.3% in 2020 as compared to

10.7% in 2019. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Preferred Lease locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.4% and 0.3% in 2020 and 2019, respectively.
Mexico segment.

	Year Ended December 31,			2020-2019 Change		2019-2018 Change
(Dollar amounts in thousands)	2020	2019	2018	$	%	$	%
Revenues	$50,583	$53,960	$49,613	$(3,377)	(6.3)%	$4,347	8.8%
Gross profit	35,665	37,488	34,364	(1,823)	(4.9)%	3,124	9.1%
Operating profit (loss)	5,798	5,357	2,605	441	8.2%	2,752	105.6%
Change in same store revenue					5.2%		9.7%
Stores in same store revenue calculation					121		108
Revenues. Revenues for 2020 were negatively impacted by exchange rate fluctuations of approximately $5.5 million, as compared to 2019. On a constant currency basis, revenues for the year ended December 31, 2020 increased approximately $2.1 million.
Gross Profit. Gross profit for the year ended December 31, 2020 was negatively impacted by exchange rate fluctuations of approximately $3.9 million, as compared to 2019. On a constant currency basis, gross profit for the year ended December 31, 2020 increased approximately $2.1 million. Gross profit as a percentage of segment revenues increased to 70.5% in 2020, compared to 69.5% in 2019.
Operating Profit. Operating profit for the year ended December 31, 2020 was negatively impacted by exchange rate fluctuations of approximately $0.6 million, compared to 2019. On a constant currency basis, operating profit for the year ended December 31, 2020 increased approximately $1.0 million. Operating profit as a percentage of segment revenues increased to 11.5% in 2020, compared to 9.9% in 2019.
Franchising segment.

	Year Ended December 31,			2020-2019 Change		2019-2018 Change
(Dollar amounts in thousands)	2020	2019	2018	$	%	$	%
Revenues	$100,816	$66,146	$32,578	$34,670	52.4%	$33,568	103.0%
Gross profit	20,682	17,632	14,379	3,050	17.3%	3,253	22.6%
Operating profit	12,570	7,205	4,385	5,365	74.5%	2,820	64.3%
Revenues. Revenues increased for the year ended December 31, 2020, compared to 2019, primarily due to an increase in franchise locations as a result of refranchising Rent-A-Center Business corporate stores, and higher inventory purchases by our franchisees.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 20.5% in 2020 from 26.7% in 2019, primarily due to changes in our revenue mix of franchise royalties and fees and rental merchandise sales, related to the increase in franchise locations described above.
Operating Profit. Operating profit as a percentage of segment revenues increased to 12.5% in 2020 from 10.9% for 2019, primarily due to a decrease in operating expenses.

Liquidity and Capital Resources
Overview. For the year ended December 31, 2020, we generated $236.5 million in operating cash flow. We paid down $42.0 million of debt using cash generated from operations, and used cash in the amount of $63.1 million for dividends, $26.6 million for share repurchases, and $34.5 million for capital expenditures. We ended the year with $159.4 million of cash and cash equivalents and outstanding indebtedness of $197.5 million. In connection with the Merger, we refinanced and incurred substantial additional indebtedness in February 2021 as discussed in the “Senior Debt” and “Senior Notes” sections below.
Analysis of Cash Flow. Cash provided by operating activities increased by $21.1 million to $236.5 million in 2020 from $215.4 million in 2019. This increase was primarily attributable to a decrease in rental merchandise purchases during the year ended December 31, 2020, compared to the same period in 2019, receipt of our federal tax refund of approximately $30 million, and other net changes in operating assets and liabilities.

Cash (used in) provided by investing activities decreased approximately $41.4 million to $(20.6) million in 2020 from $20.8 million in 2019, primarily due to an increase in capital expenditures and lower proceeds from the sale of property assets, offset by cash consideration paid for the acquisition of Merchants Preferred in 2019.
Cash used in financing activities decreased by $194.9 million to $126.7 million in 2020 from $321.6 million in 2019, primarily due to a net decrease in debt repayments compared to debt proceeds of $261.2 million, partially offset by increases in dividends paid of $49.4 million, and share repurchases of $25.3 million during the twelve months ended December 31, 2020.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months. At February 19, 2021, we had approximately $70.7 million in cash on hand, and $294 million available under our ABL Credit Facility.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $211 million for us in 2020. We estimate the remaining tax deferral associated with bonus depreciation from these Acts is approximately $260 million at December 31, 2020, of which approximately 80%, or $207 million, will reverse in 2021, and the majority of the remainder will reverse between 2022 and 2023.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Customer stolen merchandise(1)	$174,527	$158,324	$136,705
Other merchandise losses(2)	30,660	25,830	33,219
Total merchandise losses	$205,187	$184,154	$169,924
(1)Includes incremental losses related to COVID-19
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $34.5 million, $21.2 million and $28.0 million on capital expenditures in the years 2020, 2019 and 2018, respectively.

Acquisitions and New Location Openings. During 2020, we acquired two new Rent-A-Center Business locations and customer accounts for an aggregate purchase price of approximately $0.7 million in two transactions. The store locations were closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment.
The tables below summarize the location activity for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,973	123	372	2,468
Conversions	(99)	—	99	—
Closed locations
Merged with existing locations	(28)	(2)	—	(30)
Sold or closed with no surviving location	(1)	—	(9)	(10)
Locations at end of period(1)	1,845	121	462	2,428
Acquired locations closed and accounts merged with existing locations	2	—	—	2
Total approximate purchase price (in millions)	$0.7	$—	$—	$0.7
(1) Does not include locations in our Preferred Lease segment.

	Year Ended December 31, 2019
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	2,158	122	281	2,561
New location openings	—	1	2	3
Conversions	(97)	—	97	—
Closed locations
Merged with existing locations	(84)	—	—	(84)
Sold or closed with no surviving location	(4)	—	(8)	(12)
Locations at end of period(1)	1,973	123	372	2,468
Acquired locations closed and accounts merged with existing locations	4	—	—	4
Total approximate purchase price (in millions)	$0.5	$—	$—	$0.5
(1) Does not include locations in our Preferred Lease segment.

	Year Ended December 31, 2018
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	2,381	131	225	2,737
New location openings	—	—	3	3
Acquired locations remaining open	1	—	—	1
Conversions	(71)	—	71	—
Closed locations
Merged with existing locations	(137)	(8)	—	(145)
Sold or closed with no surviving location	(16)	(1)	(18)	(35)
Locations at end of period(1)	2,158	122	281	2,561
Acquired locations closed and accounts merged with existing locations	6	—	—	6
Total approximate purchase price (in millions)	$2.0	$—	$—	$2.0
(1) Does not include locations in our Preferred Lease segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at the Company’s option and under certain conditions, by up to an additional $125 million in the aggregate (the “ABL Credit Facility”). Under the ABL Credit Facility, the Company may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%, which margin, as of February 19, 2021, was 2.125%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid. The obligations under the ABL Credit Facility are guaranteed by the Company and certain of its wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of the Company’s and the subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles (other than equity interests in the Company’s subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of the Company and the subsidiary guarantors, subject to certain exceptions.
At February 19, 2021, we had outstanding borrowings of $165 million and available commitments of $294 million under our ABL Credit Facility, net of letters of credit.
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, the Company may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 4.00%, subject to a 0.75% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity. The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of the Company and the subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by the Company and the Company’s material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan Facility was fully drawn at the closing of the Merger to fund a portion of the Aggregate Cash Consideration payable in the Merger, repay certain outstanding indebtedness of the Company and its subsidiaries, repay all outstanding indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Merger. A portion of such proceeds were used to repay $197.5 million outstanding under the Company’s prior term loan facility, dated as of August 5, 2019, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Prior Term Loan Facility”), which Prior Term Loan Facility was terminated in connection with such repayment. At February 19, 2021, we had outstanding borrowings of $875 million under the Term Loan Facility.
Senior Notes. On February 17, 2021, we issued $450.0 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the "Notes"), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Merger to acquire Acima. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Company may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Company may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control, it will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of December 31, 2020, our total remaining obligation for existing store lease contracts was approximately $322.3 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our condensed consolidated balance sheet. As of December 31, 2020, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $0.7 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2024 with rental rates adjusted periodically for inflation. As of December 31, 2020, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $1.0 million.
Reference Note G of our consolidated financial statements for additional discussion of our store operating leases.
Uncertain Tax Position. As of December 31, 2020, we have recorded $22.2 million in uncertain tax positions. Although these positions represent a potential future cash liability to the Company, the amounts and timing of such payments are uncertain.
Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year compared to other quarters throughout the year.

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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.6 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share as of December 31, 2020.
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
As of December 31, 2020, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $88.3 million, as compared to $97.3 million at December 31, 2019. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair. If a customer does not return merchandise on-rent or make a payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 150th day in the Preferred Lease segment. We maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2020 and 2019, the reserve for merchandise losses was $58.1 million and $55.2 million, respectively.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually on October 1, or between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors which could necessitate an interim impairment assessment include, but are not limited to, a sustained decline in our market capitalization, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
Based on our assessment, if the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, goodwill is deemed impaired and the impairment is measured as the difference between the carrying value and the fair value of the respective reporting unit. As an alternative to performing a quantitative assessment to measure the fair value of the relevant unit, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying value of the net assets of the reporting unit exceeds its fair value.
Our reporting units are our reportable operating segments identified in Note T to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include, but are not limited to, the general strength of the economy and other economic conditions that affect consumer preferences and spending and factors that affect the disposable income of our current and potential customers. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
During the period from our 2019 goodwill impairment assessment through the third quarter 2020, we periodically analyzed whether any indicators of impairment had occurred, including by comparing the estimated fair value of the Company, as determined based on our consolidated stock price, to its net book value. As the estimated fair value of the company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2020, concluding it was not more likely than not that the carrying value of net assets of our reporting units exceeded their fair value.
At December 31, 2020 and 2019, the amount of goodwill allocated to the Rent-A-Center Business and Preferred Lease segments was $1.5 million and $68.7 million, respectively.
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

Recently Issued Accounting Pronouncements
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
Please reference Note A for discussion of recently adopted accounting pronouncements, and the impacts of adoption to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2020, we had $197.5 million outstanding under our term loan credit agreement at interest rates indexed to the Eurodollar rate or the prime rate. As of December 31, 2020, pro forma for the Merger and related financing transactions, we had approximately $875.0 million outstanding under our term loan credit agreement and $165.0 million outstanding under our ABL credit agreement, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for such indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2020, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2020, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $2.0 million additional annualized pre-tax charge or credit to our consolidated statement of operations. As of December 31, 2020, pro forma for the Merger and related transactions, a hypothetical 1.0% increase would have the effect of causing an additional approximately $10.5 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rent-A-Center, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Self-Insurance Liabilities

Description of the Matter
As described in Note A to the consolidated financial statements, the Company recorded liabilities totaling $88.3 million associated with its self-insured retentions for workers’ compensation, general liability and vehicle liability insurance (collectively, the self-insurance liabilities). The self-insurance liabilities are established by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within the self-insured retentions.
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

Merchandise Loss Reserve

Description of the Matter
As described in Note A to the consolidated financial statements, the Company maintains a $58.1 million reserve for expected merchandise losses from unreturned merchandise related to delinquent rental agreements. The Company estimates this reserve based on a combination of historical write-offs and expected future losses.
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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Dallas, Texas
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rent-A-Center, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Rent-A-Center, Inc. and subsidiaries (the Company) for the year ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company's auditor from 2013 to 2019.
Dallas, Texas
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rent-A-Center, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Rent-A-Center, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rent-A-Center, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2021

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Revenues
Store
Rentals and fees	$2,263,091	$2,224,402	$2,244,860
Merchandise sales	378,717	304,630	304,455
Installment sales	68,500	70,434	69,572
Other	3,845	4,795	9,000
Total store revenues	2,714,153	2,604,261	2,627,887
Franchise
Merchandise sales	80,023	49,135	19,087
Royalty income and fees	20,015	16,456	13,491
Total revenues	2,814,191	2,669,852	2,660,465
Cost of revenues
Store
Cost of rentals and fees	655,612	634,878	621,860
Cost of merchandise sold	382,182	319,006	308,912
Cost of installment sales	24,111	23,383	23,326
Total cost of store revenues	1,061,905	977,267	954,098
Franchise cost of merchandise sold	80,134	48,514	18,199
Total cost of revenues	1,142,039	1,025,781	972,297
Gross profit	1,672,152	1,644,071	1,688,168
Operating expenses
Store expenses
Labor	579,125	630,096	683,422
Other store expenses	609,370	617,106	656,894
General and administrative expenses	153,108	142,634	163,445
Depreciation, amortization and write-down of intangibles	56,658	61,104	68,946
Other charges and (gains)	36,555	(60,728)	59,324
Total operating expenses	1,434,816	1,390,212	1,632,031
Operating profit	237,336	253,859	56,137
Debt refinancing charges	—	2,168	475
Interest expense	15,325	31,031	42,968
Interest income	(768)	(3,123)	(1,147)
Earnings before income taxes	222,779	223,783	13,841
Income tax expense	14,664	50,237	5,349
Net earnings	$208,115	$173,546	$8,492
Basic earnings per common share	$3.84	$3.19	$0.16
Diluted earnings per common share	$3.73	$3.10	$0.16
Cash dividends declared per common share	$1.18	$0.54	$—
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net earnings	$208,115	$173,546	$8,492
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(193), $158, and $(73) for 2020, 2019 and 2018, respectively	(726)	595	(274)
Total other comprehensive (loss) income	(726)	595	(274)
Comprehensive income	$207,389	$174,141	$8,218
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2020	2019
ASSETS
Cash and cash equivalents	$159,449	$70,494
Receivables, net of allowance for doubtful accounts of $8,047 and $5,601 in 2020 and 2019, respectively	90,003	84,123
Prepaid expenses and other assets	50,006	46,043
Rental merchandise, net
On rent	762,886	697,270
Held for rent	146,266	138,418
Merchandise held for installment sale	5,439	4,878
Property assets, net of accumulated depreciation of $505,074 and $522,826 in 2020 and 2019, respectively	141,641	166,138
Operating lease right-of-use assets	283,422	281,566
Deferred tax asset	33,782	14,889
Goodwill	70,217	70,217
Other intangible assets, net	7,869	8,762
Total assets	$1,750,980	$1,582,798
LIABILITIES
Accounts payable — trade	$186,063	$168,120
Accrued liabilities	320,583	275,777
Operating lease liabilities	285,354	285,041
Deferred tax liability	176,410	163,984
Senior debt, net	190,490	230,913
Total liabilities	1,158,900	1,123,835
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 112,180,517 and 111,166,229 shares issued in 2020 and 2019, respectively	1,105	1,110
Additional paid-in capital	886,902	869,617
Retained earnings	1,091,010	947,875
Treasury stock at cost, 57,891,859 and 56,428,482 shares in 2020 and 2019, respectively	(1,375,541)	(1,348,969)
Accumulated other comprehensive loss	(11,396)	(10,670)
Total stockholders' equity	592,080	458,963
Total liabilities and stockholders' equity	$1,750,980	$1,582,798
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
(In thousands)	Shares	Amount
Balance at January 1, 2018	109,682	$1,097	$831,271	$798,743	$(1,347,677)	$(10,991)	$272,443
ASC 606 adoption	—	—	—	(1,311)	—	—	(1,311)
Net earnings	—	—	—	8,492	—	—	8,492
Other comprehensive loss	—	—	—	—	—	(274)	(274)
Exercise of stock options	138	1	1,399	—	—	—	1,400
Vesting of restricted share units	90	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(194)	—	—	—	(194)
Stock-based compensation	—	—	5,961	—	—	—	5,961
Balance at December 31, 2018	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Net earnings	—	—	—	173,546	—	—	173,546
Other comprehensive income	—	—	—	—	—	595	595
Purchase of treasury stock	—	—	—	—	(1,292)	—	(1,292)
Exercise of stock options	550	5	6,794	—	—	—	6,799
Vesting of restricted share units	267	2	(2)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	6,958	—	—	—	6,958
Dividends declared	—	—	—	(29,619)	—	—	(29,619)
Merchants Preferred acquisition	439	4	19,165	—	—	—	19,169
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
ASC 326 adoption	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	208,115	—	—	208,115
Other comprehensive loss	—	—	—	—	—	(726)	(726)
Purchase of treasury stock	—	(14)	—	—	(26,572)	—	(26,586)
Exercise of stock options	494	5	10,275	—	—	—	10,280
Vesting of restricted share units	521	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,270)	—	—	—	(5,270)
Stock-based compensation	—	—	12,284	—	—	—	12,284
Dividends Declared	—	—	—	(64,211)	—	—	(64,211)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net earnings	$208,115	$173,546	$8,492
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	633,695	619,353	616,640
Bad debt expense	14,635	15,077	14,610
Stock-based compensation expense	12,284	6,958	5,961
Depreciation of property assets	55,597	60,592	68,275
Loss (gain) on sale or disposal of property assets	18,215	(23,537)	7,388
Amortization of intangibles	1,070	723	671
Amortization of financing fees	1,577	2,987	5,486
Write-off of debt financing fees	—	2,168	475
Deferred income taxes	(6,605)	55,257	6,816
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(736,444)	(651,487)	(569,717)
Receivables	(20,674)	(28,855)	(14,431)
Prepaid expenses and other assets	(3,963)	3,185	13,105
Operating lease right-of-use assets and lease liabilities	(1,543)	4,366	—
Accounts payable — trade	17,943	54,282	23,486
Accrued liabilities	42,600	(79,199)	40,248
Net cash provided by operating activities	236,502	215,416	227,505
Cash flows from investing activities
Purchase of property assets	(34,545)	(21,157)	(27,962)
Proceeds from sale of assets	14,477	69,717	25,317
Hurricane insurance recovery proceeds	158	1,113	—
Acquisitions of businesses	(700)	(28,915)	(2,048)
Net cash (used in) provided by investing activities	(20,610)	20,758	(4,693)
Cash flows from financing activities
Share repurchases	(26,572)	(1,292)	—
Exercise of stock options	10,280	6,799	1,401
Shares withheld for payment of employee tax withholdings	(5,270)	(1,733)	(317)
Debt issuance costs	—	(8,454)	(2,098)
Proceeds from debt	198,000	305,400	27,060
Repayments of debt	(240,000)	(608,640)	(166,358)
Dividends paid	(63,119)	(13,707)	—
Net cash used in financing activities	(126,681)	(321,627)	(140,312)
Effect of exchange rate changes on cash	(256)	556	(77)
Net increase (decrease) in cash and cash equivalents	88,955	(84,897)	82,423
Cash and cash equivalents at beginning of year	70,494	155,391	72,968
Cash and cash equivalents at end of year	$159,449	$70,494	$155,391
Supplemental cash flow information:
Cash paid during the year for:
Interest	$14,222	$32,114	$37,530
Income taxes (excludes $32,318, $2,074, and $47,837 of income taxes refunded in 2020, 2019 and 2018, respectively)	$51,569	$24,332	$2,227

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to the “Company,” “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Preferred Lease, Mexico and Franchising.
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” Our Rent-A-Center Business segment operates through our company-owned stores and e-commerce platform through rentacenter.com. At December 31, 2020, we operated 1,845 company-owned stores nationwide and in Puerto Rico, including 44 retail installment sales stores.
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of Merchants Preferred (as defined in Note B below) acquired in August 2019, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s locations, including staffed options, unstaffed or virtual options, or a combination of the two (the hybrid model). The hybrid model can be staffed by a Preferred Lease employee (staffed locations) or employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions (virtual locations).
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis. At December 31, 2020, we operated 121 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of lease-to-own stores. At December 31, 2020, Franchising had 462 franchised stores operating in 33 states. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods the merchandise is under a rental agreement and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Smartphones are depreciated over an 18-month straight-line basis beginning with the earlier of on rent or 90 consecutive days on held for rent.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 150th day in the Preferred Lease segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair. Expenses related to merchandise losses, damaged merchandise, or merchandise repairs are recorded to other store expenses in our consolidated statement of operations.
Cash Equivalents
Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Our trade and notes receivables consist primarily of amounts due from our rental customers for renewal and uncollected rental payments, Franchising receivables, and other corporate related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
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
Based on our assessment, if the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, goodwill is deemed impaired and the impairment is measured as the difference between the carrying value and the fair value of the respective reporting unit. We determine the fair value of each reporting unit using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are generally based upon our weighted average cost of capital.
As an alternative to performing a quantitative assessment to measure the fair value of the reporting unit, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying value of the net assets of the reporting unit exceeds its fair value.
At December 31, 2020, the amount of goodwill attributable to the Rent-A-Center Business and Preferred Lease segments was approximately $1.5 million and $68.7 million, respectively. We currently do not have goodwill balances attributable to our Mexico or Franchising segments.
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
Accounting for Impairment of Long-Lived Assets
We evaluate all long-lived assets, including intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the related assets may not be recoverable by the undiscounted net cash flows they will generate. Impairment is recognized when the carrying amounts of such assets exceed their fair value. We determine the fair value of our long-lived assets using methodologies which include the present value of estimated future cash flows of the asset, or related fair market values for similar assets.
Self-Insurance Liabilities
We have self-insured retentions with respect to losses under our workers’ compensation, general liability, vehicle liability and health insurance programs. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company-specific development factors, general industry loss development factors, and third-party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third-party claim administrator loss estimates, and make adjustments to our reserves as needed.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Comprehensive (Loss) Income
Other comprehensive (loss) income is comprised exclusively of our foreign currency translation adjustment.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $50.9 million, $58.8 million and $74.6 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising expense is net of vendor allowances of $24.8 million, $21.2 million, and $17.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note O. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields, and the risk free interest rate. We base the expected term on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Time-vesting restricted stock units are valued using the closing price on the Nasdaq Global Select Market on the day before the grant date, adjusted for

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. Performance-based restricted stock units will vest in accordance with a total shareholder return formula, and are valued by a third-party valuation firm using Monte Carlo simulations.
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
Newly Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires immediate recognition of estimated current expected credit losses, rather than recognition when incurred. We adopted ASU 2016-13 and all related amendments, including ASU 2020-02 and ASU 2020-03, beginning January 1, 2020, using a modified retrospective approach. Under such approach, we recognized the cumulative-effect of our adoption of the guidance as an adjustment to the opening balance of retained earnings for the quarter ended March 31, 2020. The application of this new methodology is limited to our installment notes receivables and trade receivables with our franchisees, primarily related to merchandise sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for periods ending prior to January 1, 2020.
The cumulative effect as of January 1, 2020 resulting from the adoption of ASU 2016-13 and related amendments was a net decrease to opening retained earnings in our condensed consolidated balance sheet of $0.8 million. See Note D for additional information regarding our trade and note receivables and related allowances for doubtful accounts.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. We adopted ASU 2017-04 beginning January 1, 2020, using a prospective approach. There was no impact on our financial statements for the twelve months ended December 31, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements in ASC 820, to improve the effectiveness of the fair value measurement disclosures. We adopted ASU 2018-13 beginning January 1, 2020, using a prospective approach. There was no impact on our financial statements for the twelve months ended December 31, 2020 resulting from the adoption of this ASU.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing agreement under the internal-use software guidance in ASC 350-40. We adopted ASU 2018-15 beginning January 1, 2020, using a prospective approach. Following our adoption of this ASU, deferred implementation costs related to cloud computing arrangements are recorded to prepaid expenses and other assets in our condensed consolidated balance sheet and subsequently amortized to other store expenses in our condensed consolidated statement of operations. Impacts to our financial statements resulting from the adoption of this ASU were immaterial to our financial statements for the twelve months ended December 31, 2020.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms of 12 months or less) a liability representing a lessee's obligation to make lease payments arising

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As a lessee, the new standard affected a substantial portion of our lease contracts. As of December 31, 2019, we had $281.6 million operating lease right-of-use assets and $285.0 million operating lease liabilities in our condensed consolidated balance sheet. Upon adoption, we identified impairment losses related to closure of our product service centers and Rent-A-Center Business stores resulting in a cumulative-effect decrease of $2.0 million, net of tax, to our January 1, 2019 retained earnings balance. There were no significant effects to our condensed consolidated statements of operations or condensed consolidated statements of cash flows.
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
Note B — Acquisitions and Divestitures
Acima Acquisition
On December 20, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radalta, LLC, a Utah limited liability company and wholly owned subsidiary of the Company, Acima Holdings, LLC, a Utah limited liability company (“Acima”), and Aaron Allred, solely in his capacity as the representative of the former owners of Acima, providing for the merger of Radalta, LLC with and into Acima, with Acima surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was completed on February 17, 2021. In accordance with the Merger Agreement, we issued to the former owners of Acima an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”), with a value of $51.14 per share based on the closing price of our common stock on the date of closing, and paid to them aggregate cash consideration of $1,273.3 million (the “Aggregate Cash Consideration”). Under the terms of the Merger Agreement, $50.0 million of the Aggregate Cash Consideration was placed into escrow at the closing of the Merger to cover certain potential tax and regulatory indemnification obligations of the former owners of Acima under the Merger Agreement.
In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to former owners of Acima who are also employees of Acima is subject to certain vesting conditions over a three year period. The portion of the Aggregate Stock Consideration issued to non-employee former owners of Acima is subject to the terms of an 18-month lockup agreement, pursuant to which one-third of the aggregate shares of common stock of the Company received by a non-employee former owner in the Merger becomes transferable after each six month period following the closing of the Merger. The Company entered into a Registration Rights Agreement, dated as of February 17, 2021, pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the Merger.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the signing of the Merger Agreement, we entered into employment agreements with certain executives of Acima, including Aaron Allred, Chairman and Founder of Acima, which became effective upon the closing of the Merger.
As of the date of this Annual Report on Form 10-K, we are unable to disclose supplemental pro forma financial information, including combined revenue and earnings of the recently merged companies, for the year ended December 31, 2020, or the preliminary fair value of assets acquired and liabilities assumed in connection with this acquisition, due to the unavailability of Acima's financial statements as of December 31, 2020, and as of the date of the Merger. We intend to report the above information in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.
Merchants Preferred Acquisition
On August 13, 2019, we completed the acquisition of substantially all of the assets of Merchants Preferred, a nationwide provider of virtual lease-to-own services (“Merchant's Preferred”). The aggregate purchase price was approximately $46.4 million, including net cash consideration of approximately $28.0 million, and 701,918 shares of our common stock valued at $27.31 per share, as of the date of closing, less working capital adjustments of approximately $0.9 million.
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
In addition, we recorded goodwill of $13.4 million, which consists of the excess of the net purchase price over the fair value of the net assets acquired. The goodwill was not deductible for tax purposes.
Merchants Preferred results of operations are reflected in our consolidated statements of operations from the date of acquisition.
In connection with this acquisition, we recorded approximately $1.4 million in acquisition-related expenses during the twelve months ended December 31, 2019 including expenses related to legal, professional, and banking transaction fees. These costs were included in other charges and (gains) in our consolidated statement of operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Acquisitions
The following table provides information concerning the other acquisitions, excluding Merchants Preferred, made during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(Dollar amounts in thousands)	2020	2019	2018
Number of stores acquired remaining open	—	—	1
Number of stores acquired that were merged with existing stores	2	4	6
Number of transactions	2	4	7
Total purchase price	$700	$504	$2,048
Amounts allocated to:
Goodwill	$—	$66	$169
Customer relationships	177	85	289
Rental merchandise	523	353	1,590

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for lease-to-own store acquisitions. Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 21 months for intangible assets added during the year ended December 31, 2020.
California Refranchise Sale
On October 5, 2020, we sold all 99 Rent-A-Center Business corporate stores in the state of California to an experienced franchisee. We received cash consideration of approximately $16 million, including approximately $1 million in respect of related franchise fees. The sale included idle and on-rent inventory of approximately $30.0 million and property assets of approximately $0.8 million, resulting in a total loss on sale of approximately $16.6 million. The loss on sale was recorded to other charges and (gains) in our consolidated statement of operations.
Note C — Revenues
The following tables disaggregates our revenue:

	Twelve Months Ended December 31, 2020
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$1,604,615	$610,908	$47,568	$—	$2,263,091
Merchandise sales	177,223	198,517	2,977	—	378,717
Installment sales	68,500	—	—	—	68,500
Other	2,303	726	38	778	3,845
Total store revenues	1,852,641	810,151	50,583	778	2,714,153
Franchise
Merchandise sales	—	—	—	80,023	80,023
Royalty income and fees	—	—	—	20,015	20,015
Total revenues	$1,852,641	$810,151	$50,583	$100,816	$2,814,191

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2019
	Rent-A-Center Business	Preferred Lease	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$1,585,997	$587,502	$50,903	$—	$2,224,402
Merchandise sales	140,372	161,235	3,023	—	304,630
Installment sales	70,434	—	—	—	70,434
Other	3,683	523	34	555	4,795
Total store revenues	1,800,486	749,260	53,960	555	2,604,261
Franchise
Merchandise sales	—	—	—	49,135	49,135
Royalty income and fees	—	—	—	16,456	16,456
Total revenues	$1,800,486	$749,260	$53,960	$66,146	$2,669,852

Lease Purchase Agreements
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
Rental payments received at our Rent-A-Center Business, Preferred Lease (excluding virtual) and Mexico locations must be prepaid in advance of the next rental term. Under the virtual business model, revenues are earned prior to the rental payment due date. Therefore, virtual business revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the rental term. See Note D for additional information regarding accrued rental revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At December 31, 2020 and 2019, we had $45.8 million and $39.9 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At December 31, 2020 and 2019, we had $3.1 million and $2.9 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consisted of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2020 and 2019, we had $4.7 million and $4.5 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note D — Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the twelve months ended December 31, 2020, 2019 and 2018 was $11.5 million, $10.8 million, and $11.0 million, respectively.
Trade and notes receivables consist primarily of amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

	December 31,
(In thousands)	2020	2019
Installment sales receivable	$61,794	$56,370
Trade and notes receivables	36,256	33,354
Total receivables	98,050	89,724
Less allowance for doubtful accounts	(8,047)	(5,601)
Total receivables, net of allowance for doubtful accounts	$90,003	$84,123
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The allowance for doubtful accounts related to trade and notes receivable was $1.0 million and $1.5 million, and the allowance for doubtful accounts related to installment sales receivable was $7.0 million and $4.1 million at December 31, 2020 and 2019, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning allowance for doubtful accounts	$5,601	$4,883	$4,167
Estimated uncollectible payments and returns(1)	14,636	15,077	14,610
Accounts written off, net of recoveries	(12,190)	(14,359)	(13,894)
Ending allowance for doubtful accounts	$8,047	$5,601	$4,883
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note E — Rental Merchandise

	December 31,
(In thousands)	2020	2019
On rent
Cost	$1,169,333	$1,112,130
Less accumulated depreciation	(406,447)	(414,860)
Net book value, on rent	$762,886	$697,270
Held for rent
Cost	$165,879	$163,636
Less accumulated depreciation	(19,613)	(25,218)
Net book value, held for rent	$146,266	$138,418

Note F — Property Assets

	December 31,
(In thousands)	2020	2019
Software	$279,141	$300,690
Building and leasehold improvements	196,179	207,620
Furniture and equipment	163,623	174,741
Transportation equipment	503	567
Construction in progress	7,269	5,346
Total property assets	646,715	688,964
Less accumulated depreciation	(505,074)	(522,826)
Total property assets, net of accumulated depreciation	$141,641	$166,138
We had $4.8 million and $3.8 million of capitalized software costs included in construction in progress at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, we placed in service internally developed software of approximately $9.5 million, $6.0 million and $9.7 million, respectively.
On December 27, 2019, we completed the sale of our corporate headquarters for proceeds of $43.2 million, and entered into a lease agreement for a reduced portion, approximately 60%, of the total square footage of the building. Assets written-off in connection with this transaction included building assets of $14.0 million, including furniture and equipment, and land of $6.7 million. We recorded a total gain on sale of approximately $21.8 million in the fourth quarter of 2019. The gain was recorded to other charges and (gains) in our consolidated statement of operations. The lease includes an initial term of 12 years, with two five year renewal option periods at our discretion. In accordance with ASC 842, we recorded operating lease right-of-use assets and operating lease liabilities of $19.0 million for this lease in our condensed consolidated balance sheet.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note G — Leases
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
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our condensed consolidated balance sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2024 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back office technology hardware assets.
For all of the leases described above, we have elected not to separate the lease and non-lease components and instead account for these as a single component. In addition, we have elected to use available practical expedients that eliminate the requirement to reassess whether expired or existing contracts contained leases, and the requirement to reassess the lease classification for any existing leases prior to our adoption of ASU 2016-02 on January 1, 2019.
Operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our condensed consolidated statements of operations.
Total operating lease costs by expense type:

	Twelve Months Ended
(in thousands)	December 31, 2020	December 31, 2019
Operating lease cost included in other store expenses(1)(2)	$140,186	$148,314
Operating lease cost included in other charges(2)	1,236	9,222
Sublease receipts	(9,727)	(7,683)
Total operating lease charges	$131,695	$149,853
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $34.6 million and $35.1 million for the twelve months ended December 31, 2020 and 2019, respectively.
Supplemental cash flow information related to leases:

	Twelve Months Ended
(in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$113,243	$120,826
Cash paid for short-term operating leases not included in operating lease liabilities	22,339	27,402
Right-of-use assets obtained in exchange for new operating lease liabilities	104,771	78,250
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	December 31, 2020	December 31, 2019
Weighted-average discount rate(1)	6.8%	7.7%
Weighted-average remaining lease term (in years)	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at December 31, 2020:

(In thousands)	Operating Leases
2021	$107,898
2022	81,114
2023	55,176
2024	37,554
2025	22,662
Thereafter	18,883
Total undiscounted operating lease liabilities	323,287
Less: Interest	(37,933)
Total present value of operating lease liabilities	$285,354

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated certain store lease agreements in the second quarter to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. As of December 31, 2020, we renegotiated approximately 500 lease agreements, receiving near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.1 million. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected this practical expedient in our accounting for any lease concessions provided in connection with our renegotiated lease agreements that did not result in a substantial increase in the rights of or obligations to the lessor. As a result of this election, we recognized rent abatement credits of approximately $0.8 million for the year ended December 31, 2020 in our condensed consolidated statement of operations.
Note H — Goodwill and Other Intangible Assets
Goodwill
In the fourth quarter of 2020, we completed a qualitative assessment for impairment of goodwill as of October 1, 2020, concluding it was not more likely than not that the carrying value of the net assets of our reporting units exceeded their respective fair values and therefore no impairment of goodwill existed as of December 31, 2020.
At December 31, 2020 and 2019, the amount of goodwill attributable to the Rent-A-Center Business and Preferred Lease segments was approximately $1.5 million and $68.7 million, respectively.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2020	2019
Beginning goodwill balance	$70,217	$56,845
Additions from acquisitions	—	13,700
Post purchase price allocation adjustments	—	(328)
Ending goodwill balance	$70,217	$70,217

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2020		December 31, 2019
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$80,008	$79,853	$80,036	$79,941
Vendor relationships	9	9,760	2,046	9,760	1,113
Non-compete agreements	3	6,719	6,719	6,747	6,727
Total other intangible assets		$96,487	$88,618	$96,543	$87,781
Aggregate amortization expense (in thousands):

Year Ended December 31, 2020	$1,070
Year Ended December 31, 2019	$723
Year Ended December 31, 2018	$671
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2021	$1,008
2022	927
2023	890
2024	890
2025	890
Thereafter	3,264
Total amortization expense	$7,869

Note I — Accrued Liabilities

	December 31,
(In thousands)	2020	2019
Accrued insurance costs	$94,744	$104,557
Accrued compensation	48,027	38,547
Deferred revenue	61,066	52,589
Taxes other than income	48,038	28,397
Accrued legal settlement	5,440	440
Deferred compensation	9,437	9,711
Accrued interest payable	1,041	1,391
Accrued dividends	17,003	15,912
Accrued other	35,787	24,233
Total Accrued liabilities	$320,583	$275,777

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note J — Income Taxes
For financial statement purposes, earnings before income taxes by source was comprised of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Domestic	$212,859	$212,406	$11,290
Foreign	9,920	11,377	2,551
Earnings before income taxes	$222,779	$223,783	$13,841
A reconciliation of the federal statutory rate of 21% to the effective rate follows:

	Year Ended December 31,
	2020	2019	2018
Tax at statutory rate	21.0%	21.0%	21.0%
State income taxes	2.8%	4.3%	17.6%
Effect of foreign operations	(0.3)%	0.3%	(1.2)%
Effect of current and prior year credits	(0.8)%	(2.7)%	(31.4)%
Change in unrecognized tax benefits	0.3%	—%	10.9%
Other permanent differences	(0.7)%	0.2%	14.9%
Prior year return to provision adjustments	1.1%	(2.7)%	7.3%
Benefit of CARES Act	(7.5)%	—%	—%
Valuation allowance	(9.3)%	1.2%	(0.5)%
Other, net	—%	0.8%	—%
Effective income tax rate	6.6%	22.4%	38.6%
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current expense (benefit)
Federal	$14,354	$(6,996)	$(2,573)
State	4,735	528	816
Foreign	1,608	796	724
Total current	20,697	(5,672)	(1,033)
Deferred expense (benefit)
Federal	12,576	37,309	4,691
State	(2,956)	16,439	3,325
Foreign	(15,653)	2,161	(1,634)
Total deferred	(6,033)	55,909	6,382
Total income tax expense (benefit)	$14,664	$50,237	$5,349

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets
Net operating loss carryforwards	$32,834	$34,928
Accrued liabilities	45,776	45,671
Intangible assets	9,676	13,088
Lease obligations	67,999	71,104
Other assets including credits	10,079	10,915
Foreign tax credit carryforwards	5,643	7,815
Total deferred tax assets	172,007	183,521
Valuation allowance	(21,645)	(43,555)
Deferred tax assets, net	150,362	139,966
Deferred tax liabilities
Rental merchandise	(206,833)	(193,878)
Property assets	(18,935)	(24,513)
Lease assets	(66,661)	(69,035)
Other liabilities	(561)	(1,635)
Total deferred tax liabilities	(292,990)	(289,061)
Net deferred taxes	$(142,628)	$(149,095)
At December 31, 2020, we had net operating loss carryforwards of approximately $293 million for state and $58 million for foreign jurisdictions, partially offset by valuation allowance. We also had federal, state and foreign tax credit carryforwards of approximately $12.8 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years between 2021 and 2040.
We file income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by various taxing authorities. We are currently under examination by certain Federal and state revenue authorities for the fiscal years 2011 through 2018. The following is a summary of all tax years that are open to examination.
•U.S. Federal - 2013 and forward
•U.S. States - 2011 and forward
•Foreign - 2013 and forward
We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our consolidated statement of operations, consolidated balance sheets, and statement of cash flows or earnings per share.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As a result, in 2020, we decreased the valuation allowance against net operating losses and credits in multiple state jurisdictions. After review of the positive evidence generated during the year related to our foreign operations in Mexico, management now believes that a portion of the deferred tax assets will more likely than not be utilized. As a result, $12.2 million has been removed from the valuation allowance related to foreign deferred tax assets in Mexico.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning unrecognized tax benefit balance	$24,208	$36,364	$37,319
Additions (Reductions) based on tax positions related to current year	1,204	(654)	(206)
Additions for tax positions of prior years	45	415	735
Reductions for tax positions of prior years	(2,086)	(11,917)	(488)
Settlements	(1,187)	—	(996)
Ending unrecognized tax benefit balance	$22,184	$24,208	$36,364
Included in the balance of unrecognized tax benefits at December 31, 2020, is $2.7 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
As of December 31, 2020, we have accrued approximately $2.7 million for the payment of interest for uncertain tax positions and recorded interest expense of approximately $0.4 million for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above. These amounts are net of the reversal of interest expense due to settlement of certain tax positions and closing of tax years.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act, (the "CARES Act"). The CARES Act included several tax relief options for companies, including a five-year net operating loss carryback. Rent-A-Center elected to carryback its 2018 net operating losses of $119.5 million to offset the Company’s 2013 taxable income, thus generating a refund of $41.8 million and an income tax benefit of $16.7 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.
The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations. This results in stranded tax effects in accumulated other comprehensive income at December 31, 2020. Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate. We did not exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 was recorded.
Note K— Senior Debt
As of December 31, 2020, we were party to a Term Loan Credit Agreement (the “Prior Term Loan Credit Agreement”) providing for a seven-year $200 million senior secured term loan facility and an Asset Based Loan Credit Agreement (the “Prior ABL Credit Agreement”) providing a five-year asset-based revolving credit facility (the “Prior ABL Credit Facility”) with commitments of up to $300 million, the proceeds of which were used for the redemption of all of our previously outstanding senior notes due 2020.
The amount of outstanding borrowings under the Prior Term Loan Credit Agreement was $197.5 million at December 31, 2020. We had no amounts outstanding under our Prior ABL Credit Facility at December 31, 2020, and had $209.3 million available for borrowing.
Proceeds from the Prior Term Loan Credit Agreement were net of original issue discount of $2.0 million upon issuance from the lenders. In addition, in connection with the closing of the Prior Term Loan Credit Agreement and the Prior ABL Credit Agreement, we incurred approximately $6.3 million in debt issuance costs. As of December 31, 2020, the total unamortized balance of debt issuance costs and original issue discount related to our Prior Term Loan Credit Agreement and Prior ABL Credit Agreement reported in our consolidated balance sheet were $5.4 million and $1.6 million, respectively.
We also utilized the Prior ABL Credit Facility for the issuance of letters of credit. As of December 31, 2020, we have issued letters of credit in the aggregate outstanding amount of $90.7 million primarily relating to workers compensation insurance claims.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The debt facilities as of December 31, 2020 and 2019 are as follows:

		December 31, 2020			December 31, 2019
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Prior Term Loan	August 5, 2026	$200,000	$197,500	$—	$200,000	$199,500	$—
Prior ABL Credit Facility	August 5, 2024	300,000	—	209,268	300,000	40,000	168,200
Total		500,000	197,500	209,268	500,000	239,500	168,200
Other indebtedness:
Line of credit		—	—	—	—	—	—
Total		$500,000	197,500	$209,268	$500,000	239,500	$168,200
Unamortized debt issuance costs			(7,010)			(8,587)
Total senior debt, net			$190,490			$230,913

The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2020 for each of the years ending December 31:

(in thousands)	Prior Term Loan	Prior ABL Credit Facility	Total
2021	$2,000	$—	$2,000
2022	2,000	—	2,000
2023	2,000	—	2,000
2024	2,000	—	2,000
2025	2,000	—	2,000
Thereafter	187,500	—	187,500
Total senior debt	$197,500	$—	$197,500
On February 17, 2021 in connection with the Merger, we entered into two new credit facilities as described below and issued 6.375% unsecured senior notes as described in Note L, the proceeds of which were used, in part, to prepay in full all outstanding borrowings under the Prior ABL Credit Facility and Prior Term Loan Credit Agreement, fund the Aggregate Cash Consideration upon closing of the Merger to acquire Acima, repay all outstanding indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Merger. Please reference Note B for discussion of our recent acquisition of Acima.
ABL Credit Agreement
On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at the Company’s option and under certain conditions, by up to an additional $125 million in the aggregate (the “ABL Credit Facility”).
Under the ABL Credit Facility, the Company may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves.
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility.
Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid. The obligations under the ABL Credit Facility are guaranteed by the Company and certain of its wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of the Company’s and the subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(other than equity interests in the Company’s subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of the Company and the subsidiary guarantors, subject to certain exceptions.
The ABL Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict the ability of the Company and its restricted subsidiaries to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s and its restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, the Company’s capital stock or certain other debt; and make other restricted payments.
The ABL Facility also requires the maintenance of a consolidated fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Facility.
The documentation governing the ABL Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries.
Term Loan Credit Agreement
On February 17, 2021, we entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, the Company may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt.
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 4.00%, subject to a 0.75% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of the Company and the subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by the Company and the Company’s material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict the ability of the Company and its restricted subsidiaries to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s and its restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, the Company’s capital stock or certain other debt; and make other restricted payments. The Term Loan also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. Any voluntary prepayment of the Term Loan Facility made using proceeds from a substantially concurrent incurrence of indebtedness and in connection with a repricing transaction in the first six months following the closing date of the Acquisition will be subject to a 1.00% prepayment premium, except that no such prepayment premium will be required in connection with a change of control or a transformative acquisition. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the Term Loan.
The Term Loan provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries.
The Term Loan Facility was fully drawn at the closing of the Merger to fund a portion of the Aggregate Cash Consideration payable in the Merger, repay certain outstanding indebtedness of the Company and its subsidiaries, repay all outstanding

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Merger. A portion of such proceeds were used to repay $197.5 million outstanding under the Prior Term Loan Credit Agreement.
Note L — Senior Notes
On November 2, 2010, we issued $300 million in senior unsecured notes due November 2020, bearing interest at 6.625%, and on May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%. The 6.625% and 4.75% senior notes were redeemed effective August 5, 2019, at a price equal to 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. In connection with redeeming our senior unsecured notes, we recorded a write-down of previously unamortized debt issuance costs of approximately $2.0 million in the third quarter of 2019.
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the "Notes"), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Merger to acquire Acima. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021.
The Company may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Company may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control, it will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
The Notes are the Company’s general unsecured senior obligations, and are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, equal in right of payment to all of the Company’s and Company’s guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries that have outstanding indebtedness or guarantee other specified indebtedness, including the ABL Credit Facility and the Term Loan Facility.

The indenture governing the Notes contains covenants that limit, among other things, the Company’s ability and the ability of some of the Company’s restricted subsidiaries to create liens, transfer or sell assets, incur indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, make other restricted payments or investments, create restrictions on payment of dividends or other amounts to the Company by its restricted subsidiaries, merge or consolidate with other entities, engage in certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications. The covenants limiting restricted payments, restrictions on payment of dividends or other amounts to the Company by its restricted subsidiaries, the ability to incur indebtedness, asset dispositions and transactions with affiliates will be suspended if and while the Notes have investment grade ratings from any two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc.

The indenture governing the Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes issued under the Indenture to be due and payable.

Note M — Contingencies
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our condensed consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period.
We are subject to unclaimed property audits by states in the ordinary course of business. The property subject to review in the audit process include unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws.
Acima Consumer Financial Protection Bureau investigation. Prior to the execution of the Merger Agreement, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID is to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. The Company is fully cooperating with the CFPB investigation and expects to submit responses to all existing requests of the CFPB no later than the end of March 2021. The CFPB has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation.
On the terms and subject to the conditions set forth in the Merger Agreement, the former owners of Acima have agreed to indemnify Rent-A-Center for certain losses arising after the consummation of the Merger with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima are limited to an indemnity holdback in the aggregate amount of $50 million, which amount was escrowed at the closing of the Merger, and will be Rent-A-Center’s sole recourse against the former owners of Acima with respect to all of the indemnifiable claims under the Merger Agreement. Other than with respect to any pending or unresolved claims for indemnification submitted by Rent-A-Center prior to such time, and subject to other limited exceptions, the escrowed amount will be released to the former owners of Acima as follows: (i) in respect of the CID, on the earlier of the third anniversary of the closing date of the Merger and the date on which a final determination is entered providing for a resolution of the matters regarding the CID and (ii) in respect of certain pre-closing taxes, on August 18, 2022, the first business day following the date that is 18 months after the closing date of the Merger.
There can be no assurance that the CID will be finally resolved prior to the release to the former owners of Acima of the escrowed funds reserved therefor, or that such escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect the Company's business, financial condition, results of operations or reputation.
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
Note N — Other Charges and (Gains)
Store Consolidations. During 2020, we closed 28 Rent-A-Center Business stores, resulting in pre-tax charges of $1.5 million in other miscellaneous shutdown and holding costs, $0.4 million in lease impairment charges, $0.1 million in disposal of fixed assets, and $0.1 million in severance and other payroll-related costs. During 2019, we closed 88 Rent-A-Center Business stores, resulting in pre-tax charges of $3.7 million in lease impairment charges, $2.3 million in other miscellaneous shutdown and holding costs, $0.9 million in disposal of fixed assets, and $0.4 million in severance and other payroll-related costs. During 2018, we closed 138 Rent-A-Center Business stores and 9 locations in Mexico, resulting in pre-tax charges of $11.2 million, consisting of $8.1 million in lease obligation costs, $1.6 million in disposal of fixed assets, $1.3 million in other miscellaneous shutdown costs, and $0.2 million in severance and other payroll-related cost.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cost Savings Initiatives. During 2018, we began the execution of multiple cost savings initiatives, including reductions in overhead and supply chain operations. In connection with these initiatives, we recorded pre-tax charges during 2020 consisting of $0.8 million in severance and other payroll-related costs, $0.4 million in lease impairment charges, and $0.4 million in other miscellaneous shutdown and holding costs. Costs incurred during 2019 consisted of $4.9 million in lease impairment charges, $2.6 million in severance and other payroll-related costs, $2.3 million in other miscellaneous shutdown and holding costs, and $0.4 million in disposal of fixed assets. Costs incurred during 2018 related to these initiatives included pre-tax charges of $13.1 million in severance and other payroll-related costs, $6.8 million in contract termination fees, $2.3 million in other miscellaneous shutdown costs, $3.4 million in lease obligation costs, $1.9 million in legal and advisory fees, $1.9 million related to the write-down of capitalized software, and $1.0 million in disposal of fixed assets.
COVID-19 Pandemic. In March 2020, national efforts to contain the COVID-19 virus began to be implemented. In connection with COVID-19, during 2020, we incurred approximately $1.4 million in sanitization cleaning and personal protective equipment expenses, $0.4 million in payroll-related costs, and $0.2 million in lease expense related to closed stores and idled vehicles, partially offset by real estate lease abatement credits of $0.8 million for our Rent-A-Center Business stores.
Social Unrest. During the second quarter of 2020, we incurred expenses resulting from certain civil unrest that occurred in connection with efforts to institute law enforcement and other social and political reforms. In connection with this unrest, approximately 30 Rent-A-Center Business stores were looted and/or damaged, resulting in $0.9 million of inventory write-offs and less than $0.1 million in disposal of fixed assets during 2020.
California Refranchise Sale. On October 5, 2020, we sold all 99 Rent-A-Center Business corporate stores in the state of California to an experienced franchisee. We received cash consideration of approximately $16 million, including approximately $1 million paid for related franchise fees. The sale included idle and on-rent inventory of approximately $30.0 million and property assets of approximately $0.8 million, resulting in a total loss on sale of approximately $16.6 million.
Acima Acquisition. On December 20, 2020, we entered into a definitive agreement to acquire Acima Holdings LLC, a leading provider of virtual lease-to-own solutions, which was completed on February 17, 2021. In connection with this acquisition, we recorded approximately $6.4 million in acquisition-related expenses during 2020 primarily including legal and other professional fees.
Vintage Settlement. On April 22, 2019, we agreed to settle all litigation with Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc., Vintage Capital Management, LLC (collectively, “Vintage Capital”) and B. Riley Financial, Inc. (“B. Riley”) relating to our termination of the Agreement and Plan of Merger, by and among Vintage Rodeo Parent, LLC, Vintage Rodeo Acquisition, Inc. and Rent-A-Center, Inc. (the “Vintage Merger Agreement”). In such settlement, we received a payment of $92.5 million in cash in May 2019, of which we retained net pre-tax proceeds of approximately $80 million following payment of all remaining costs, fees and expenses relating to the termination (the “Vintage Settlement Proceeds”). The Vintage Settlement Proceeds were recorded as a pre-tax gain upon receipt.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Activity with respect to other charges and (gains) for the years ended December 31, 2019 and 2020 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2018	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2019	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2020
Cash:
Labor reduction costs	$7,623	$3,039	$(9,924)	$738	$1,334	$(1,728)	$344
Lease obligation costs(1)	4,882	—	(4,882)	—	(645)	645	—
Contract termination costs	—	—	—	—	—	—	—
Other miscellaneous	—	4,615	(4,615)	—	1,889	(1,889)	—
Total cash charges	$12,505	7,654	$(19,421)	$738	2,578	$(2,972)	$344
Non-cash:
Rental merchandise losses(2)		—			860
Asset impairments(3)		9,938			2,749
Other(4)		(78,320)			30,368
Total other (gains) charges		$(60,728)			$36,555
(1) Includes lease abatement credits in 2020 related to renegotiated lease agreements in response to COVID-19. Upon adoption of ASU 2016-02, in 2019, previously accrued lease obligation costs related to discontinued operations were eliminated and are now reflected as an adjustment to our operating lease right-of-use assets in our condensed consolidated balance sheet.
(2) Reflects merchandise losses due to looting.
(3) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores and previously closed product service centers, store damage related to looting, as well as a write-down of capitalized software for the year ended December 31, 2020. Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores and our product service centers for the year ended December 31, 2019.
(4) Other primarily includes a $16.6 million loss on the sale of our stores in California, $6.4 million in expenses related to the Merger, $7.9 million for legal settlement reserves, $1.2 million for state tax audit assessment reserves, $1.4 million in expenses related to COVID-19, partially offset by $2.8 million in proceeds received from the sale of a class action claim and $0.3 million in insurance proceeds related to Hurricane Maria in 2017 for the year ended December 31, 2020. Other primarily includes $92.5 million in Vintage Settlement Proceeds, $21.8 million gain on the sale of our corporate headquarters, and $1.1 million in insurance proceeds related to the 2017 hurricanes, offset by $21.4 million in incremental legal and professional fees related to the termination of the Vintage Merger Agreement and the Merchants Preferred acquisition, $13.0 million for the Blair class action settlement, $2.4 million in state tax audit assessments, and $0.3 million in other litigation settlements for the year ended December 31, 2019.
Note O — Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors. Our plans consist of the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”), the Rent-A-Center, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”), and the Rent-A-Center 2016 Long-Term Incentive Plan (the "2016 Plan") which are collectively known as the “Plans.”
On March 9, 2016, upon the recommendation of the Compensation Committee, the Board adopted, subject to stockholder approval, the 2016 Plan and directed that it be submitted for the approval of the stockholders. On June 2, 2016, the stockholders approved the 2016 Plan. The 2016 Plan authorizes the issuance of a total of 6,500,000 shares of common stock. Any shares of common stock granted in connection with an award of stock options or stock appreciation rights will be counted against this limit as one share and any shares of common stock granted in connection with awards of restricted stock, restricted stock units, deferred stock or similar forms of stock awards other than stock options and stock appreciation rights will be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such awards. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2016 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock; and (3) no employee will be granted performance-based cash awards for more than $5,000,000. At December 31, 2020 and 2019, there were 2,767,703 and 2,556,180 shares, respectively, allocated to equity awards outstanding in the 2016 Plan.
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2020 and 2019, there were 263,657 and 450,531 shares, respectively, allocated to equity awards outstanding in the 2006 Plan. The 2006 Plan expired in accordance with its terms on March 24, 2016, and all shares remaining available for grant under the 2006 Plan were canceled.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 231,454 and 398,551 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2020 and 2019, respectively. The Equity Incentive Plan expired in accordance with its terms on January 13, 2016, and all shares remaining available for grant under the Equity Incentive Plan were canceled.
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
Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stock options	$1,878	$1,273	$1,388
Restricted share units	10,406	5,685	4,573
Total stock-based compensation expense	12,284	6,958	5,961
Tax benefit recognized in the statements of earnings	3,062	1,562	1,739
Stock-based compensation expense, net of tax	$9,222	5,396	$4,222
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $4.3 million with a weighted average number of years to vesting of 2.76 at December 31, 2020.
Information with respect to stock option activity related to the Plans for the year ended December 31, 2020 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2020	1,834,862	$21.70
Granted	463,124	25.32
Exercised	(496,018)	20.63
Forfeited	(97,863)	20.03
Expired	(45,940)	29.63
Balance outstanding at December 31, 2020	1,658,165	$22.91	6.39	$25,957

Exercisable at December 31, 2020	752,200	$25.96	3.97	$9,345
The intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $5.8 million, $5.1 million, and $0.4 million, respectively, resulting in tax benefits of $2.0 million, $1.8 million, and $0.1 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$7.28	$8.92	$3.80
Weighted average risk free interest rate	0.93%	2.07%	2.51%
Weighted average expected dividend yield	4.75%	1.28%	—%
Weighted average expected volatility	49.44%	50.93%	49.58%
Weighted average expected life (in years)	4.62	4.63	4.63
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2020	1,570,400	$14.38
Granted	600,449	27.79
Vested	(667,233)	10.18
Forfeited	(119,665)	18.98
Balance outstanding at December 31, 2020	1,383,951	$20.09

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2020, was approximately $15.2 million expected to be recognized over a weighted average period of 1.73 years.
Note P — Deferred Compensation Plan
The Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, we made matching cash contributions of approximately $160 thousand, $150 thousand and $50 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2020, 2019 and 2018. The deferred compensation plan assets and liabilities were approximately $9.5 million and $9.7 million as of December 31, 2020 and 2019, respectively.
Note Q — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2020, 2019 and 2018, we made matching cash contributions of $5.5 million, $6.6 million and $6.3 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan, up to specified limitations. As of both December 31, 2020 and 2019, 8.2% of the total plan assets consisted of our common stock.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note R — Fair Value
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
Our financial instruments include cash and cash equivalents, receivables, payables, and borrowings against our ABL Credit Facility and Term Loan Facility. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2020 and December 31, 2019, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, the carrying value of outstanding borrowings approximates their fair value.
Note S — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $75 million of Rent-A-Center common stock. During the twelve months ended December 31, 2020, the Company repurchased 1,463,377 shares of our common stock for an aggregate purchase price of $26.6 million, which includes shares having an aggregate purchase price of $10.0 million that were purchased under a repurchase program that was previously authorized by our Board of Directors until its replacement by the current program in March 2020. We did not repurchase any shares of common stock during the three months ended December 31, 2020. Under the March 2020 authorization, $58.4 million remains available for repurchases in the open market and privately negotiated transactions.
Note T — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from certain basic product categories: furniture, consumer electronics, appliances, computers, and accessories. Smartphones are also offered in our Rent-A-Center Business stores and franchise locations. In addition, in the Rent-A-Center Business segment, we have recently expanded into other product categories including tires, tools, handbags and other accessories.
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are now reported as the Preferred Lease segment (formerly Acceptance Now), which includes our virtual, staffed and hybrid business models; and our Rent-A-Center Business segment (formerly Core U.S.), which operates our company-owned stores and e-commerce platform through rentacenter.com. In addition, we report operating results for our Mexico and Franchising segments. Reportable segments and their respective operations are defined as follows.
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
Our Preferred Lease segment, which operates in the United States and Puerto Rico, and includes the operations of the 2019 acquisition of Merchants Preferred, generally offers the lease-to-own transactions to consumers who do not qualify for financing from the traditional retailer. Our Preferred Lease operating model is highly agile and dynamic because we can open and close locations quickly and efficiently. Generally, our Preferred Lease staffed locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by retail partners on their store computers. Accordingly, capital expenditures with respect to new Preferred Lease locations are minimal. The transaction offered at our Preferred Lease locations (excluding virtual) is generally similar to that of the Rent-A-Center Business segment; however, we generally pay the retail price for merchandise purchased from our retail partners and subsequently leased to the customer. In addition, the majority of the customers in this segment enter into monthly rather than weekly agreements. Under the virtual business model, revenues are

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earned prior to the renal payment due date. Therefore, revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets.
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
Segment information as of and for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues
Rent-A-Center Business	$1,852,641	$1,800,486	$1,855,712
Preferred Lease	810,151	749,260	722,562
Mexico	50,583	53,960	49,613
Franchising	100,816	66,146	32,578
Total revenues	$2,814,191	$2,669,852	$2,660,465

	Year Ended December 31,
(In thousands)	2020	2019	2018
Gross profit
Rent-A-Center Business	$1,294,695	$1,255,153	$1,299,809
Preferred Lease	321,110	333,798	339,616
Mexico	35,665	37,488	34,364
Franchising	20,682	17,632	14,379
Total gross profit	$1,672,152	$1,644,071	$1,688,168

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating profit (loss)
Rent-A-Center Business	$333,379	$235,964	$147,787
Preferred Lease	57,847	83,066	93,951
Mexico	5,798	5,357	2,605
Franchising	12,570	7,205	4,385
Total segments	409,594	331,592	248,728
Corporate	(172,258)	(77,733)	(192,591)
Total operating profit	$237,336	$253,859	$56,137

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Depreciation and amortization
Rent-A-Center Business	$19,912	$20,822	$25,566
Preferred Lease	2,066	1,533	1,677
Mexico	413	401	1,006
Franchising	40	45	172
Total segments	22,431	22,801	28,421
Corporate	34,227	38,303	40,525
Total depreciation and amortization	$56,658	$61,104	$68,946

	Year Ended December 31,
(In thousands)	2020	2019	2018
Capital expenditures
Rent-A-Center Business	$14,869	$10,255	$17,173
Preferred Lease	161	141	203
Mexico	392	172	295
Total segments	15,422	10,568	17,671
Corporate	19,123	10,589	10,291
Total capital expenditures	$34,545	$21,157	$27,962

	December 31,
(In thousands)	2020	2019	2018
On rent rental merchandise, net
Rent-A-Center Business	$444,945	$411,482	$424,829
Preferred Lease	299,660	268,845	242,978
Mexico	18,281	16,943	16,001
Total on rent rental merchandise, net	$762,886	$697,270	$683,808

	December 31,
(In thousands)	2020	2019	2018
Held for rent rental merchandise, net
Rent-A-Center Business	$136,219	$131,086	$117,294
Preferred Lease	2,228	1,254	1,207
Mexico	7,819	6,078	5,161
Total held for rent rental merchandise, net	$146,266	$138,418	$123,662

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(In thousands)	2020	2019	2018
Assets by segment
Rent-A-Center Business	$999,252	$953,151	$714,914
Preferred Lease	389,650	357,859	312,151
Mexico	42,278	33,707	29,321
Franchising	14,729	11,095	4,287
Total segments	1,445,909	1,355,812	1,060,673
Corporate	305,071	226,986	336,244
Total assets	$1,750,980	$1,582,798	$1,396,917

	December 31,
(In thousands)	2020	2019	2018
Assets by country
United States	$1,708,702	$1,547,895	$1,366,405
Mexico	42,278	33,707	29,321
Canada	—	1,196	1,191
Total assets	$1,750,980	$1,582,798	$1,396,917

	Year Ended December 31,
(In thousands)	2020	2019	2018
Rentals and fees by inventory category
Furniture and accessories	$1,028,876	$982,644	$962,241
Appliances	358,931	346,668	344,548
Consumer electronics	322,261	358,619	410,184
Computers	119,015	103,171	120,756
Smartphones	59,205	62,948	62,592
Other products and services	374,803	370,352	344,539
Total rentals and fees	$2,263,091	$2,224,402	$2,244,860

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenue by country
United States	$2,763,608	$2,615,892	$2,610,432
Mexico	50,583	53,960	49,612
Canada	—	—	421
Total revenues	$2,814,191	$2,669,852	$2,660,465

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note U — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Numerator:
Net earnings	$208,115	$173,546	$8,492
Denominator:
Weighted-average shares outstanding	54,187	54,325	53,471
Effect of dilutive stock awards	1,567	1,630	1,071
Weighted-average dilutive shares	55,754	55,955	54,542

Basic earnings per share	$3.84	$3.19	$0.16
Diluted earnings per share	$3.73	$3.10	$0.16
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	1	—	—
Anti-dilutive performance share units	3	290	200
Anti-dilutive stock options	949	1,109	1,498

Note V — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2020, and 2019 is as follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2020
Revenues	$701,939	$683,746	$712,015	$716,491
Gross profit	420,178	399,532	425,028	427,414
Operating profit	48,875	53,635	80,187	54,639
Net earnings	49,292	38,493	64,030	56,300
Basic earnings per common share	$0.90	$0.72	$1.19	$1.04
Diluted earnings per common share	$0.88	$0.70	$1.15	$1.00

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019
Revenues	$696,694	$655,925	$649,371	$667,862
Gross profit	424,866	408,071	399,996	411,138
Operating profit	17,349	129,829	38,847	67,834
Net earnings	7,323	94,455	31,277	40,491
Basic earnings per common share	$0.14	$1.74	$0.57	$0.74
Diluted earnings per common share	$0.13	$1.70	$0.56	$0.72

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the year ended December 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance.(*)
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

2.3
Agreement and Plan of Merger, dated as of December 20, 2020, by and among Rent-A-Center, Inc., Radalta, LLC, Acima Holdings, LLC and Aaron Allred, solely in his capacity as Member Representative (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of December 20, 2020.)

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

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 1, 2020.)

3.4
Certificate of Designations of Series D Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 10-Q dated as of March 31, 2017.)

4.2
Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

4.3*	Description of Rent-A-Center, Inc.'s Common Stock

10.1†
Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2†
Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.3†
Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.4†*	Summary of Director Compensation

10.5†
Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

10.6†
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

10.8†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.9†
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

10.13†
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

10.17†
Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended August 31, 2016.)

10.18†	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.19†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.20†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.21†
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed January 28, 2011.)

10.22
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.23†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.24†
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

10.28†
CEO Employment Agreement, dated December 30, 2017, between Mitchell E. Fadel and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 3, 2018.)

10.29
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

10.30
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.31
Term Loan Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.42 to the registrant's Quarterly Report on Form 10-Q on August 9, 2019.)

10.32
ABL Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.43 to the registrant's Quarterly Report on Form 10-Q on August 9, 2019.)

10.33
First Amendment to ABL Credit Agreement dated as of January 26, 2021, by and among Rent-A-Center, Inc., each other Loan Party party thereto, JPMorgan Chase Bank, N.A., as administrative agent and each of the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 27, 2021).

10.34
Term Loan Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.44 to the registrant's Current Report on Form 10-Q on August 9, 2019.)

10.35
ABL Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.45 to the registrant's Quarterly Report on Form 10-Q on August 9, 2019.)

10.36
Agreement Containing Consent Order, dated February 21, 2020, by and between the Bureau of Competition and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 21, 2020.)

10.37
ABL Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.38
Term Loan Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.39
Registration Rights Agreement, dated as of February 17, 2021, by and among Rent-A-Center, Inc. and certain former owners of Acima Holdings, LLC (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

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
Date: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Mitchell E. Fadel

/s/ MAUREEN B. SHORT	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Maureen B. Short

/s/ JEFFREY J. BROWN	Director	February 26, 2021
Jeffrey J. Brown

/s/ MICHAEL J. GADE	Director	February 26, 2021
Michael J. Gade

/s/ CHRISTOPHER B. HETRICK	Director	February 26, 2021
Christopher B. Hetrick

/s/ HAROLD LEWIS	Director	February 26, 2021
Harold Lewis

/s/ GLENN P. MARINO	Director	February 26, 2021
Glenn P. Marino

/s/ CAROL A. MCFATE	Director	February 26, 2021
Carol A. McFate

/s/ BRINSON CALEB SILVER	Director	February 26, 2021
Brinson Caleb Silver