Form 10-Q
period 2021-03-31
RENT A CENTER INC DE
filed 2021-05-07
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2021:

Class	Outstanding
Common stock, $.01 par value	66,309,348

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$745,534	$568,000
Merchandise sales	232,793	101,380
Installment sales	17,773	14,747
Other	918	722
Total store revenues	997,018	684,849
Franchise
Merchandise sales	33,055	12,437
Royalty income and fees	6,709	4,653
Total revenues	1,036,782	701,939
Cost of revenues
Store
Cost of rentals and fees	247,035	165,455
Cost of merchandise sold	240,106	98,757
Cost of installment sales	6,041	5,025
Total cost of store revenues	493,182	269,237
Franchise cost of merchandise sold	33,077	12,524
Total cost of revenues	526,259	281,761
Gross profit	510,523	420,178
Operating expenses
Store expenses
Labor	156,707	153,794
Other store expenses	170,133	161,718
General and administrative expenses	49,125	39,175
Depreciation and amortization	13,393	14,913
Other charges	51,119	1,703
Total operating expenses	440,477	371,303
Operating profit	70,046	48,875
Debt refinancing charges	8,743	—
Interest expense	11,990	4,447
Interest income	(74)	(144)
Earnings before income taxes	49,387	44,572
Income tax expense (benefit)	6,835	(4,720)
Net earnings	$42,552	$49,292
Basic earnings per common share	$0.76	$0.90
Diluted earnings per common share	$0.64	$0.88
Cash dividends declared per common share	$0.31	$—
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands)
Net earnings	$42,552	$49,292
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $(227) and $(1,038) for the three months ended March 31, 2021 and 2020, respectively	(853)	(3,906)
Total other comprehensive loss	(853)	(3,906)
Comprehensive income	$41,699	$45,386
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$123,019	$159,449
Receivables, net of allowance for doubtful accounts of $7,981 and $8,047 in 2021 and 2020, respectively	115,345	90,003
Prepaid expenses and other assets	40,839	50,006
Rental merchandise, net
On rent	1,115,913	762,886
Held for rent	135,244	146,266
Merchandise held for installment sale	5,726	5,439
Property assets, net of accumulated depreciation of $517,765 and $505,074 in 2021 and 2020, respectively	309,860	141,641
Operating lease right-of-use assets	297,577	283,422
Deferred tax asset	37,736	33,782
Goodwill	311,991	70,217
Other intangible assets, net	513,708	7,869
Total assets	$3,006,958	$1,750,980
LIABILITIES
Accounts payable – trade	$179,933	$186,063
Accrued liabilities	381,265	320,583
Operating lease liabilities	299,892	285,354
Deferred tax liability	71,257	176,410
Senior debt, net	897,912	190,490
Senior notes, net	434,512	—
Total liabilities	2,264,771	1,158,900
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 124,193,049 and 112,180,517 shares issued in March 31, 2021 and December 31, 2020, respectively	1,142	1,105
Additional paid-in capital	1,015,995	886,902
Retained earnings	1,112,840	1,091,010
Treasury stock at cost, 57,891,859 shares in March 31, 2021 and December 31, 2020	(1,375,541)	(1,375,541)
Accumulated other comprehensive loss	(12,249)	(11,396)
Total stockholders' equity	742,187	592,080
Total liabilities and stockholders' equity	$3,006,958	$1,750,980
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	42,552	—	—	42,552
Other comprehensive loss	—	—	—	—	—	(853)	(853)
Exercise of stock options	330	3	8,941	—	—	—	8,944
Vesting of restricted share units, net of shares withheld for employee taxes(1)	902	7	(20,910)	—	—	—	(20,903)
Stock-based compensation	—	—	20,148	—	—	—	20,148
Dividends declared	—	—	—	(20,722)	—	—	(20,722)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at March 31, 2021	124,193	$1,142	$1,015,995	$1,112,840	$(1,375,541)	$(12,249)	$742,187
(1)Includes shares released from escrow related to the 2019 Merchant's Preferred acquisition

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
ASC 326 adoption	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	49,292	—	—	49,292
Other comprehensive loss	—	—	—	—	—	(3,906)	(3,906)
Purchase of treasury stock	—	(14)	—	—	(26,511)	—	(26,525)
Exercise of stock options	69	1	1,194	—	—	—	1,195
Vesting of restricted share units, net of shares withheld for employee taxes	434	4	(5,274)	—	—	—	(5,270)
Stock-based compensation	—	—	3,043	—	—	—	3,043
Balance at March 31, 2020	111,669	$1,101	$868,580	$996,398	$(1,375,480)	$(14,576)	$476,023
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands)
Cash flows from operating activities
Net earnings	$42,552	$49,292
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	237,636	160,445
Bad debt expense	3,449	3,749
Stock-based compensation expense	20,148	3,043
Depreciation of property assets	14,459	14,597
Loss on sale or disposal of property assets	165	558
Amortization of intangibles	14,192	319
Amortization of financing fees	1,117	408
Write-off of debt financing fees	4,546	—
Deferred income taxes	3,852	(121)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(222,054)	(106,739)
Receivables	1,674	7,270
Prepaid expenses and other assets	9,932	5,935
Operating lease right-of-use assets and lease liabilities	(171)	3,704
Accounts payable – trade	(22,152)	(61,265)
Accrued liabilities	26,448	(33,795)
Net cash provided by operating activities	135,793	47,400
Cash flows from investing activities
Purchase of property assets	(11,388)	(9,151)
Proceeds from sale of property assets	—	187
Acquisitions of businesses	(1,267,903)	—
Net cash used in investing activities	(1,279,291)	(8,964)
Cash flows from financing activities
Share repurchases	—	(26,511)
Exercise of stock options	8,944	1,194
Shares withheld for payment of employee tax withholdings	(20,903)	(5,268)
Debt issuance costs	(46,085)	—
Proceeds from debt	1,490,000	198,000
Repayments of debt	(307,500)	(75,500)
Dividends paid	(17,116)	(15,912)
Net cash provided by financing activities	1,107,340	76,003
Effect of exchange rate changes on cash	(272)	(2,014)
Net (decrease) increase in cash and cash equivalents	(36,430)	112,425
Cash and cash equivalents at beginning of period	159,449	70,494
Cash and cash equivalents at end of period	$123,019	$182,919
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
Principles of Consolidation and Nature of Operations
These financial statements included herein include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to the “Company”, “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Acima (formerly Preferred Lease), Mexico and Franchising.
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
Our Acima segment (formerly Preferred Lease), which operates in the United States and Puerto Rico and which, includes the operations of Acima Holdings (as defined in Note 2 below) acquired in February 2021 and our Preferred Lease virtual and staffed locations, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The Acima segment offers the lease-to-own transaction through our virtual offering solutions across e-commerce, digital, and mobile channels, and through staffed and unstaffed kiosks located within such retailer’s locations.
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
Newly Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 beginning January 1, 2021 using a prospective approach. Impacts to our financial statements for the three months ended March 31, 2021 resulting from the adoption of this ASU were immaterial.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2 - Acquisitions and Divestitures
On December 20, 2020, we entered into the Merger Agreement with Radalta, LLC, a Utah limited liability company and wholly owned subsidiary of the company, Acima ("Acima Holdings"), and Aaron Allred, solely in his capacity as the representative of the former owners of Acima Holdings, providing for the merger of Radalta, LLC with and into Acima Holdings, with Acima Holdings surviving the Merger as a wholly owned subsidiary of the Company for total estimated consideration of $1.65 billion, including cash consideration of $1.3 billion and approximately 10.8 million shares with an estimated value of approximately $377 million. On February 17, 2021, we completed the acquisition of the membership interest of Acima Holdings, LLC. Acima Holdings is a leading platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
In accordance with the Merger Agreement, we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to former owners of Acima Holdings who are also employees of Acima Holdings is subject to restricted stock agreements providing vesting conditions over a 36-month period beginning upon closing of the Merger. The portion of the Aggregate Stock Consideration issued to nonemployee former owners of Acima Holdings is subject to the terms of an 18-month lockup agreement, pursuant to which one-third of the aggregate shares of our common stock received by a non-employee former owner in the Merger becomes transferable after each six month period following the closing of the Merger. We entered into a Registration Rights Agreement, dated as of February 17, 2021, pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the Merger.
The aggregate purchase price was approximately $1.4 billion, including net cash consideration of approximately $1.3 billion, and 2,683,328 shares of the Aggregate Stock Consideration subject to 18-month lockup agreements valued at $51.14 per share, as of the date of closing, and adjusted by a discount for lack of marketability to account for the transfer restrictions in three tranches, each in 6-month intervals after the closing date. The Aggregate Cash Consideration for the acquisition was financed with a combination of cash on hand, borrowings under our ABL Credit Facility and proceeds from issuances under our Term Loan Facility, as defined in Note 7, in addition to proceeds from the issuance of new unsecured senior notes. See Note 7 and Note 8 for additional information.
The remaining 8,096,595 common shares included in the Aggregate Stock Consideration subject to restricted stock agreements and 36-month vesting conditions were valued at $414.1 million, as of the date of closing. These shares have been excluded from the aggregate purchase price and instead will be recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation” over the required vesting period, and recorded to Other charges in our unaudited Condensed Consolidated Statements of Operations. However, for tax purposes the value of Aggregate Stock Consideration subject to restricted stock agreements is treated as goodwill. In addition, the total value of the common shares subject to restricted stock agreements noted above, resulted in a decrease in the deferred tax liability included in the net assets acquired of approximately $103.5 million based on the fair value of the shares, as of the date of closing, multiplied by the blended federal and state statutory rate of approximately 24%, as included in the below net assets acquired table.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	February 17, 2021
Aggregate cash consideration	$1,273,263
Aggregate stock consideration, subject to lockup agreements	120,929
Total Purchase price	$1,394,192
ASSETS ACQUIRED
Receivables, net(1)	$30,465
Prepaid expenses and other assets	699
Rental merchandise
On rent	357,692
Property assets	171,455
Operating lease right-of-use assets	9,136
Goodwill	241,774
Other intangible assets	520,000
Total assets acquired	$1,331,221
LIABILITIES ASSUMED
Accounts payable - trade	16,023
Accrued liabilities	24,277
Operating lease liabilities	9,689
Deferred income taxes	(112,960)
Total liabilities assumed	(62,971)
Total equity value	$1,394,192
(1) Includes gross contractual receivables of $65.2 million related to merchandise lease contracts, of which we have estimated $35.5 million are uncollectible.
Carrying value for assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, rental merchandise, accounts payable and accrued liabilities were recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC 842. The fair value measurements for acquired intangible assets and developed technology were primarily based on significant unobservable inputs (level 3) developed using company-specific information. Certain fair value estimates were determined based on an independent valuation of the net assets acquired, including $520 million of identifiable intangible assets with an estimated weighted average useful life of 8 years, as follows:

Asset Class	Estimated Fair Value (in thousands)	Estimated Remaining Useful Life (in years)
Merchant relationships	$380,000	10
Relationship with existing lessees	60,000	1
Trade name	40,000	7
Non-compete agreements	40,000	3
Developed technology, included in Property assets, net, in line with our accounting policies, was also acquired with a value of $170.0 million and an estimated remaining useful life of 10 years. The fair value for these intangible and property assets were estimated using common industry valuation methods for similar asset types, based primarily on cost inputs and projected cash flows.
In addition, we recorded goodwill of $241.8 million in our Acima operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired and assembled workforce of $10 million. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our retail partner business from the acquisition of Acima Holdings. The total value of goodwill for tax purposes, including our recorded goodwill, plus the value of Aggregate Stock Consideration subject to restricted stock agreements described above, and acquisition-related expenses described below, is fully deductible and will be amortized over 15 years.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The values above reflect our preliminary purchase price allocation and may change as we finalize our assessments of the acquired assets and liabilities during the measurement period. Acima Holdings results of operations are reflected in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
In connection with this acquisition, we incurred approximately $22.5 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, which are treated as an addition to goodwill for tax purposes. In addition, we recognized a decrease in deferred tax liability included in the net assets acquired of $7.6 million related to these expenditures. These costs were included in Other charges in our unaudited Condensed Consolidated Statements of Operations .
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Acima had been completed on January 1, 2020. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up depreciation and amortization adjustments for the fair value of the assets acquired, adjustments to stock compensation expense as a result of Aggregate Stock Consideration subject to restricted stock awards, the adjustments in interest expense due to the elimination of historical debt and placement of the new debt, and the related adjustments to the income tax provision. In addition, the pro forma net income has been adjusted to include transaction expenses and other non-recurring costs as of January 1, 2020. The unaudited pro forma financial information is as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
Pro Forma total revenues	$1,231,386	$986,747
Pro Forma net earnings(1)	56,413	(16,966)
(1)Total pro forma adjustments to net earnings for the three months ended March 31, 2021 and March 31, 2020 were decreases of $13.2 million and $106.2 million, respectively.
The amounts of revenue and earnings of Acima Holdings included in our Condensed Consolidated Statements of Operations from the acquisition date of February 17, 2021 are as follows:

(in thousands)	February 17, 2021 - March 31, 2021	February 17, 2020 - March 31, 2020
	(unaudited)	(unaudited)
Total revenues	$210,569	$143,439
Net earnings(1)	19,006	21,025
(1)Net Earnings for the period February 17, 2021 - March 31, 2021 includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$429,301	$302,526	$13,707	$—	$745,534
Merchandise sales	77,378	154,630	785	—	232,793
Installment sales	17,773	—	—	—	17,773
Other	414	293	6	205	918
Total store revenues	524,866	457,449	14,498	205	997,018
Franchise
Merchandise sales	—	—	—	33,055	33,055
Royalty income and fees	—	—	—	6,709	6,709
Total revenues	$524,866	$457,449	$14,498	$39,969	$1,036,782

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31, 2020
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$393,165	$161,998	$12,837	$—	$568,000
Merchandise sales	46,687	53,988	705	—	101,380
Installment sales	14,747	—	—	—	14,747
Other	366	141	4	211	722
Total store revenues	454,965	216,127	13,546	211	684,849
Franchise
Merchandise sales	—	—	—	12,437	12,437
Royalty income and fees	—	—	—	4,653	4,653
Total revenues	$454,965	$216,127	$13,546	$17,301	$701,939
Lease Purchase Agreements
Rent-A-Center Business, Acima, and Mexico
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
Rental payments received at our Rent-A-Center Business, Acima (excluding virtual) and Mexico locations must be prepaid in advance of the next rental term. Under the virtual business model, revenues may be earned prior to the rental payment due date, in which case revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the rental term. See Note 4 for additional information regarding accrued rental revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At March 31, 2021 and December 31, 2020, we had $58.3 million and $45.8 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, formerly Preferred Lease, and Mexico locations is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. Rental merchandise in the recently acquired Acima Holdings is depreciated over the rental term using a straight-line depreciation method.
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
Revenue from contracts with customers
Rent-A-Center Business, Acima, and Mexico
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At March 31, 2021 and December 31, 2020, we had $2.9 million and $3.1 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consisted of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At both March 31, 2021 and December 31, 2020, we had $4.7 million in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the three months ended March 31, 2021 and 2020 was $3.1 million and $2.8 million, respectively.
Trade and notes receivables consist of amounts due from our rental customers for renewal and uncollected rental payments; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

(In thousands)	March 31, 2021	December 31, 2020
Installment sales receivables	$60,798	$61,794
Trade and notes receivables	62,528	36,256
Total receivables	123,326	98,050
Less allowance for doubtful accounts	(7,981)	(8,047)
Total receivables, net of allowance for doubtful accounts	$115,345	$90,003
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
The allowance for doubtful accounts related to trade and notes receivable was $1.0 million, and the allowance for doubtful accounts related to installment sales receivable was $7.0 million at both March 31, 2021 and December 31, 2020, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	March 31, 2021
Beginning allowance for doubtful accounts	$8,047
Bad debt expense (1)	3,449
Accounts written off, net of recoveries	(3,515)
Ending allowance for doubtful accounts	$7,981
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
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheet. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back office technology hardware assets.
For all of the leases described above, we have elected not to separate the lease and non-lease components and instead account for these as a single component. In addition, we have elected to use available practical expedients that eliminate the requirement to reassess whether expired or existing contracts contained leases and the requirement to reassess the lease classification for any existing leases prior to our adoption of ASU 2016-02 on January 1, 2019.
Operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Operating lease cost included in Other store expenses(1)(2)	$34,136	$37,439
Operating lease cost included in Other charges(2)	166	769
Sublease receipts	(3,349)	(2,317)
Total operating lease charges	$30,953	$35,891
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $8.5 million and $8.9 million for the three months ended March 31, 2021 and 2020, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Supplemental cash flow information related to leases:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in measurement of operating lease liabilities	$26,572	$29,881
Cash paid for short-term operating leases not included in operating lease liabilities	4,580	6,736
Right-of-use assets obtained in exchange for new operating lease liabilities	37,923	20,619
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	March 31, 2021	December 31, 2020
Weighted-average discount rate(1)	6.5%	6.8%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at March 31, 2021:

(In thousands)	Operating Leases
2021	$84,302
2022	90,915
2023	64,787
2024	46,838
2025	31,296
Thereafter	22,304
Total undiscounted operating lease liabilities	340,442
Less: Interest	(40,550)
Total present value of operating lease liabilities	$299,892
In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated approximately 500 store lease agreements in the second quarter of 2020 to obtain rent relief, in order to help offset the negative financial impacts of COVID-19. Lease amendments executed as a result of our renegotiations included near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.1 million. As of March 31, 2021, remaining unpaid deferred rent associated with these lease amendments was approximately $0.4 million, the majority of which will be repaid in 2021.
Note 6 - Income Taxes
The effective tax rate was 13.8% for the three months ended March 31, 2021, compared to (10.6)% in 2020. The effective tax rate for the three months ended March 31, 2021 was impacted by the tax effect of the equity consideration included in the Aggregate Stock Consideration subject to vesting conditions, and discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances. The effective tax rate for the three months ended March 31, 2020 was primarily impacted as a result of the tax benefit of net operating loss carrybacks at a 35% tax rate that became available as a result of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020 (the “CARES Act”).
Note 7 - Senior Debt, net
On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”) and an Asset Based Loan Credit Facility (the “ABL Credit Facility”) that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million. Commitments under the ABL Credit Facility may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate.
The amount outstanding under the Term Loan Facility was $875.0 million at March 31, 2021. In addition, we had $55.0 million outstanding under our ABL Credit Facility at March 31, 2021 and borrowing capacity availability of $405.2 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Proceeds from the Term Loan Credit Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Senior debt, net in our Condensed Consolidated Balance Sheet. Remaining debt issuance costs incurred of $4.9 million were expensed and recorded to Other charges in our Condensed Consolidated Statement of Operations. The original issue discount and capitalized debt issuance costs will be amortized as interest expense over the terms of the respective credit agreements. As of March 31, 2021, the total balance of unamortized of debt issuance costs relating to our senior debt, including rollover debt issuance costs from our previous senior debt credit facilities of approximately $3.0 million, and original issue discount reported in the Condensed Consolidated Balance Sheet were $27.8 million and $4.3 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of March 31, 2021, we have issued letters of credit in the aggregate outstanding amount of $89.8 million primarily relating to workers compensation insurance claims.
Term Loan Credit Agreement
The Term Loan Facility, which matures on February 17, 2028, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt.
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
The Term Loan Facility is secured by a first-priority security interest in substantially all of our present and future tangible and intangible personal property, including our subsidiary guarantors, other than the ABL Priority Collateral (as defined below), and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. Any voluntary prepayment of the Term Loan Facility made using proceeds from a substantially concurrent incurrence of indebtedness and in connection with a repricing transaction in the first six months following the closing date of the Acquisition will be subject to a 1.00% prepayment premium, except that no such prepayment premium will be required in connection with a change of control or a transformative acquisition. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the Term Loan.
The Term Loan provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.
The Term Loan Facility was fully drawn at the closing of the Acima Holdings acquisition to fund a portion of the Aggregate Cash Consideration payable in the transaction, repay certain of our outstanding indebtedness and our subsidiaries, repay all outstanding indebtedness of Acima Holdings and its subsidiaries and pay certain fees and expenses incurred in connection with the transaction. A portion of such proceeds were used to repay $197.5 million outstanding under the prior term loan facility, dated as of August 5, 2019, among us, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Prior Term Loan Facility”).
ABL Credit Agreement
The ABL Credit Facility will mature on February 17, 2026. We may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at March 31, 2021 was 2.125%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at March 31, 2021 was 0.375%. We paid $0.7 million of commitment fees during the first quarter of 2021.
Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid. The obligations under the ABL Credit Facility are guaranteed by us and certain of our wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of our and our subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles (other than equity interests in our subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of ours and the subsidiary guarantors, subject to certain exceptions.
The ABL Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments.
The ABL Facility also requires the maintenance of a consolidated fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Facility. The fixed charge coverage ratio as of March 31, 2021 was 1.99 to 1.00.
The documentation governing the ABL Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2021 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2021	$6,563	$—	$6,563
2022	8,750	—	8,750
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
Thereafter	833,437	55,000	888,437
Total senior debt	$875,000	$55,000	$930,000

Note 8 -Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the "Notes"), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheet. Debt issuance costs will be amortized as interest expense over the term of the Notes.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, we may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If we experience specific kinds of change of control, we will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
The Notes are our general unsecured senior obligations, and are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries, equal in right of payment to all of our and our guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness, if any. The Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that have outstanding indebtedness or guarantee other specified indebtedness, including the ABL Credit Facility and the Term Loan Facility.
The indenture governing the Notes contains covenants that limit, among other things, our ability and the ability of some of our restricted subsidiaries to create liens, transfer or sell assets, incur indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, make other restricted payments or investments, create restrictions on payment of dividends or other amounts to us by our restricted subsidiaries, merge or consolidate with other entities, engage in certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications. The covenants limiting restricted payments, restrictions on payment of dividends or other amounts to us by our restricted subsidiaries, the ability to incur indebtedness, asset dispositions and transactions with affiliates will be suspended if and while the Notes have investment grade ratings from any two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc.
The indenture governing the Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes to be due and payable.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2021 and December 31, 2020, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at March 31, 2021:

	March 31, 2021
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$477,000	$27,000

Note 10 - Other Charges
Acima Holdings Acquisition. As described in Note 2, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings was 8,096,595 of common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the three months ended March 31, 2021, we recognized approximately $15.9 million in stock compensation expense related to these restricted stock agreements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the three months ended March 31, 2021, we recognized approximately $1.3 million in depreciation expense and approximately $14.0 million in amortization expense related to these assets.
Furthermore, during the three months ended March 31, 2021 we recognized approximately $16.4 million in transaction costs associated with the closing of the transaction, and approximately $3.2 million in post-acquisition integration costs, including $2.8 million in employee severance and $0.4 million in reorganization advisory fees.
Activity with respect to Other charges for the three months ended March 31, 2021 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2020	Charges & Adjustments	Payments & Adjustments	Accrued Charges at March 31, 2021
Cash charges:
Acima Holdings transaction costs	$5,005	$16,406	$(20,893)	$518
Acima Holdings integration costs	—	3,244	(447)	2,797
Other cash charges(1)	344	197	(541)	—
Total cash charges	$5,349	19,847	$(21,881)	$3,315
Non-cash charges:
Depreciation and amortization of acquired assets(2)		15,258
Acima Holdings employees stock agreements(3)		15,882
Asset impairments(4)		132
Total other charges		$51,119
(1) Represents employee severance, shutdown and holding expenses related to store closures.
(2) Represents depreciation recorded on the incremental fair value of acquired software and amortization of the fair value of intangible assets acquired in connection with the acquisition of Acima Holdings as described Note 2.
(3) Represents stock compensation expense recognized in the first quarter of 2021, related to common shares issued to Acima Holdings employees subject to vesting restrictions, as described in Note 2.
(4) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores in the first three months of 2021.
Note 11 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. Within our operating segments, we offer merchandise for lease from certain basic product categories: furniture, including mattresses, tires, consumer electronics, appliances, tools, handbags, computers, and accessories. Smartphones are also offered in our Rent-A-Center Business stores and franchise locations.
Segment information for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues
Rent-A-Center Business	$524,866	$454,965
Acima	457,449	216,127
Mexico	14,498	13,546
Franchising	39,969	17,301
Total revenues	$1,036,782	$701,939

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Gross profit
Rent-A-Center Business	$359,169	$317,558
Acima	134,250	88,315
Mexico	10,212	9,528
Franchising	6,892	4,777
Total gross profit	$510,523	$420,178

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating profit
Rent-A-Center Business	$121,277	$67,943
Acima	24,814	18,222
Mexico	1,954	967
Franchising	4,985	2,519
Total segments	153,030	89,651
Corporate	(82,984)	(40,776)
Total operating profit	$70,046	$48,875

	Three Months Ended March 31,
(in thousands)	2021	2020
Depreciation and amortization
Rent-A-Center Business	$4,577	$4,957
Acima(1)	474	527
Mexico	120	93
Franchising	16	3
Total segments	5,187	5,580
Corporate(2)	8,206	9,333
Total depreciation and amortization	$13,393	$14,913
(1)Excludes amortization of approximately $14.0 million recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition
(2)Excludes depreciation of approximately $1.3 million recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition

	Three Months Ended March 31,
(in thousands)	2021	2020
Capital expenditures
Rent-A-Center Business	$6,257	$980
Acima	154	84
Mexico	76	37
Total segments	6,487	1,101
Corporate	4,901	8,050
Total capital expenditures	$11,388	$9,151

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2021	December 31, 2020
On rent rental merchandise, net
Rent-A-Center Business	$446,180	$444,945
Acima	651,764	299,660
Mexico	17,969	18,281
Total on rent rental merchandise, net	$1,115,913	$762,886

(in thousands)	March 31, 2021	December 31, 2020
Held for rent rental merchandise, net
Rent-A-Center Business	$127,120	$136,219
Acima	1,622	2,228
Mexico	6,502	7,819
Total held for rent rental merchandise, net	$135,244	$146,266

(in thousands)	March 31, 2021	December 31, 2020
Assets by segment
Rent-A-Center Business	$978,190	$999,252
Acima	1,566,395	389,650
Mexico	36,076	42,278
Franchising	16,114	14,729
Total segments	2,596,775	1,445,909
Corporate	410,183	305,071
Total assets	$3,006,958	$1,750,980

Note 12 - Common Stock and Stock-Based Compensation
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $75 million of Rent-A-Center common stock. No shares were repurchased during the three months ended March 31, 2021. During the three months ended March 31, 2020, we repurchased 1,461,177 shares of our common stock for an aggregate purchase price of $26.5 million, which included shares having an aggregate purchase price of $10.0 million that were purchased under a repurchase program that was previously authorized by our Board of Directors until its replacement by the current program in March 2020. Under the March 2020 authorization, $58.4 million remains available for repurchases in the open market and privately negotiated transactions.
We recognized $4.3 million and $3.0 million in compensation expense related to stock awards issued under the Rent-A-Center 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we granted approximately 65,000 stock options, 238,000 market-based performance units and 141,000 time-vesting units under the 2016 Plan. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 47.54% to 52.80%, a risk-free interest rate of 0.21% to 0.47%, an expected dividend yield of 3.24%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2021 was $38.29 and the weighted-average grant-date fair value was $12.20. Performance-based units and time-vesting restricted units were valued using our closing stock price on March 31, 2021.
As described in Note 2, Aggregate Stock Consideration issued to the former owners of Acima Holdings included 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $15.9 million in stock compensation expense related to these restricted stock agreements during the three months ended March

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
31, 2021, which was recorded to Other charges in our Condensed Consolidated Statements of Operations, as described in Note 10.
Note 13 - Contingencies
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
Acima Consumer Financial Protection Bureau investigation. Prior to the execution of the definitive agreement to acquire Acima Holdings, Acima Holdings received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) requesting certain information, documents and data relating to Acima Holding’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID is to determine whether Acima Holdings extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima Holdings complies with certain consumer financial protection laws. We are fully cooperating with the CFPB investigation. We completed our production of records in response to the existing requests of the CFPB at the end of March 2021. The CFPB has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation.
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima Holdings, the former owners of Acima Holdings have agreed to indemnify Rent-A-Center for certain losses arising after the consummation of the transaction with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima Holdings are limited to an indemnity holdback in the aggregate amount of $50 million, which was escrowed at the closing of the transaction, and will be Rent-A-Center’s sole recourse against the former owners of Acima Holdings with respect to all of the indemnifiable claims under the definitive transaction agreement. Other than with respect to any pending or unresolved claims for indemnification submitted by Rent-A-Center prior to such time, and subject to other limited exceptions, the escrowed amount will be released to the former owners of Acima Holdings as follows: (i) in respect of the CID, on the earlier of the third anniversary of the closing date of the transaction and the date on which a final determination is entered providing for a resolution of the matters regarding the CID and (ii) in respect of certain pre-closing taxes, on August 18, 2022, the first business day following the date that is 18 months after the closing date of the transaction.
There can be no assurance that the CID will be finally resolved prior to the release to the former owners of Acima Holdings of the escrowed funds reserved therefor, or that such escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima Holdings’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
California Attorney General. The California Attorney General (“CAG”) previously issued an investigative subpoena seeking information with respect to our Acceptance Now business practices (now part of the Acima segment). Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. After several rounds of negotiations, in September 2020, the CAG proposed revised terms. In both cases, the proposed settlement terms included civil penalties, disgorgement of certain revenues, additional training requirements, and recommended changes to Acceptance Now business practices. We believe that our business practices are in compliance with California law and are continuing to discuss resolution of the inquiry with the CAG. At this point, while we cannot predict the ultimate outcome, we do not believe any such outcome will have a material impact on our condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 14 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net earnings	$42,552	$49,292
Denominator:
Weighted-average shares outstanding(1)	56,247	54,774
Effect of dilutive stock awards(2)	10,048	1,378
Weighted-average dilutive shares	66,295	56,152

Basic earnings per common share	$0.76	$0.90
Diluted earnings per common share	$0.64	$0.88
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units(3)	—	148
Anti-dilutive performance share units(3)	—	519
Anti-dilutive stock options(3)	—	1,357
(1) Weighted-average shares outstanding for the three months ended March 31, 2021 includes approximately 1.3 million weighted-average common shares issued in connection with the acquisition of Acima Holdings in February 2021. See Note 2 for additional information.
(2) Dilutive stock awards for the three months ended March 31, 2021 includes approximately 8.1 million common shares issued in connection with the acquisition of Acima Holdings in February 2021, and subject to vesting conditions under restricted stock agreements.
(3) There were no anti-dilutive stock awards for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following the closing of our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our expectations, plans and strategy relating to our capital structure, anticipated enhancements to our sales force, potential future acquisitions, other statements regarding our strategy and plans, and other statements that are not historical facts.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the possibility that the anticipated benefits from the Acima Holdings acquisition may not be fully realized or may take longer to realize than expected;
• the possibility that costs, difficulties or disruptions related to the integration of Acima Holdings operations into our other operations will be greater than expected;
• our ability to (i) effectively adjust to changes in the composition of our offerings and product mix as a result of acquiring Acima Holdings and continue to maintain the quality of existing offerings and (ii) successfully introduce other new product or service offerings on a timely and cost-effective basis;
• changes in our future cash requirements as a result of the Acima Holdings acquisition, whether caused by unanticipated increases in capital expenditures or working capital needs, unanticipated liabilities or otherwise;
• our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•the impact of the COVID-19 pandemic and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Acima retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our supplier's ability to satisfy our merchandise needs, (v) our employees, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
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
•exposure to potential operating margin degradation due to the higher cost of merchandise in our Acima offering and potential for higher merchandise losses;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q.
Our Business
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for a large portion of underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, durable products via small payments over time under a flexible lease-purchase agreement with no long-term debt obligation. Through our Rent-A-Center Business, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence. Our Acima business offers lease-to-own solutions through retail partners in stores and online enabling our partners to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “RCII.”
Executive Summary
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
•leveraging the integration of the Acima Holdings decision engine and expanding digital payments and communication channels; and
•generating favorable adjusted EBITDA margin and strong free cash flow to fund strategic priorities and deliver and return capital to shareholders.
As we pursue our strategy, we may take advantage of merger and acquisition opportunities from time to time that advance our key initiatives, and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
For additional information regarding the acquisition of Acima Holdings, see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments”.
Recent Developments
Acima Acquisition. On February 17, 2021. we completed the acquisition of Acima Holdings and issued to the former owners of Acima an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”), with a value of $51.14 per share based on the closing price of our common stock on the date of closing, and paid to them aggregate cash consideration of $1,273.3 million (the “Aggregate Cash Consideration”). Under the terms of the definitive agreement, $50 million of the Aggregate Cash Consideration was placed into escrow at closing to cover certain potential tax and regulatory indemnification obligations of the former owners of Acima Holdings under the agreement. Although we currently believe the escrow holdback amount, which serves as our sole recourse of with respect to any indemnifiable claims, will be sufficient to cover any such potential tax and regulatory matters, there is no assurance that any actual payments by us with respect to such matters will not exceed the escrow holdback amount.
The portion of the Aggregate Stock Consideration issued to former owners of Acima Holdings who are also employees of Acima is subject to restricted stock agreements providing vesting conditions over a 36-month period beginning upon closing of the acquisition. The portion of the Aggregate Stock Consideration issued to non-employee former owners of Acima Holdings is subject to the terms of an 18-month lockup agreement, pursuant to which one-third of the aggregate shares of our common stock received by a non-employee former owner of Acima Holdings becomes transferable after each six month period following the closing of the acquisition.
In connection with the acquisition, we entered into employment agreements with certain executives of Acima Holdings, including Aaron Allred, Chairman and Founder of Acima Holdings, which became effective upon closing.
Dividends. On March 25, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.31 per share for the second quarter of 2021. The dividend was paid on April 22, 2021 to our common stockholders of record as of the close of business on April 6, 2021.
Business and Operational Trends
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
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Acima retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Acima locations, which operated within those stores. In addition, while the majority of our Rent-A-Center Business stores remained open, due to government orders in certain jurisdictions, beginning in mid-March 2020 we temporarily shut down operations at a small number of stores and approximately 24% of our stores were partially closed. Our partially closed locations operated with closed showrooms, conducting business only through e-commerce web orders and transitioned to a contactless curbside service model or to a ship-from-store model, to the extent permitted by local orders. Some franchise locations and stores in our Mexico operating segment were also temporarily closed or had restricted operations due to COVID-19. All locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations, temporarily or partially closed at the onset of the pandemic, were reopened in the second quarter of 2020. In the latter portion of 2020 and into early 2021, the number of COVID-19 cases increased significantly and certain governmental authorities imposed or re-imposed restrictions on certain businesses. As of April 28, 2021, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations are providing full in-store services subject to local requirements for sanitization, social distancing and capacity limitations and, in Mexico, certain restrictions regarding hours of operation.
In response to the negative impacts to our business resulting from COVID-19, in 2020, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a brief period of time, suspending further share repurchases. In addition, we implemented additional electronic payment methods for our Rent-A-Center Business and Acima customers to facilitate contactless transactions. There are no assurances we will not be subject to future government actions negatively impacting our business as the pandemic progresses.
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
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, for additional discussion of operational impacts to our business and additional risks associated with COVID-19.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2021 included in Part I, Item I of this Quarterly Report on Form 10-Q.

Overview
The following briefly summarizes certain of our financial information for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
During the first three months of 2021, consolidated revenues increased approximately $334.8 million, primarily due to the acquisition of Acima Holdings and an increase in same store sales in our Rent-A-Center Business. Operating profit increased approximately $21.2 million for the three months ended March 31, 2021, primarily due to the increased operating profit of the Rent-A-Center Business and Acima segments, partially offset by one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.
Revenues in our Rent-A-Center Business segment increased approximately $69.9 million for the three months ended March 31, 2021, primarily due to an increase in same store sales revenue driven by growth in e-commerce sales, and despite the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020 which are no longer reflected in the Rent-A-Center Business segment revenues. Gross profit as a percentage of revenue decreased 1.4%. Operating profit increased $53.3 million for the three months ended March 31, 2021, driven primarily by increased operating leverage as a result of higher revenues and lower operating expenses.
The Acima segment revenues increased approximately $241.3 million for the three months ended March 31, 2021, driven primarily by the acquisition of Acima Holdings. Gross profit as a percent of revenue decreased 11.6%, while operating profit increased approximately $6.6 million for the three months ended March 31, 2021, driven by higher revenue due to the acquisition of Acima Holdings and stronger lease performance.
The Mexico segment revenues increased by 7.0% for the three months ended March 31, 2021, driving an increase in gross profit of 7.2%, or $0.7 million.
Revenues for the Franchising segment increased $22.7 million for the three months ended March 31, 2021, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during 2020 and higher inventory purchases by franchisees.
Cash flow from operations was $135.8 million for the three months ended March 31, 2021. As of March 31, 2021, we held $123.0 million of cash and cash equivalents and outstanding indebtedness of $1.38 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2021	2020	$	%
Revenues
Store
Rentals and fees	$745,534	$568,000	$177,534	31.3%
Merchandise sales	232,793	101,380	131,413	129.6%
Installment sales	17,773	14,747	3,026	20.5%
Other	918	722	196	27.1%
Total store revenue	997,018	684,849	312,169	45.6%
Franchise
Merchandise sales	33,055	12,437	20,618	165.8%
Royalty income and fees	6,709	4,653	2,056	44.2%
Total revenues	1,036,782	701,939	334,843	47.7%
Cost of revenues
Store
Cost of rentals and fees	247,035	165,455	81,580	49.3%
Cost of merchandise sold	240,106	98,757	141,349	143.1%
Cost of installment sales	6,041	5,025	1,016	20.2%
Total cost of store revenues	493,182	269,237	223,945	83.2%
Franchise cost of merchandise sold	33,077	12,524	20,553	164.1%
Total cost of revenues	526,259	281,761	244,498	86.8%
Gross profit	510,523	420,178	90,345	21.5%
Operating expenses
Store expenses
Labor	156,707	153,794	2,913	1.9%
Other store expenses	170,133	161,718	8,415	5.2%
General and administrative expenses	49,125	39,175	9,950	25.4%
Depreciation and amortization	13,393	14,913	(1,520)	(10.2)%
Other charges	51,119	1,703	49,416	2,901.7%
Total operating expenses	440,477	371,303	69,174	18.6%
Operating profit	70,046	48,875	21,171	43.3%
Debt refinancing charges	8,743	—	8,743	100.0%
Interest, net	11,916	4,303	7,613	176.9%
Earnings before income taxes	49,387	44,572	4,815	10.8%
Income tax expense (benefit)	6,835	(4,720)	11,555	244.8%
Net earnings	$42,552	$49,292	$(6,740)	(13.7)%
Three Months Ended March 31, 2021, compared to Three Months Ended March 31, 2020 .
Store Revenue. Total store revenue increased by $312.2 million, or 45.6%, to $997.0 million for the three months ended March 31, 2021, from $684.8 million for the three months ended March 31, 2020. This increase was primarily due to increases of approximately $241.3 million and $69.9 million in revenues in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2021, increased by $81.5 million, or 49.3%, to $247.0 million as compared to $165.5 million in 2020. This increase in cost of rentals and fees was primarily attributable to increases of $71.5 million and $9.9 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 33.1% for the three months ended March 31, 2021, as compared to 29.1% in 2020.
Cost of Merchandise Sold. Cost of merchandise sold increased by $141.3 million, or 143.1%, to $240.1 million for the three months ended March 31, 2021, from $98.8 million in 2020, primarily attributable to increases of $123.9 million and $17.4 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. The gross margin percent of merchandise sales decreased to (3.1)% for the three months ended March 31, 2021, from 2.6% in 2020.
Gross Profit. Gross profit increased by $90.3 million, or 21.5%, to $510.5 million for the three months ended March 31, 2021, from $420.2 million in 2020, due primarily to increases of $45.9 million and $41.6 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 49.2% for the three months ended March 31, 2021, as compared to 59.9% in 2020.
Store Labor. Store labor increased by $2.9 million, or 1.9%, to $156.7 million, for the three months ended March 31, 2021, as compared to $153.8 million in 2020, primarily due to an increase of $3.2 million in the Acima segment, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 15.7% for the three months ended March 31, 2021, as compared to 22.5% in 2020.
Other Store Expenses. Other store expenses increased by $8.4 million, or 5.2%, to $170.1 million for the three months ended March 31, 2021, as compared to $161.7 million in 2020, primarily due to an increase of $18.0 million in the Acima segment, partially offset by a decrease of $9.9 million in the Rent-A-Center Business segment, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 17.1% for the three months ended March 31, 2021, compared to 23.6% in 2020.
General and Administrative Expenses. General and administrative expenses increased by $9.9 million, or 25.4%, to $49.1 million for the three months ended March 31, 2021, as compared to $39.2 million in 2020, primarily due to higher labor and incentive compensation in the Acima segment. General and administrative expenses expressed as a percentage of total revenue were 4.7% for the three months ended March 31, 2021, compared to 5.6% in 2020.
Other Charges. Other charges increased by $49.4 million, to $51.1 million for the three months ended March 31, 2021, as compared to $1.7 million in 2020. Other charges for the three months ended March 31, 2021 primarily included one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets, related to the acquisition of Acima Holdings. Other charges for the three months ended March 31, 2020 primarily related to lease impairments and other costs associated with store and other facility closures, and financial impacts related to the COVID-19 pandemic, including temporary store closures and furloughs.
Operating Profit. Operating profit increased by $21.1 million, to $70.0 million for the three months ended March 31, 2021, as compared to $48.9 million in 2020, primarily due to the increase in gross profit, as described above. Operating profit expressed as a percentage of total revenue was 6.8% for the three months ended March 31, 2021, compared to 7.0% in 2020.
Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended March 31, 2021 was $6.8 million, as compared to $(4.7) million in 2020. The effective tax rate was 13.8% for the three months ended March 31, 2021, compared to (10.6)% in 2020.

Segment Performance.
Rent-A-Center Business segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2021	2020	$	%
Revenues	$524,866	$454,965	$69,901	15.4%
Gross profit	359,169	317,558	41,611	13.1%
Operating profit	121,277	67,943	53,334	78.5%
Change in same store revenue				23.4%
Stores in same store revenue calculation(1)				1,546
(1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. We exclude from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 30th full month following account transfer. Due to the COVID-19 pandemic and related temporary store closures, all 32 stores in Puerto Rico were excluded starting in March 2020 and will remain excluded through September 2021.
Revenues. The increase in revenue for the three months ended March 31, 2021, as compared to 2020, was primarily due to an increase in same store sales revenue driven by growth in e-commerce sales, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020.
Gross Profit. Gross profit increased for the three months ended March 31, 2021, as compared to 2020, driven primarily by increased segment revenue as discussed above. Gross profit as a percentage of segment revenues was 68.4% for the three months ended March 31, 2021, as compared to 69.8% for the corresponding period in 2020.
Operating Profit. Operating profit as a percentage of segment revenues was 23.1% for the three months ended March 31, 2021, compared to 14.9% for the respective period in 2020. The increase in operating profit for the three months ended March 31, 2021, as compared to 2020 was driven primarily by increased operating leverage as a result of higher revenues and lower operating expenses, including lower merchandise losses. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.0% for the three months ended March 31, 2021, compared to 3.7% for the respective period in 2020. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.3% for the three months ended March 31, 2021, compared to 1.2% for the respective period in 2020. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2021	2020	$	%
Revenues	$457,449	$216,127	$241,322	111.7%
Gross profit	134,250	88,315	45,935	52.0%
Operating profit	24,814	18,222	6,592	36.2%
Revenues. The increase in revenue for the three months ended March 31, 2021 compared to 2020, was driven primarily by the acquisition of Acima Holdings.
Gross Profit. Gross profit increased for the three months ended March 31, 2021, compared to 2020, driven by higher revenue, discussed above, partially offset by lower gross profit margin due to higher mix of rental agreements generated from our virtual business model primarily related to the recent acquisition of Acima Holdings, and increased merchandise sales due to early payouts. Gross profit as a percentage of segment revenues decreased to 29.3% for the three months ended March 31, 2021, compared to 40.9% for the respective period in 2020.
Operating Profit. Operating profit increased by 36.2% for the three months ended March 31, 2021, as compared to 2020. The increase in operating profit for the three months ended March 31, 2021 was driven by higher revenue due to the Acima Holdings acquisition and stronger lease performance. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.6% for the three months ended March 31, 2021, compared to 12.2% for the respective period in 2020. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.4% for the three months ended March 31, 2021, compared to 0.4% in 2020. Operating profit as a percentage of segment revenues decreased to 5.4% for the three and three months ended March 31, 2021, compared to 8.4% for the respective period in 2020.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2021	2020	$	%
Revenues	$14,498	$13,546	$952	7.0%
Gross profit	10,212	9,528	684	7.2%
Operating profit	1,954	967	987	102.1%
Change in same store revenue				9.6%
Stores in same store revenue calculation(1)				112
(1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. We exclude from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 30th full month following account transfer.
Revenues. Revenues for the three months ended March 31, 2021 were negatively impacted by exchange rate fluctuations of approximately $0.4 million as compared to the same period in 2020. On a constant currency basis, revenues for the three months ended March 31, 2021 increased approximately $1.4 million, compared to the same period in 2020.
Gross Profit. Gross profit for the three months ended March 31, 2021 was negatively impacted by exchange rate fluctuations of approximately $0.3 million as compared to the same period in 2020. On a constant currency basis, gross profit for the three months ended March 31, 2021 increased by approximately $1.0 million as compared to the same period in 2020. Gross profit as a percentage of segment revenues was 70.4% for the three months ended March 31, 2021, compared to 70.3% for the respective period in 2020.
Operating Profit. Operating profit for the three months ended March 31, 2021 was minimally impacted by exchange rate fluctuations as compared to the same period in 2020. Operating profit as a percentage of segment revenues increased to 13.5% for the three months ended March 31, 2021, from 7.1% for the respective period in 2020.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2021	2020	$	%
Revenues	$39,969	$17,301	$22,668	131.0%
Gross profit	6,892	4,777	2,115	44.3%
Operating profit	4,985	2,519	2,466	97.9%
Revenues. Revenues increased for the three months ended March 31, 2021 compared to the respective period in 2020, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during 2020 and higher inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 17.2% for the three months ended March 31, 2021, from 27.6% for the respective period in 2020, primarily due to increase in segment revenues described above.
Operating Profit. Operating profit as a percentage of segment revenues increased for the three months ended March 31, 2021 to 12.5%, compared to 14.6% for the respective period in 2020, primarily due to increase in segment revenues described above.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2021, we generated $135.8 million in operating cash flow. We used cash in the amount of $1,267.9 million for acquisitions, $46.1 million for debt issuance costs, $17.1 million for dividends, and $11.4 million for capital expenditures. We ended the first quarter of 2021 with $123.0 million of cash and cash equivalents and outstanding indebtedness of $1.38 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $88.4 million to $135.8 million for the three months ended March 31, 2021, from $47.4 million in 2020, primarily due to the Acima Holdings acquisition, in addition to improved operating profit in the Rent-A-Center Business, Mexico, and Franchising operating segments.

Cash used in investing activities was $1,279.3 million for the three months ended March 31, 2021, compared to $9.0 million in 2020, a change of $1,270.3 million, primarily due to the Acima Holdings acquisition in February 2021.
Cash provided by financing activities was $1,107.3 million for the three months ended March 31, 2021, compared to $76.0 million in 2020, a decrease of $1,031.3 million, primarily due to an increase in debt proceeds of $1,292.0 million during the three months ended March 31, 2021 primarily due to the Acima Holdings acquisition in February 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next 12 months. At April 28, 2021, we had approximately $95.9 million in cash on hand, and $430.2 million available under our ABL Credit Facility.
We deferred approximately $23 million in employer payroll taxes to future periods as part of the benefits received from the CARES Act passed by the U.S. Federal government in response to COVID-19. We expect to repay approximately $12 million of these deferred taxes during 2021, beginning in the second quarter, and the remaining will continue to be deferred until 2022.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Customer stolen merchandise (1)	$56,588	$46,910
Other merchandise losses (2)	8,674	6,091
Total merchandise losses	$65,262	$53,001
(1)Includes incremental losses related to COVID-19
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $11.4 million and $9.2 million on capital expenditures during the three months ended March 31, 2021 and 2020, respectively.
Acquisitions and New Location Openings. During the first three months of 2021, we acquired one rent-to-own store location and customer accounts for an aggregate purchase price of approximately $0.3 million. The store location remained open upon acquisition as part of our Rent-A-Center Business segment.

The table below summarizes the store location activity for the three-month period ended March 31, 2021 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,845	121	462	2,428
New location openings	—	—	2	2
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(2)	—	—	(2)
Sold or closed with no surviving location	—	—	(2)	(2)
Locations at end of period	1,844	121	461	2,426
(1) Does not include locations in our Acima segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%, which margin, as of February 19, 2021, was 2.125%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid. The obligations under the ABL Credit Facility are guaranteed by us and certain of our wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of our and the subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles (other than equity interests in o subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of ours and the subsidiary guarantors, subject to certain exceptions.
At April 28, 2021, we had outstanding borrowings of $905 million and available commitments of $430.2 million under our ABL Credit Facility, net of letters of credit.
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 4.00%, subject to a 0.75% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity. The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of ours and the subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan Facility was fully drawn at the closing of the Acima Holdings acquisition to fund a portion of the Aggregate Cash Consideration, repay certain of our outstanding indebtedness and our subsidiaries, repay all outstanding indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Acima Holdings acquisition. A portion of such proceeds were used to repay $197.5 million outstanding under our prior term loan facility, dated as of August 5, 2019, among us, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Prior Term Loan Facility”), which Prior Term Loan Facility was terminated in connection with such repayment. At February 19, 2021, we had outstanding borrowings of $875 million under the Term Loan Facility.

Senior Notes. On February 17, 2021, we issued $450.0 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the "Notes"), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. We may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, we may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If we experience specific kinds of change of control, it will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of March 31, 2021, our total remaining obligation for existing store lease contracts was approximately $339.6 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring 12 months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheet. As of March 31, 2021, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $2.1 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. As of March 31, 2021, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $0.8 million.
See Note 5 of our consolidated financial statements for additional discussion of our store operating leases.
Uncertain Tax Position. As of March 31, 2021, we have recorded $21.8 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of March 31, 2021, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

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
As of March 31, 2021, we had $875.0 million outstanding under our term loan credit agreement and $55.0 million outstanding under our ABL credit agreement, each at interest rates indexed to the Eurodollar rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2021, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.4 million annualized pre-tax charge or credit to interest expense in our consolidated statement of operations. We have not entered into any interest rate swap agreements as of March 31, 2021.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure control and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2021, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. In February 2021, we acquired Acima Holdings. We are currently in the process of integrating Acima Holdings into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of March 31, 2021 excludes an assessment of the internal control over financial reporting of Acima Holdings.
Other than as described above, for the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. Please reference Note 13 in the Notes to our Financial Statements for additional discussion of our legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

10.1
First Amendment to ABL Credit Agreement dated as of January 26, 2021, by and among Rent-A-Center, Inc., each other Loan Party party thereto, JPMorgan Chase Bank, N.A., as administrative agent and each of the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 27, 2021).

10.2
ABL Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.3
Term Loan Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.4
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
Date: May 7, 2021