Form 10-Q
period 2021-06-30
RENT A CENTER INC DE
filed 2021-08-06
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2021:

Class	Outstanding
Common stock, $.01 par value	66,461,677

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$916,405	$534,737	$1,661,939	$1,102,737
Merchandise sales	221,229	108,080	454,022	209,460
Installment sales	18,191	17,643	35,964	32,390
Other	1,035	775	1,953	1,497
Total store revenues	1,156,860	661,235	2,153,878	1,346,084
Franchise
Merchandise sales	29,616	18,047	62,671	30,484
Royalty income and fees	7,499	4,464	14,208	9,117
Total revenues	1,193,975	683,746	2,230,757	1,385,685
Cost of revenues
Store
Cost of rentals and fees	320,873	157,124	567,908	322,579
Cost of merchandise sold	249,853	102,960	489,959	201,717
Cost of installment sales	6,234	6,092	12,275	11,117
Total cost of store revenues	576,960	266,176	1,070,142	535,413
Franchise cost of merchandise sold	29,543	18,038	62,620	30,562
Total cost of revenues	606,503	284,214	1,132,762	565,975
Gross profit	587,472	399,532	1,097,995	819,710
Operating expenses
Store expenses
Labor	159,337	129,929	316,044	283,723
Other store expenses	181,012	160,756	351,145	322,474
General and administrative expenses	54,385	32,943	103,510	72,118
Depreciation and amortization	13,566	14,348	26,959	29,261
Other charges	72,653	7,921	123,772	9,624
Total operating expenses	480,953	345,897	921,430	717,200
Operating profit	106,519	53,635	176,565	102,510
Debt refinancing charges	—	—	8,743	—
Interest expense	20,435	4,161	32,425	8,608
Interest income	(44)	(265)	(118)	(409)
Earnings before income taxes	86,128	49,739	135,515	94,311
Income tax expense	24,819	11,246	31,654	6,526
Net earnings	$61,309	$38,493	$103,861	$87,785
Basic earnings per common share	$1.05	$0.72	$1.81	$1.62
Diluted earnings per common share	$0.90	$0.70	$1.55	$1.58
Cash dividends declared per common share	$0.31	$0.58	$0.62	$0.58
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands)
Net earnings	$61,309	$38,493	$103,861	$87,785
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $238 and $5, $11 and $(1,034) for the three and six months ended June 30, 2021 and 2020, respectively	896	17	43	(3,889)
Total other comprehensive income (loss)	896	17	43	(3,889)
Comprehensive income	$62,205	$38,510	$103,904	$83,896
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$145,072	$159,449
Receivables, net of allowance for doubtful accounts of $7,763 and $8,047 in 2021 and 2020, respectively	120,795	90,003
Prepaid expenses and other assets	46,834	50,006
Rental merchandise, net
On rent	1,122,057	762,886
Held for rent	120,784	146,266
Merchandise held for installment sale	5,826	5,439
Property assets, net of accumulated depreciation of $530,137 and $505,074 in 2021 and 2020, respectively	306,466	141,641
Operating lease right-of-use assets	297,317	283,422
Deferred tax asset	41,940	33,782
Goodwill	344,023	70,217
Other intangible assets, net	484,188	7,869
Total assets	$3,035,302	$1,750,980
LIABILITIES
Accounts payable – trade	$174,056	$186,063
Accrued liabilities	366,681	320,583
Operating lease liabilities	299,537	285,354
Deferred tax liability	92,815	176,410
Senior debt, net	842,047	190,490
Senior notes, net	435,002	—
Total liabilities	2,210,138	1,158,900
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 124,347,073 and 112,180,517 shares issued in June 30, 2021 and December 31, 2020, respectively	1,144	1,105
Additional paid-in capital	1,057,242	886,902
Retained earnings	1,153,672	1,091,010
Treasury stock at cost, 57,891,859 shares in June 30, 2021 and December 31, 2020	(1,375,541)	(1,375,541)
Accumulated other comprehensive loss	(11,353)	(11,396)
Total stockholders' equity	825,164	592,080
Total liabilities and stockholders' equity	$3,035,302	$1,750,980
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	42,552	—	—	42,552
Other comprehensive loss	—	—	—	—	—	(853)	(853)
Exercise of stock options	330	3	8,941	—	—	—	8,944
Vesting of restricted share units, net of shares withheld for employee taxes(1)	902	7	(20,910)	—	—	—	(20,903)
Stock-based compensation	—	—	20,148	—	—	—	20,148
Dividends declared	—	—	—	(20,722)	—	—	(20,722)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at March 31, 2021	124,193	$1,142	$1,015,995	$1,112,840	$(1,375,541)	$(12,249)	$742,187
Net earnings	—	—	—	61,309	—	—	61,309
Other comprehensive income	—	—	—	—	—	896	896
Exercise of stock options	96	1	1,681	—	—	—	1,682
Vesting of restricted share units, net of shares withheld for employee taxes	58	1	—	—	—	—	1
Stock-based compensation	—	—	39,566	—	—	—	39,566
Dividends declared	—	—	—	(20,477)	—	—	(20,477)
Balance at June 30, 2021	124,347	$1,144	$1,057,242	$1,153,672	$(1,375,541)	$(11,353)	$825,164
(1)Includes shares released from escrow related to the 2019 Merchant's Preferred acquisition

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
ASC 326 adoption	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	49,292	—	—	49,292
Other comprehensive loss	—	—	—	—	—	(3,906)	(3,906)
Purchase of treasury stock	—	(14)	—	—	(26,511)	—	(26,525)
Exercise of stock options	69	1	1,194	—	—	—	1,195
Vesting of restricted share units, net of shares withheld for employee taxes	434	4	(5,274)	—	—	—	(5,270)
Stock-based compensation	—	—	3,043	—	—	—	3,043
Balance at March 31, 2020	111,669	$1,101	$868,580	$996,398	$(1,375,480)	$(14,576)	$476,023
Net earnings	—	—	—	38,493	—	—	38,493
Other comprehensive income	—	—	—	—	—	17	17
Exercise of stock options	42	—	486	—	—	—	486
Stock-based compensation	—	—	2,849	—	—	—	2,849
Dividends declared	—	—	—	(31,292)	—	—	(31,292)
Balance at June 30, 2020	111,711	$1,101	$871,915	$1,003,599	$(1,375,480)	$(14,559)	$486,576
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
(In thousands)
Cash flows from operating activities
Net earnings	$103,861	$87,785
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	547,034	310,810
Bad debt expense	6,058	7,900
Stock-based compensation expense	59,714	5,892
Depreciation of property assets	31,782	28,706
Loss on sale or disposal of property assets	249	698
Amortization of intangibles	43,712	561
Amortization of financing fees	2,917	795
Write-off of debt financing fees	4,546	—
Deferred income taxes	21,320	2,146
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(555,856)	(211,865)
Receivables	(6,384)	(918)
Prepaid expenses and other assets	4,524	12,190
Operating lease right-of-use assets and lease liabilities	(265)	4,726
Accounts payable – trade	(28,030)	(22,250)
Accrued liabilities	15,336	27,543
Net cash provided by operating activities	250,518	254,719
Cash flows from investing activities
Purchase of property assets	(25,401)	(14,750)
Proceeds from sale of property assets	—	187
Hurricane insurance recovery proceeds	—	158
Acquisitions of businesses	(1,273,542)	—
Net cash used in investing activities	(1,298,943)	(14,405)
Cash flows from financing activities
Share repurchases	—	(26,511)
Exercise of stock options	10,626	1,682
Shares withheld for payment of employee tax withholdings	(20,903)	(5,270)
Debt issuance costs	(46,085)	—
Proceeds from debt	1,490,000	198,000
Repayments of debt	(364,688)	(239,000)
Dividends paid	(35,054)	(31,554)
Net cash provided by (used in) financing activities	1,033,896	(102,653)
Effect of exchange rate changes on cash	152	(1,729)
Net (decrease) increase in cash and cash equivalents	(14,377)	135,932
Cash and cash equivalents at beginning of period	159,449	70,494
Cash and cash equivalents at end of period	$145,072	$206,426
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
Our Acima segment, which operates in the United States and Puerto Rico and which, includes the operations of Acima Holdings (as defined in Note 2 below) acquired in February 2021 and our Preferred Lease virtual and staffed locations, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The Acima segment offers the lease-to-own transaction through our virtual offering solutions across e-commerce, digital, and mobile channels, and through staffed and unstaffed kiosks located within such retailer’s locations.
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
Newly Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 beginning January 1, 2021 using a prospective approach. Impacts to our financial statements for the six months ended June 30, 2021 resulting from the adoption of this ASU were immaterial.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2 - Acquisitions and Divestitures
On December 20, 2020, we entered into the Merger Agreement (the "Merger") with Radalta, LLC, a Utah limited liability company and wholly owned subsidiary of the company, Acima ("Acima Holdings"), and Aaron Allred, solely in his capacity as the representative of the former owners of Acima Holdings, providing for the merger of Radalta, LLC with and into Acima Holdings, with Acima Holdings surviving the Merger as a wholly owned subsidiary of the Company for total estimated consideration of $1.65 billion, including cash consideration of approximately $1.3 billion and approximately 10.8 million shares with an estimated value of approximately $377 million. On February 17, 2021, we completed the acquisition of the membership interest of Acima Holdings, LLC. Acima Holdings is a leading platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
In accordance with the Merger Agreement, we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to former owners of Acima Holdings who are also employees of Acima Holdings is subject to restricted stock agreements providing vesting conditions over a 36-month period beginning upon closing of the Merger. The portion of the Aggregate Stock Consideration issued to nonemployee former owners of Acima Holdings is subject to the terms of an 18-month lockup agreement, pursuant to which one-third of the aggregate shares of our common stock received by a non-employee former owner in the Merger becomes transferable after each six-month period following the closing of the Merger. We entered into a Registration Rights Agreement, dated as of February 17, 2021, pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the Merger.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	February 17, 2021
Aggregate cash consideration	$1,273,263
Aggregate stock consideration, subject to lockup agreements	120,929
Total Purchase price	$1,394,192
ASSETS ACQUIRED
Receivables, net(1)	$30,465
Prepaid expenses and other assets	699
Rental merchandise
On rent	325,073
Property assets	171,455
Operating lease right-of-use assets	9,136
Goodwill	273,793
Other intangible assets	520,000
Total assets acquired	$1,330,621
LIABILITIES ASSUMED
Accounts payable - trade	16,023
Accrued liabilities	23,677
Operating lease liabilities	9,689
Deferred income taxes	(112,960)
Total liabilities assumed	(63,571)
Total equity value	$1,394,192
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
In addition, we recorded goodwill of $273.8 million in our Acima operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired and assembled workforce of $10 million. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our retail partner business from the acquisition of Acima Holdings. The total value of goodwill for tax purposes, including our recorded goodwill, plus the value of Aggregate Stock Consideration subject to restricted stock agreements described above, and acquisition-related expenses described below, is fully deductible and will be amortized over 15 years.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Acima Holdings results of operations are reflected in our unaudited condensed consolidated statements of operations from the date of acquisition.
In the second quarter of 2021, we recorded an adjustment to the fair value of rental merchandise reducing the value of the acquired assets by approximately $32.6 million with a corresponding increase to goodwill. The recorded adjustment was based on further assessment of the carrying value of the assets and corresponding evaluation of related (Level 2) market inputs. In connection with the adjustment to reduce the value of acquired rental merchandise we recorded a corresponding credit adjustment to rental merchandise depreciation of approximately $10.9 million, representing the period from the date of acquisition through June 30, 2021. The credit adjustment to rental merchandise depreciation is reflected in cost of rentals and fees in our condensed consolidated statement of operations.
Although we do not anticipate additional adjustments to the above values, we are still in the process of finalizing our assessments of the preliminary purchase price allocation and will record any additional necessary adjustments to acquired assets and liabilities within the allowable measurement period.
In connection with this acquisition, we incurred approximately $23.2 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, which are treated as an addition to goodwill for tax purposes. In addition, we recognized a decrease in deferred tax liability included in the net assets acquired of $7.6 million related to these expenditures. These costs were included in Other charges in our unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma total revenues	$1,193,975	$982,266	$2,425,361	$1,969,013
Pro Forma net earnings(1)	65,448	16,122	121,861	(843)
(1)Total pro forma adjustments to net earnings represented an increase of $4.1 million for the three months ended June 30, 2021, a decrease of $106.2 million for the six months ended June 30, 2021, and $71.7 million and $177.9 million for the three and six months ended June 30, 2020, respectively.
The amounts of revenue and earnings of Acima Holdings included in our Condensed Consolidated Statements of Operations from the acquisition date of February 17, 2021 are as follows:

(in thousands)	February 17, 2021 - June 30, 2021	February 17, 2020 - June 30, 2020
	(unaudited)	(unaudited)
Total revenues	$615,646	$441,959
Net earnings(1)	68,986	70,380
(1)Net Earnings for the period February 17, 2021 - June 30, 2021 includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$438,162	$463,841	$14,402	$—	$916,405
Merchandise sales	49,050	171,346	833	—	221,229
Installment sales	18,191	—	—	—	18,191
Other	431	93	20	491	1,035
Total store revenues	505,834	635,280	15,255	491	1,156,860
Franchise
Merchandise sales	—	—	—	29,616	29,616
Royalty income and fees	—	—	—	7,499	7,499
Total revenues	$505,834	$635,280	$15,255	$37,606	$1,193,975

	Six Months Ended June 30, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$867,463	$766,367	$28,109	$—	$1,661,939
Merchandise sales	126,428	325,976	1,618	—	454,022
Installment sales	35,964	—	—	—	35,964
Other	845	386	26	696	1,953
Total store revenues	1,030,700	1,092,729	29,753	696	2,153,878
Franchise
Merchandise sales	—	—	—	62,671	62,671
Royalty income and fees	—	—	—	14,208	14,208
Total revenues	$1,030,700	$1,092,729	$29,753	$77,575	$2,230,757

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2020
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

	Six Months Ended June 30, 2020
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At June 30, 2021 and December 31, 2020, we had $47.2 million and $45.8 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease, and Mexico locations is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. Rental merchandise in the recently acquired Acima Holdings is depreciated over the rental term using a straight-line depreciation method.

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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At June 30, 2021 and December 31, 2020, we had $3.0 million and $3.1 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consisted of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At both June 30, 2021 and December 31, 2020, we had $4.5 million and $4.7 million in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the six months ended June 30, 2021 and 2020 was $6.1 million and $5.6 million, respectively.
Trade and notes receivables consist of amounts due from our rental customers for renewal and uncollected rental payments; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Receivables consist of the following:

(In thousands)	June 30, 2021	December 31, 2020
Installment sales receivables	$62,309	$61,794
Trade and notes receivables	66,249	36,256
Total receivables	128,558	98,050
Less allowance for doubtful accounts	(7,763)	(8,047)
Total receivables, net of allowance for doubtful accounts	$120,795	$90,003
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
The allowance for our Franchising trade and notes receivables is determined by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Trade receivables that are more than 90 days past due are either written-off or fully reserved in our allowance for doubtful accounts. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
The allowance for doubtful accounts related to trade and notes receivable was $0.9 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts related to installment sales receivable was $6.9 million and $7.0 million at June 30, 2021 and December 31, 2020, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	June 30, 2021
Beginning allowance for doubtful accounts	$8,047
Bad debt expense (1)	6,058
Accounts written off, net of recoveries	(6,342)
Ending allowance for doubtful accounts	$7,763
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost included in Other store expenses(1)(2)	$34,690	$34,438	$68,826	$71,877
Operating lease cost included in Other charges(2)	78	191	244	960
Sublease receipts	(3,134)	(2,144)	(6,483)	(4,461)
Total operating lease charges	$31,634	$32,485	$62,587	$68,376
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $8.4 million and $16.9 million for the three and six months ended June 30, 2021 compared to $8.5 million and $17.4 million for the three and six months ended June 30, 2020.
Supplemental cash flow information related to leases:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in measurement of operating lease liabilities	$53,758	$57,639
Cash paid for short-term operating leases not included in operating lease liabilities	9,373	12,071
Right-of-use assets obtained in exchange for new operating lease liabilities	61,824	47,285
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	June 30, 2021	December 31, 2020
Weighted-average discount rate(1)	6.3%	6.8%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at June 30, 2021:

(In thousands)	Operating Leases
2021	$57,007
2022	97,059
2023	70,526
2024	52,213
2025	35,737
Thereafter	26,077
Total undiscounted operating lease liabilities	338,619
Less: Interest	(39,082)
Total present value of operating lease liabilities	$299,537
In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated approximately 500 store lease agreements in the second quarter of 2020 to obtain rent relief, in order to help offset the negative financial impacts of COVID-19. Lease amendments executed as a result of our renegotiations included near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.1 million. As of June 30, 2021, remaining unpaid deferred rent associated with these lease amendments was approximately $0.2 million, the majority of which will be repaid in 2021.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 6 - Income Taxes
The effective tax rate was 28.8% and 23.4% for the three and six months ended June 30, 2021, compared to 22.6% and 6.9% for the respective periods in 2020. The effective tax rate for the six months ended June 30, 2021 was impacted by the tax effect of the equity consideration included in the Aggregate Stock Consideration subject to vesting conditions, and discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the tax benefit of net operating loss carrybacks at a 35% tax rate, as a result of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020 (the “CARES Act”).
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
The amount outstanding under the Term Loan Facility was $872.8 million at June 30, 2021. We had no outstanding balance under our ABL Credit Facility at June 30, 2021 and borrowing capacity of $462.6 million.
Proceeds from the Term Loan Credit Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Credit Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Senior debt, net in our Condensed Consolidated Balance Sheet. Remaining debt issuance costs incurred of $4.9 million were expensed and recorded to Other charges in our Condensed Consolidated Statement of Operations. The original issue discount and capitalized debt issuance costs will be amortized as interest expense over the terms of the respective credit agreements. As of June 30, 2021, the total balance of unamortized debt issuance costs relating to our senior debt, including rollover debt issuance costs from our previous senior debt credit facilities of approximately $3.0 million, and original issue discount reported in the Condensed Consolidated Balance Sheet were $26.6 million and $4.2 million, respectively.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of June 30, 2021, we have issued letters of credit in the aggregate outstanding amount of $87.4 million primarily relating to workers compensation insurance claims.
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
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. Any voluntary prepayment of the Term Loan Facility made using proceeds from a substantially concurrent incurrence of indebtedness and in connection with a

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
repricing transaction prior to August 17, 2021 will be subject to a 1.00% prepayment premium, except that no such prepayment premium will be required in connection with a change of control or a transformative acquisition. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the Term Loan.
The Term Loan provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.
The Term Loan Facility was fully drawn at the closing of the Acima Holdings acquisition to fund a portion of the Aggregate Cash Consideration payable in the transaction, repay certain of our outstanding indebtedness and that of our subsidiaries, repay all outstanding indebtedness of Acima Holdings and its subsidiaries and pay certain fees and expenses incurred in connection with the transaction. A portion of such proceeds were used to repay $197.5 million outstanding under the prior term loan facility, dated as of August 5, 2019, among us, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Prior Term Loan Facility”).
ABL Credit Agreement
The ABL Credit Facility will mature on February 17, 2026. We may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by certain reserves.
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at June 30, 2021 was 1.875%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at June 30, 2021 was 0.375%. We paid $0.9 million of commitment fees during the second quarter of 2021.
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
The ABL Credit Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments.
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of June 30, 2021 was 1.72 to 1.00.
The documentation governing the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2021 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2021	$4,375	$—	$4,375
2022	8,750	—	8,750
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
Thereafter	833,437	—	833,437
Total senior debt	$872,812	$—	$872,812

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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2021 and December 31, 2020, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at June 30, 2021:

	June 30, 2021
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$480,375	$30,375
Note 10 - Other Charges
Acima Holdings Acquisition. As described in Note 2, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings was 8,096,595 of common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the six months ended June 30, 2021, we recognized approximately $50.3 million in stock compensation expense related to these restricted stock agreements.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the six months ended June 30, 2021, we recognized approximately $43.2 million in amortization expense and $5.3 million in incremental depreciation expense related to these assets.
Furthermore, during the six months ended June 30, 2021 we recognized approximately $17.1 million in transaction costs associated with the closing of the transaction, and approximately $3.9 million in post-acquisition integration costs, including $3.1 million in employee severance and $0.8 million in other integration costs, including reorganization advisory fees.
Activity with respect to Other charges for the six months ended June 30, 2021 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2020	Charges & Adjustments	Payments & Adjustments	Accrued Charges at June 30, 2021
Cash charges:
Acima Holdings transaction costs	$5,005	$17,111	$(21,654)	$462
Acima Holdings integration costs	—	3,932	(1,496)	2,436
Other cash charges(1)	344	297	(641)	—
Total cash charges	$5,349	21,340	$(23,791)	$2,898
Non-cash charges:
Depreciation and amortization of acquired assets(2)		48,492
Acima Holdings restricted stock agreements(3)		50,292
Legal settlement reserves		3,500
Asset impairments(4)		148
Total other charges		$123,772
(1) Represents employee severance, shutdown and holding expenses related to store closures.
(2) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings as described Note 2.
(3) Represents stock compensation expense recognized for six months ended June 30, 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition proceeds subject to vesting restrictions, as described in Note 2 and Note 12.
(4) Asset impairments primarily includes impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores for the six months ended June 30, 2021.

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
Segment information for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues
Rent-A-Center Business	$505,834	$459,192	$1,030,700	$914,157
Acima	635,280	191,243	1,092,729	407,370
Mexico	15,255	10,611	29,753	24,157
Franchising	37,606	22,700	77,575	40,001
Total revenues	$1,193,975	$683,746	$2,230,757	$1,385,685

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Gross profit
Rent-A-Center Business	$357,187	$316,047	$716,356	$633,605
Acima	211,404	71,391	345,654	159,706
Mexico	10,818	7,432	21,030	16,960
Franchising	8,063	4,662	14,955	9,439
Total gross profit	$587,472	$399,532	$1,097,995	$819,710

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating profit
Rent-A-Center Business	$126,487	$85,132	$247,764	$153,075
Acima	68,099	6,233	92,913	24,455
Mexico	2,420	1,052	4,374	2,019
Franchising	5,694	3,029	10,679	5,548
Total segments	202,700	95,446	355,730	185,097
Corporate	(96,181)	(41,811)	(179,165)	(82,587)
Total operating profit	$106,519	$53,635	$176,565	$102,510

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Depreciation and amortization
Rent-A-Center Business	$4,452	$4,876	$9,029	$9,833
Acima(1)	524	474	998	1,001
Mexico	119	95	239	188
Franchising	18	10	34	13
Total segments	5,113	5,455	10,300	11,035
Corporate(2)	8,453	8,893	16,659	18,226
Total depreciation and amortization	$13,566	$14,348	$26,959	$29,261
(1)Excludes amortization expense of approximately $29.2 million and $43.2 million for the three and six months ended June 30, 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition
(2)Excludes depreciation expense of approximately $4.0 million and $5.3 million for the three and six months ended June 30, 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Capital expenditures
Rent-A-Center Business	$8,308	$3,504	$14,565	$4,484
Acima	515	2	669	86
Mexico	190	52	266	89
Total segments	9,013	3,558	15,500	4,659
Corporate	5,000	2,041	9,901	10,091
Total capital expenditures	$14,013	$5,599	$25,401	$14,750

(in thousands)	June 30, 2021	December 31, 2020
On rent rental merchandise, net
Rent-A-Center Business	$449,243	$444,945
Acima	653,308	299,660
Mexico	19,506	18,281
Total on rent rental merchandise, net	$1,122,057	$762,886

(in thousands)	June 30, 2021	December 31, 2020
Held for rent rental merchandise, net
Rent-A-Center Business	$110,560	$136,219
Acima	1,047	2,228
Mexico	9,177	7,819
Total held for rent rental merchandise, net	$120,784	$146,266

(in thousands)	June 30, 2021	December 31, 2020
Assets by segment
Rent-A-Center Business	$969,617	$999,252
Acima	1,559,381	389,650
Mexico	41,106	42,278
Franchising	14,845	14,729
Total segments	2,584,949	1,445,909
Corporate	450,353	305,071
Total assets	$3,035,302	$1,750,980
Note 12 - Common Stock and Stock-Based Compensation
In early August 2021, our Board of Directors authorized a new stock repurchase program for up to $250 million, which supersedes our previous stock repurchase program. Under such program, the Company may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. The timing and exact amount of repurchases under the newly authorized repurchase program will be determined by the Company's management, and will be subject to our capital allocation strategy, market conditions and other factors. The Company is not obligated to acquire any shares under the new program, and the program may be suspended or discontinued at any time. Under our previous common stock repurchase programs, no shares were repurchased during the six months ended June 30, 2021, while 1,461,177 shares of our common stock were repurchased for an aggregate purchase price of $26.5 million during the six months ended June 30, 2020.
We recognized $5.1 million and $2.9 million in compensation expense related to stock awards issued under the Rent-A-Center 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended June 30, 2021 and 2020, and $9.4 million and $5.9 million during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, we granted approximately 97,000 stock options, 240,000 market-based performance units and 145,000 time-vesting units under the 2016 Plan. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 47.54% to 53.21%, a risk-free interest rate of 0.21% to 1.08%, an expected dividend yield of 2.15% to 3.24%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2021 was $44.84 and the weighted-average grant-date fair value was $14.94. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2020 was $98.49 and $60.54, respectively.
As described in Note 2, Aggregate Stock Consideration issued to the former owners of Acima Holdings included 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $34.4 million and $50.3 million in stock compensation expense related to these restricted stock agreements during the three and six months ended June 30, 2021, which was recorded to Other charges in our Condensed Consolidated Statements of Operations, as described in Note 10.
Note 13 - Contingencies
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our condensed consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation.
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
Acima Consumer Financial Protection Bureau investigation. Prior to the execution of the definitive agreement to acquire Acima Holdings, Acima Holdings received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) requesting certain information, documents and data relating to Acima Holding’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID is to determine whether Acima Holdings extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima Holdings complies with certain consumer financial protection laws. We are fully cooperating with the CFPB investigation. We completed our production of records in response to the initial requests of the CFPB at the end of March 2021. In July 2021, we received additional requests from the CFPB. We are currently in the process of responding to these additional requests. The CFPB has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation.
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima Holdings, the former owners of Acima Holdings have agreed to indemnify Rent-A-Center for certain losses arising after the consummation of the transaction with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima Holdings are limited to an indemnity holdback in the aggregate amount of $50 million, which was escrowed at the closing of the transaction, and will be Rent-A-Center’s sole recourse against the former owners of Acima Holdings with respect to all of the indemnifiable claims under the definitive transaction agreement. Other than with respect to any pending or unresolved claims for indemnification submitted by Rent-A-Center prior to such time, and subject to other limited exceptions, the escrowed amount will be released to the former owners of Acima Holdings as follows: (i) in respect of the CID, on the earlier of February 17, 2024 and the date on which a final determination is entered providing for a resolution of the matters regarding the CID and (ii) in respect of certain pre-closing taxes, on August 18, 2022, the first business day following the date that is 18 months after the closing date of the transaction.
There can be no assurance that the CID will be finally resolved prior to the release to the former owners of Acima Holdings of the escrowed funds reserved therefor, or that such escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima Holdings’ business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
California Attorney General. The California Attorney General (the “CAG”) issued an investigative subpoena in 2018 seeking information with respect to certain of our Acceptance Now business practices (now part of the Acima segment). Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The CAG’s allegations include those with respect to certain consumer fees, charges and communications in connection with our lease-to-own transactions. The CAG’s proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and changes to certain business practices. We are continuing to discuss resolution of the inquiry with the CAG. We are currently unable to predict the ultimate timing or outcome of the CAG investigation.
Massachusetts Attorney General. The Massachusetts Attorney General (the “MAG”) issued a civil investigative demand in 2018 seeking information with respect to certain of our business practices, including regarding account management and certain other business practices in connection with our lease-to-own transactions. Since receiving such demand, we have cooperated with the MAG in connection with its investigation. In June 2021, the MAG provided us with proposed settlement terms including a monetary payment, injunctive provisions regarding certain business practices and compliance requirements. We are continuing to cooperate with the MAG and to discuss resolution of the inquiry with the MAG. We are currently unable to predict the ultimate timing or outcome of the MAG investigation.
Note 14 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net earnings	$61,309	$38,493	$103,861	$87,785
Denominator:
Weighted-average shares outstanding(1)	58,295	53,800	57,271	54,287
Effect of dilutive stock awards(2)	9,525	1,424	9,787	1,401
Weighted-average dilutive shares	67,820	55,224	67,058	55,688

Basic earnings per common share	$1.05	$0.72	$1.81	$1.62
Diluted earnings per common share	$0.90	$0.70	$1.55	$1.58
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	112	145	112	145
Anti-dilutive performance share units	236	519	236	519
Anti-dilutive stock options	34	1,349	34	1,340
(1) Weighted-average shares outstanding for the six months ended June 30, 2021 includes approximately 2.6 million common shares issued in connection with the acquisition of Acima Holdings in February 2021. See Note 2 for additional information.
(2) Weighted-average dilutive shares outstanding for the six months ended June 30, 2021 includes approximately 8.1 million common shares issued in connection with the acquisition of Acima Holdings in February 2021, and subject to vesting conditions under restricted stock agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following the closing of our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our planned technologies and other enhancements to our lease-to-own solutions for consumers and retailers, our expectations, plans and strategy relating to our capital structure and capital allocation, other statements regarding our strategy and plans, and other statements that are not historical facts.
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
•increased competition from traditional competitors, virtual lease-to-own competitors, online retailers, Fintech companies and other competitors, including subprime lenders;
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
Our Business
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for a large portion of underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, durable products via small payments over time under a flexible lease-purchase agreement with no long-term debt obligation. Through our Rent-A-Center Business, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence. Our Acima business offers lease-to-own solutions through retailers in stores and online enabling such retailers to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “RCII.”
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
•using technology to support frictionless retailer onboarding with seamless integration to retailer platforms;
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
Recent Developments
Acima Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings and issued to the former owners of Acima an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”), with a value of $51.14 per share based on the closing price of our common stock on the date of closing, and paid to them aggregate cash consideration of $1,273.3 million (the “Aggregate Cash Consideration”). Under the terms of the definitive agreement, $50 million of the Aggregate Cash Consideration was placed into escrow at closing to cover certain potential tax and regulatory indemnification obligations of the former owners of Acima Holdings under the agreement. Although we currently believe the escrow holdback amount, which serves as our sole recourse of with respect to any indemnifiable claims, will be sufficient to cover any such potential tax and regulatory matters, there is no assurance that any actual payments by us with respect to such matters will not exceed the escrow holdback amount.
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
Dividends. On June 9, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.31 per share for the third quarter of 2021. The dividend was paid on July 13, 2021 to our common stockholders of record as of the close of business on June 22, 2021.
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
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States beginning in the latter half of March 2020 to contain the spread of COVID-19 or mitigate its effects, a significant number of Acima retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Acima locations, which operated within those stores. In addition, while the majority of our Rent-A-Center Business stores remained open, due to government orders in certain jurisdictions, beginning in mid-March 2020 we temporarily shut down operations at a small number of stores and approximately 24% of our stores were partially closed. Our partially closed locations operated with closed showrooms, conducting business only through e-commerce web orders and transitioned to a contactless curbside service model or to a ship-from-store model, to the extent permitted by local orders. Some franchise locations and stores in our Mexico operating segment were also temporarily closed or had restricted operations due to COVID-19. All locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations, temporarily or partially closed at the onset of the pandemic, were reopened in the second quarter of 2020. Despite the recent availability of COVID-19 vaccines, the number of COVID-19 cases has increased at various times throughout the first half of 2021 resulting in certain governmental authorities imposing or re-imposing certain restrictions on businesses. As of July 29, 2021, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations are providing full in-store services subject to local requirements for sanitization, social distancing, face masks and capacity limitations and, in Mexico, certain restrictions regarding hours of operation.
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
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2021 included in Part I, Item I of this Quarterly Report on Form 10-Q.

Overview
The following briefly summarizes certain of our financial information for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
During the first six months of 2021, consolidated revenues increased approximately $845.1 million, primarily due to the acquisition of Acima Holdings, in addition to an increase in same store sales in our Rent-A-Center Business. Operating profit increased approximately $74.1 million for the six months ended June 30, 2021, primarily due to the increased operating profit of the Rent-A-Center Business and Acima segments, partially offset by one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.
Revenues in our Rent-A-Center Business segment increased approximately $116.5 million for the six months ended June 30, 2021, primarily due to an increase in same store sales revenue driven by growth in e-commerce sales, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020 which are no longer reflected in the Rent-A-Center Business segment revenues. Operating profit increased $94.7 million for the six months ended June 30, 2021, driven primarily by increased operating leverage as a result of higher revenues and lower operating expenses.
The Acima segment revenues increased approximately $685.4 million for the six months ended June 30, 2021, driven primarily by the acquisition of Acima Holdings. Operating profit increased approximately $68.5 million for the six months ended June 30, 2021, driven by higher revenue due to the acquisition of Acima Holdings and stronger lease performance, partially offset by depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.
The Mexico segment revenues increased by 23.2% for the six months ended June 30, 2021, driving an increase in gross profit of 24.0%, or $4.1 million. Operating profit increased $2.4 million for the six months ended June 30, 2021.
Revenues for the Franchising segment increased $37.6 million for the six months ended June 30, 2021, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during 2020 and higher inventory purchases by franchisees. Operating profit increased $5.1 million for the six months ended June 30, 2021.
Cash flow from operations was $250.5 million for the six months ended June 30, 2021. As of June 30, 2021, we held $145.1 million of cash and cash equivalents and outstanding indebtedness of $1.32 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Store
Rentals and fees	$916,405	$534,737	$381,668	71.4%	$1,661,939	$1,102,737	$559,202	50.7%
Merchandise sales	221,229	108,080	113,149	104.7%	454,022	209,460	244,562	116.8%
Installment sales	18,191	17,643	548	3.1%	35,964	32,390	3,574	11.0%
Other	1,035	775	260	33.5%	1,953	1,497	456	30.5%
Total store revenue	1,156,860	661,235	495,625	75.0%	2,153,878	1,346,084	807,794	60.0%
Franchise
Merchandise sales	29,616	18,047	11,569	64.1%	62,671	30,484	32,187	105.6%
Royalty income and fees	7,499	4,464	3,035	68.0%	14,208	9,117	5,091	55.8%
Total revenues	1,193,975	683,746	510,229	74.6%	2,230,757	1,385,685	845,072	61.0%
Cost of revenues
Store
Cost of rentals and fees	320,873	157,124	163,749	104.2%	567,908	322,579	245,329	76.1%
Cost of merchandise sold	249,853	102,960	146,893	142.7%	489,959	201,717	288,242	142.9%
Cost of installment sales	6,234	6,092	142	2.3%	12,275	11,117	1,158	10.4%
Total cost of store revenues	576,960	266,176	310,784	116.8%	1,070,142	535,413	534,729	99.9%
Franchise cost of merchandise sold	29,543	18,038	11,505	63.8%	62,620	30,562	32,058	104.9%
Total cost of revenues	606,503	284,214	322,289	113.4%	1,132,762	565,975	566,787	100.1%
Gross profit	587,472	399,532	187,940	47.0%	1,097,995	819,710	278,285	33.9%
Operating expenses
Store expenses
Labor	159,337	129,929	29,408	22.6%	316,044	283,723	32,321	11.4%
Other store expenses	181,012	160,756	20,256	12.6%	351,145	322,474	28,671	8.9%
General and administrative expenses	54,385	32,943	21,442	65.1%	103,510	72,118	31,392	43.5%
Depreciation and amortization	13,566	14,348	(782)	(5.5)%	26,959	29,261	(2,302)	(7.9)%
Other charges	72,653	7,921	64,732	817.2%	123,772	9,624	114,148	1,186.1%
Total operating expenses	480,953	345,897	135,056	39.0%	921,430	717,200	204,230	28.5%
Operating profit	106,519	53,635	52,884	98.6%	176,565	102,510	74,055	72.2%
Debt refinancing charges	—	—	—	—%	8,743	—	8,743	100.0%
Interest, net	20,391	3,896	16,495	423.4%	32,307	8,199	24,108	294.0%
Earnings before income taxes	86,128	49,739	36,389	73.2%	135,515	94,311	41,204	43.7%
Income tax expense	24,819	11,246	13,573	120.7%	31,654	6,526	25,128	385.0%
Net earnings	$61,309	$38,493	$22,816	59.3%	$103,861	$87,785	$16,076	18.3%
Three Months Ended June 30, 2021, compared to Three Months Ended June 30, 2020
Store Revenue. Total store revenue increased by $495.7 million, or 75.0%, to $1,156.9 million for the three months ended June 30, 2021, from $661.2 million for the three months ended June 30, 2020. This increase was primarily due to increases of approximately $444.0 million and $46.6 million in revenues in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2021, increased by $163.8 million, or 104.2%, to $320.9 million as compared to $157.1 million in 2020. This increase in cost of rentals and fees was primarily attributable to increases of $149.2 million and $13.5 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 35.0% for the three months ended June 30, 2021, as compared to 29.4% in 2020.
Cost of Merchandise Sold. Cost of merchandise sold increased by $146.9 million, or 142.7%, to $249.9 million for the three months ended June 30, 2021, from $103.0 million in 2020, primarily attributable to an increase of $154.8 million in the Acima segment, partially offset by a decrease of $8.2 million in the Rent-A-Center Business segment as discussed further in the section “Segment Performance” below. The gross margin percent of merchandise sales decreased to (12.9)% for the three months ended June 30, 2021, from 4.7% in 2020.
Gross Profit. Gross profit increased by $188.0 million, or 47.0%, to $587.5 million for the three months ended June 30, 2021, from $399.5 million in 2020, due primarily to increases of $140.0 million and $41.1 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 49.2% for the three months ended June 30, 2021, as compared to 58.4% in 2020.
Store Labor. Store labor increased by $29.4 million, or 22.6%, to $159.3 million, for the three months ended June 30, 2021, as compared to $129.9 million in 2020, primarily due to increases of $17.5 million and $10.8 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 13.8% for the three months ended June 30, 2021, as compared to 19.6% in 2020.
Other Store Expenses. Other store expenses increased by $20.2 million, or 12.6%, to $181.0 million for the three months ended June 30, 2021, as compared to $160.8 million in 2020, primarily due to an increase of $28.4 million in the Acima segment, partially offset by a decrease of $9.4 million in the Rent-A-Center Business segment, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 15.6% for the three months ended June 30, 2021, compared to 24.3% in 2020.
General and Administrative Expenses. General and administrative expenses increased by $21.5 million, or 65.1%, to $54.4 million for the three months ended June 30, 2021, as compared to $32.9 million in 2020, primarily due to higher labor overhead as a result of the acquisition of Acima Holdings and higher incentive compensation in 2021, combined with the impact of cost savings initiatives implemented in response to COVID-19 in 2020. General and administrative expenses expressed as a percentage of total revenue were 4.6% for the three months ended June 30, 2021, compared to 4.8% in 2020.
Other Charges. Other charges increased by $64.8 million, to $72.7 million for the three months ended June 30, 2021, as compared to $7.9 million in 2020. Other charges for the three months ended June 30, 2021 primarily included stock compensation expense related to equity consideration subject to vesting conditions, depreciation and amortization of acquired software and intangible assets, and other one-time transaction and integration costs related to the acquisition of Acima Holdings. Other charges for the three months ended June 30, 2020 primarily related to legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage related to social unrest, employee payroll and incremental sanitation costs in connection with COVID-19, and store closures impacts, partially offset by rent abatements and insurance proceeds
Operating Profit. Operating profit increased by $52.9 million, to $106.5 million for the three months ended June 30, 2021, as compared to $53.6 million in 2020, primarily due to the increase in gross profit, partially offset by increases in general and administrative expenses and other charges, as described above. Operating profit expressed as a percentage of total revenue was 8.9% for the three months ended June 30, 2021, compared to 7.8% in 2020.
Income Tax Expense. Income tax expense for the three months ended June 30, 2021 was $24.8 million, as compared to $11.2 million in 2020. The effective tax rate was 28.8% for the three months ended June 30, 2021, compared to 22.6% in 2020.
Six Months Ended June 30, 2021, compared to Six Months Ended June 30, 2020
Store Revenue. Total store revenue increased by $807.8 million, or 60.0%, to $2,153.9 million for the six months ended June 30, 2021, from $1,346.1 million for the six months ended June 30, 2020. This increase was primarily due to increases of approximately $685.4 million and $116.5 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2021, increased by $245.3 million, or 76.1%, to $567.9 million as compared to $322.6 million in 2020. This increase in cost of rentals and fees was primarily attributable to increases of $220.7 million and $23.5 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 34.2% for the six months ended June 30, 2021 as compared to 29.3% in 2020.
Cost of Merchandise Sold. Cost of merchandise sold increased by $288.3 million, or 142.9%, to $490.0 million for the six months ended June 30, 2021, from $201.7 million in 2020, primarily attributable to increases of $278.7 million and $9.2 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. The gross margin percent of merchandise sales decreased to (7.9)% for the six months ended June 30, 2021, from 3.7% in 2020.
Gross Profit. Gross profit increased by $278.3 million, or 33.9%, to $1,098.0 million for the six months ended June 30, 2021, from $819.7 million in 2020, due primarily to increases of $185.9 million and $82.8 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. Gross profit as a percentage of total revenue decreased to 49.2% for the six months ended June 30, 2021, as compared to 59.2% in 2020.
Store Labor. Store labor increased by $32.3 million, or 11.4%, to $316.0 million, for the six months ended June 30, 2021, as compared to $283.7 million in 2020, primarily attributable to increases of $20.6 million and $10.6 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section "Segment Performance" below. Store labor expressed as a percentage of total store revenue was 14.7% for the six months ended June 30, 2021, as compared to 21.1% in 2020.
Other Store Expenses. Other store expenses increased by $28.6 million, to $351.1 million for the six months ended June 30, 2021, as compared to $322.5 million in 2020, primarily attributable to an increase of $46.4 million in the Acima segment, partially offset by a decrease of $19.4 million in the Rent-A-Center Business segment, as discussed further in the section "Segment Performance" below. Other store expenses expressed as a percentage of total store revenue were 16.3% for the six months ended June 30, 2021, compared to 24.0% in 2020.
General and Administrative Expenses. General and administrative expenses increased by $31.4 million, or 43.5%, to $103.5 million for the six months ended June 30, 2021, as compared to $72.1 million in 2020, primarily due to higher labor overhead as a result of the acquisition of Acima Holdings and higher incentive compensation in 2021, combined with the impact of cost savings initiatives implemented in response to COVID-19 in 2020. General and administrative expenses expressed as a percentage of total revenue were 4.6% for the six months ended June 30, 2021, compared to 5.2% in 2020.
Other Charges. Other charges increased by $114.2 million, to $123.8 million for the six months ended June 30, 2021, as compared to $9.6 million in 2020. Other charges for the six months ended June 30, 2021 primarily included stock compensation expense related to equity consideration subject to vesting conditions, depreciation and amortization of acquired software and intangible assets, and one-time transaction and integration costs related to the acquisition of Acima Holdings. Other gains and charges for the six months ended June 30, 2020 primarily related to legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage and looting related to social unrest, employee payroll and sanitation costs in connection with COVID-19, and store closure impacts, partially offset by rent abatements and insurance proceeds.
Operating Profit. Operating profit increased by $74.1 million, to $176.6 million for the six months ended June 30, 2021, as compared to $102.5 million in 2020, primarily due to the increase in gross profit, partially offset by increases in general and administrative expenses and other charges, as described above. Operating profit expressed as a percentage of total revenue was 7.9% for the six months ended June 30, 2021, compared to 7.4% in 2020.
Income Tax Expense. Income tax expense for the six months ended June 30, 2021 was $31.7 million, as compared to $6.5 million in 2020. The effective tax rate was 23.4% for the six months ended June 30, 2021, compared to 6.9% in 2020. The increase in the effective tax rate is primarily related to the tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in 2020 in response to COVID-19.

Segment Performance
Rent-A-Center Business segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$505,834	$459,192	$46,642	10.2%	$1,030,700	$914,157	$116,543	12.7%
Gross profit	357,187	316,047	41,140	13.0%	716,356	633,605	82,751	13.1%
Operating profit	126,487	85,132	41,355	48.6%	247,764	153,075	94,689	61.9%
Change in same store revenue				16.6%				20.0%
Stores in same store revenue calculation(1)				1,509				1,509
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
Revenues. The increase in revenue for the three and six months ended June 30, 2021, as compared to 2020, was primarily due to an increase in same store sales revenue driven by growth in e-commerce sales, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020.
Gross Profit. Gross profit increased for the three and six months ended June 30, 2021, as compared to 2020, driven primarily by increased segment revenue as discussed above. Gross profit as a percentage of segment revenues was 70.6% and 69.5% for the three and six months ended June 30, 2021, as compared to 68.8% and 69.3% for the corresponding period in 2020.
Operating Profit. Operating profit as a percentage of segment revenues was 25.0% and 24.0% for the three and six months ended June 30, 2021, compared to 18.5% and 16.7% for the respective periods in 2020. The increase in operating profit for the three and six months ended June 30, 2021, as compared to 2020 was driven primarily by increased operating leverage as a result of higher revenues and lower operating expenses, including lower merchandise losses. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 2.6% and 2.8% for the three and six months ended June 30, 2021, compared to 3.7% and 3.8% for the respective periods in 2020. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.5% and 1.4% for the three and six months ended June 30, 2021, compared to 1.7% and 1.4% for the respective periods in 2020. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$635,280	$191,243	$444,037	232.2%	$1,092,729	$407,370	$685,359	168.2%
Gross profit	211,404	71,391	140,013	196.1%	345,654	159,706	185,948	116.4%
Operating profit	68,099	6,233	61,866	992.6%	92,913	24,455	68,458	279.9%
Revenues. The increase in revenue for the three and six months ended June 30, 2021 compared to 2020, was driven primarily by the acquisition of Acima Holdings.
Gross Profit. Gross profit increased for the three and six months ended June 30, 2021, compared to 2020, driven by higher revenue, discussed above, partially offset by lower gross profit margin due to higher mix of rental agreements generated from our virtual business model primarily related to the recent acquisition of Acima Holdings. Gross profit as a percentage of segment revenues decreased to 33.3% and 31.6% for the three and six months ended June 30, 2021, compared to 37.3% and 39.2% for the respective periods in 2020.
Operating Profit. Operating profit increased for the three and six months ended June 30, 2021, as compared to 2020, primarily driven by higher revenue due to the Acima Holdings acquisition and stronger lease performance. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.7% for both the three and six months ended June 30, 2021, compared to 18.4% and 15.1% for the respective periods in 2020. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.1% and 0.2%

for the six months ended June 30, 2021, compared to 0.3% in both of the respective periods in 2020. Operating profit as a percentage of segment revenues increased to 10.7% and 8.5% for the three and six months ended June 30, 2021, compared to 3.3% and 6.0% for the respective periods in 2020.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$15,255	$10,611	$4,644	43.8%	$29,753	$24,157	$5,596	23.2%
Gross profit	10,818	7,432	3,386	45.6%	21,030	16,960	4,070	24.0%
Operating profit	2,420	1,052	1,368	130.0%	4,374	2,019	2,355	116.6%
Change in same store revenue				21.6%				15.4%
Stores in same store revenue calculation(1)				112				112
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
Revenues. Exchange rate fluctuations resulted in positive impacts on revenues of approximately $2.1 million and $1.6 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020. On a constant currency basis, revenues for the three and six months ended June 30, 2021 increased approximately $2.6 million and $4.0 million, compared to the same periods in 2020.
Gross Profit. Exchange rate fluctuations resulted in positive impacts on gross profit of approximately $1.5 million and $1.1 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020. On a constant currency basis, gross profit for the three and six months ended June 30, 2021 increased by approximately $1.9 million and $2.9 million as compared to the same periods in 2020. Gross profit as a percentage of segment revenues was 70.9% and 70.7% for the three and six months ended June 30, 2021, compared to 70.0% and 70.2% for the respective periods in 2020.
Operating Profit. Exchange rate fluctuations resulted in positive impacts to operating profit of approximately $0.3 million and $0.2 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020. On a constant currency basis, operating profit for the three and six months ended June 30, 2021 increased by approximately $1.0 million and $2.2 million, respectively, as compared to the same periods in 2020. Operating profit as a percentage of segment revenues increased to 15.9% and 14.7% for the three and six months ended June 30, 2021, compared to 9.9% and 8.4% for the respective periods in 2020.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$37,606	$22,700	$14,906	65.7%	$77,575	$40,001	$37,574	93.9%
Gross profit	8,063	4,662	3,401	73.0%	14,955	9,439	5,516	58.4%
Operating profit	5,694	3,029	2,665	88.0%	10,679	5,548	5,131	92.5%
Revenues. Revenues increased for the three and six months ended June 30, 2021 compared to the respective periods in 2020, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during 2020 and higher inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues was 21.4% and 19.3% for the three and six months ended June 30, 2021, compared to 20.5% and 23.6% for the respective periods in 2020. The increase for the three months ended June 30, 2021 was primarily due to a higher percentage of royalty income and fees included in revenues, compared to the respective period in 2020. Conversely the decrease for the six months ended June 30, 2021, was primarily due to a lower percentage of royalty income and fees included in the revenues, compared to the respective period in 2020.
Operating Profit. Operating profit as a percentage of segment revenues was 15.1% and 13.8%, for the three and six months ended June 30, 2021 compared to 13.3% and 13.9% for the respective periods in 2020. The increase for the three months ended June 30, 2021 compared to the respective period in 2020 was primarily due to the increase in gross profit as a percentage of segment revenues described above. Conversely, the decrease for the six months ended June 30, 2021, compared to the respective period in 2020 was primarily due to the decrease in gross profit as a percentage of segment revenues described above, in addition to an increase in operating expenses compared to the respective period in 2020.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2021, we generated $250.5 million in operating cash flow. We used cash in the amount of $1,273.5 million for acquisitions, $46.1 million for debt issuance costs, $35.1 million for dividends, and $25.4 million for capital expenditures. We ended the second quarter of 2021 with $145.1 million of cash and cash equivalents and outstanding indebtedness of $1.32 billion.
Analysis of Cash Flow. Cash provided by operating activities decreased by $4.2 million to $250.5 million for the six months ended June 30, 2021, from $254.7 million in 2020, primarily due to an increase in inventory purchases, in addition to cost savings initiatives implemented by the Company in response to COVID-19 and benefits from the CARES Act in 2020.
Cash used in investing activities was $1,298.9 million for the six months ended June 30, 2021, compared to $14.4 million in 2020, a change of $1,284.5 million, primarily due to the Acima Holdings acquisition in February 2021.
Cash provided by (used in) financing activities was $1,033.9 million for the six months ended June 30, 2021, compared to $(102.7) in 2020, representing a change of $1,136.6 million, primarily due to an increase in debt proceeds of $1,292.0 million during the six months ended June 30, 2021 to fund the Acima Holdings acquisition in February 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next 12 months. At July 29, 2021, we had approximately $138.1 million in cash on hand, and $462.6 million available under our ABL Credit Facility.
We deferred approximately $23 million in employer payroll taxes to future periods as part of the benefits received from the CARES Act passed by the U.S. Federal government in response to COVID-19. We expect to repay approximately $12 million in deferred employer taxes during the second half of 2021.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Customer stolen merchandise (1)	$69,088	$54,519	$125,676	$101,429
Other merchandise losses (2)	8,086	8,153	16,760	14,244
Total merchandise losses	$77,174	$62,672	$142,436	$115,673
(1)Includes incremental losses related to COVID-19
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $25.4 million and $14.8 million on capital expenditures during the six months ended June 30, 2021 and 2020, respectively.
Acquisitions and New Location Openings. During the first six months of 2021, we acquired one rent-to-own store location and customer accounts for an aggregate purchase price of approximately $0.3 million. The store location remained open upon acquisition as part of our Rent-A-Center Business segment.

The table below summarizes the store location activity for the six-month period ended June 30, 2021 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,845	121	462	2,428
New location openings	—	—	3	3
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(5)	—	—	(5)
Sold or closed with no surviving location	—	—	(3)	(3)
Locations at end of period	1,841	121	461	2,423
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
At July 29, 2021, we had outstanding borrowings of $872.8 million and available commitments of $462.6 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of June 30, 2021, our total remaining obligation for existing store lease contracts was approximately $337.9 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring 12 months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheet. As of June 30, 2021, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $1.9 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. As of June 30, 2021, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $0.7 million.
See Note 5 of our consolidated financial statements for additional discussion of our store operating leases.
Uncertain Tax Position. As of June 30, 2021, we have recorded $21.9 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of June 30, 2021, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of June 30, 2021, we had $872.8 million outstanding under our term loan credit agreement at an interest rate indexed to the Eurodollar rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2021, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.8 million annualized pre-tax charge or credit to interest expense in our consolidated statement of operations. We have not entered into any interest rate swap agreements as of June 30, 2021.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure control and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2021, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. In February 2021, we acquired Acima Holdings. We are currently in the process of integrating Acima Holdings into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2021 excludes an assessment of the internal control over financial reporting of Acima Holdings. Acima Holdings represents approximately 34% and 28% of the Company's total revenues for the three and six months ended June 30, 2021, respectively.
For the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please reference Note 13 in the Notes to our Financial Statements for additional discussion of our legal proceedings.
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

3.2
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.3
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated June 8, 2021 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

3.4
Certificate of Designations of Series D Preferred Stock of Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017)

3.5	Amended and Restated Bylaws of Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 1, 2020)

10.1	Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.2
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.3
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.4
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.5
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Deferred Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

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
Date: August 5, 2021