Form 10-Q
period 2021-09-30
RENT A CENTER INC DE
filed 2021-11-05
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2021:

Class	Outstanding
Common stock, $.01 par value	66,140,238

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except per share data)
Revenues
Store
Rentals and fees	$930,849	$579,573	$2,592,788	$1,682,310
Merchandise sales	192,016	91,233	646,038	300,693
Installment sales	17,028	16,580	52,992	48,970
Other	1,082	844	3,035	2,341
Total store revenues	1,140,975	688,230	3,294,853	2,034,314
Franchise
Merchandise sales	33,671	19,069	96,342	49,553
Royalty income and fees	6,622	4,716	20,830	13,833
Total revenues	1,181,268	712,015	3,412,025	2,097,700
Cost of revenues
Store
Cost of rentals and fees	344,623	167,027	912,531	489,606
Cost of merchandise sold	228,024	95,177	717,983	296,894
Cost of installment sales	6,291	5,713	18,566	16,830
Total cost of store revenues	578,938	267,917	1,649,080	803,330
Franchise cost of merchandise sold	33,570	19,070	96,190	49,632
Total cost of revenues	612,508	286,987	1,745,270	852,962
Gross profit	568,760	425,028	1,666,755	1,244,738
Operating expenses
Store expenses
Labor	163,945	150,493	479,989	434,216
Other store expenses	189,553	140,818	540,698	463,292
General and administrative expenses	45,958	41,576	149,468	113,694
Depreciation and amortization	13,835	13,810	40,794	43,071
Other charges (gains)	88,323	(1,856)	212,095	7,768
Total operating expenses	501,614	344,841	1,423,044	1,062,041
Operating profit	67,146	80,187	243,711	182,697
Debt refinancing charges	6,839	—	15,582	—
Interest expense	19,742	3,350	52,167	11,958
Interest income	(30)	(152)	(148)	(561)
Earnings before income taxes	40,595	76,989	176,110	171,300
Income tax expense	19,328	12,959	50,982	19,485
Net earnings	$21,267	$64,030	$125,128	$151,815
Basic earnings per common share	$0.36	$1.19	$2.17	$2.80
Diluted earnings per common share	$0.31	$1.15	$1.85	$2.73
Cash dividends declared per common share	$0.31	$0.29	$0.93	$0.87
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands)
Net earnings	$21,267	$64,030	$125,128	$151,815
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(251) and $162, $(240) and $(872) for the three and nine months ended September 30, 2021 and 2020, respectively	(944)	609	(901)	(3,280)
Total other comprehensive (loss) income	(944)	609	(901)	(3,280)
Comprehensive income	$20,323	$64,639	$124,227	$148,535
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$158,830	$159,449
Receivables, net of allowance for doubtful accounts of $7,964 and $8,047 in 2021 and 2020, respectively	131,930	90,003
Prepaid expenses and other assets	51,480	50,006
Rental merchandise, net
On rent	1,121,038	762,886
Held for rent	147,755	146,266
Merchandise held for installment sale	7,134	5,439
Property assets, net of accumulated depreciation of $542,328 and $505,074 in 2021 and 2020, respectively	309,316	141,641
Operating lease right-of-use assets	298,263	283,422
Deferred tax asset	41,042	33,782
Goodwill	332,210	70,217
Other intangible assets, net	454,672	7,869
Total assets	$3,053,670	$1,750,980
LIABILITIES
Accounts payable – trade	$150,232	$186,063
Accrued liabilities	360,573	320,583
Operating lease liabilities	300,410	285,354
Deferred tax liability	106,819	176,410
Senior debt, net	846,060	190,490
Senior notes, net	435,497	—
Total liabilities	2,199,591	1,158,900
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 124,375,880 and 112,180,517 shares issued in 2021 and 2020, respectively	1,141	1,105
Additional paid-in capital	1,106,425	886,902
Retained earnings	1,154,386	1,091,010
Treasury stock at cost, 58,227,367 and 57,891,859 shares in 2021 and 2020, respectively	(1,395,576)	(1,375,541)
Accumulated other comprehensive loss	(12,297)	(11,396)
Total stockholders' equity	854,079	592,080
Total liabilities and stockholders' equity	$3,053,670	$1,750,980
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(In thousands)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	42,552	—	—	42,552
Other comprehensive loss	—	—	—	—	—	(853)	(853)
Exercise of stock options	330	3	8,941	—	—	—	8,944
Vesting of restricted share units, net of shares withheld for employee taxes(1)	902	7	(20,910)	—	—	—	(20,903)
Stock-based compensation	—	—	20,148	—	—	—	20,148
Dividends declared	—	—	—	(20,722)	—	—	(20,722)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at March 31, 2021	124,193	1,142	1,015,995	1,112,840	(1,375,541)	(12,249)	742,187
Net earnings	—	—	—	61,309	—	—	61,309
Other comprehensive income	—	—	—	—	—	896	896
Exercise of stock options	96	1	1,681	—	—	—	1,682
Vesting of restricted share units, net of shares withheld for employee taxes	58	1	—	—	—	—	1
Stock-based compensation	—	—	39,566	—	—	—	39,566
Dividends declared	—	—	—	(20,477)	—	—	(20,477)
Balance at June 30, 2021	124,347	1,144	1,057,242	1,153,672	(1,375,541)	(11,353)	825,164
Net earnings	—	—	—	21,267	—	—	21,267
Other comprehensive loss	—	—	—	—	—	(944)	(944)
Purchase of treasury stock	—	(4)	—	—	(20,035)	—	(20,039)
Exercise of stock options	29	1	741	—	—	—	742
Stock-based compensation	—	—	48,442	—	—	—	48,442
Dividends declared	—	—	—	(20,553)	—	—	(20,553)
Balance at September 30, 2021	124,376	$1,141	$1,106,425	$1,154,386	$(1,395,576)	$(12,297)	$854,079
(1)Includes shares released from escrow related to the 2019 Merchant's Preferred acquisition.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
(In thousands)
Cash flows from operating activities
Net earnings	$125,128	$151,815
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	880,341	471,530
Bad debt expense	9,825	10,959
Stock-based compensation expense	108,156	8,889
Depreciation of property assets	49,335	42,268
Loss on sale or disposal of property assets	318	1,067
Amortization of intangibles	73,228	810
Amortization of financing fees	4,178	1,186
Write-off of debt financing fees	9,926	—
Deferred income taxes	32,752	4,383
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(900,921)	(435,722)
Receivables	(21,286)	(2,465)
Prepaid expenses and other assets	(721)	5,871
Operating lease right-of-use assets and lease liabilities	(339)	(536)
Accounts payable – trade	(51,853)	8,184
Accrued liabilities	8,137	27,987
Net cash provided by operating activities	326,204	296,226
Cash flows from investing activities
Purchase of property assets	(45,876)	(22,557)
Proceeds from sale of property assets	3	196
Hurricane insurance recovery proceeds	—	158
Acquisitions of businesses	(1,273,542)	(700)
Net cash used in investing activities	(1,319,415)	(22,903)
Cash flows from financing activities
Share repurchases	(20,035)	(26,572)
Exercise of stock options	11,368	5,737
Shares withheld for payment of employee tax withholdings	(20,903)	(5,270)
Debt issuance costs	(47,622)	—
Proceeds from debt	1,490,000	198,000
Repayments of debt	(366,875)	(239,500)
Dividends paid	(53,182)	(47,329)
Net cash provided by (used in) financing activities	992,751	(114,934)
Effect of exchange rate changes on cash	(159)	(1,485)
Net (decrease) increase in cash and cash equivalents	(619)	156,904
Cash and cash equivalents at beginning of period	159,449	70,494
Cash and cash equivalents at end of period	$158,830	$227,398
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Principles of Consolidation and Nature of Operations
These financial statements included herein include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to the “Company”, “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Acima (formerly Preferred Lease), Mexico, and Franchising.
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
Newly Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 beginning January 1, 2021 using a prospective approach. Impacts to our financial statements for the nine months ended September 30, 2021 resulting from the adoption of this ASU were immaterial.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2 - Acquisitions and Divestitures
On December 20, 2020, we entered into the Merger Agreement (the “Merger”) with Radalta, LLC, a Utah limited liability company and wholly owned subsidiary of the company, Acima (“Acima Holdings”), and Aaron Allred, solely in his capacity as the representative of the former owners of Acima Holdings, providing for the merger of Radalta, LLC with and into Acima Holdings, with Acima Holdings surviving the Merger as a wholly owned subsidiary of the Company for total estimated consideration of $1.65 billion, including cash consideration of approximately $1.3 billion and approximately 10.8 million shares with an estimated value of approximately $377 million. On February 17, 2021, we completed the acquisition of the membership interest of Acima Holdings, LLC. Acima Holdings is a leading platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
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
The remaining 8,096,595 common shares included in the Aggregate Stock Consideration subject to restricted stock agreements and 36-month vesting conditions were valued at $414.1 million, as of the date of closing. These shares have been excluded from the aggregate purchase price and instead are being recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to Other charges (gains) in our unaudited Condensed Consolidated Statements of Operations. However, for tax purposes the value of Aggregate Stock Consideration subject to restricted stock agreements is treated as goodwill. In addition, the total value of the common shares subject to restricted stock agreements noted above, resulted in a decrease in the deferred tax liability included in the net assets acquired of approximately $103.5 million based on the fair value of the shares, as of the date of closing, multiplied by the blended federal and state statutory rate of approximately 24%, as included in the below net assets acquired table.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	February 17, 2021
Aggregate cash consideration	$1,273,263
Aggregate stock consideration, subject to lockup agreements	120,929
Total Purchase price	$1,394,192
ASSETS ACQUIRED
Receivables, net(1)	$30,465
Prepaid expenses and other assets	699
Rental merchandise
On rent	340,575
Property assets	171,455
Operating lease right-of-use assets	9,136
Goodwill	261,981
Other intangible assets	520,000
Total assets acquired	$1,334,311
LIABILITIES ASSUMED
Accounts payable - trade	16,023
Accrued liabilities	23,677
Operating lease liabilities	9,689
Deferred income taxes	(109,270)
Total liabilities assumed	(59,881)
Total equity value	$1,394,192
(1) Includes gross contractual receivables of $65.2 million related to merchandise lease contracts, of which $35.5 million were estimated to be uncollectible.
Carrying value for assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, rental merchandise, accounts payable and accrued liabilities were recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC Topic 842, “Leases”. The fair value measurements for acquired intangible assets and developed technology were primarily based on significant unobservable inputs (level 3) developed using company-specific information. Certain fair value estimates were determined based on an independent valuation of the net assets acquired, including $520 million of identifiable intangible assets with an estimated weighted average useful life of 8 years, as follows:

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
In addition, we recorded goodwill of $262.0 million in our Acima operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired and assembled workforce of $10 million. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our retail partner business from the acquisition of Acima Holdings. The total value of goodwill for tax purposes, including our recorded goodwill, plus the value of Aggregate Stock Consideration subject to restricted stock agreements described above, and acquisition-related expenses described below, is fully deductible and will be amortized over 15 years.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Acima Holdings results of operations are reflected in our unaudited condensed consolidated statements of operations from the date of acquisition.
In the third quarter of 2021, we recorded an adjustment to the fair value of rental merchandise increasing the value of the acquired assets by approximately $15.5 million with a corresponding decrease to goodwill. The recorded adjustment was based on further assessment of the carrying value of the assets and corresponding evaluation of related (Level 2) market inputs. In connection with the adjustment to increase the value of acquired rental merchandise we recorded a corresponding adjustment to increase rental merchandise depreciation by approximately $9.0 million, representing the period from the date of acquisition through September 30, 2021. The adjustment to rental merchandise depreciation is reflected in cost of rentals and fees in our condensed consolidated statement of operations. We believe the fair value measurements for acquired assets and liabilities is complete as of September 30, 2021, and we do not expect any additional adjustments to the purchase price allocation within the measurement period.
In connection with this acquisition, we incurred approximately $23.4 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, which are treated as an addition to goodwill for tax purposes. In addition, we recognized a decrease in deferred tax liability included in the net assets acquired of $7.6 million related to these expenditures. These costs were included in Other charges (gains) in our unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma total revenues	$1,181,268	$1,042,799	$3,606,629	$3,011,812
Pro Forma net earnings(1)	36,320	32,004	158,181	31,160
(1)Total pro forma adjustments to net earnings represented increases of $15.0 million and $5.9 million for the three and nine months ended September 30, 2021, and decreases of $98.9 million and $276.9 million for the three and nine months ended September 30, 2020, respectively.
The amounts of revenue and earnings of Acima Holdings included in our Condensed Consolidated Statements of Operations from the acquisition date of February 17, 2021 are as follows:

(in thousands)	February 17, 2021 - September 30, 2021	February 17, 2020 - September 30, 2020
	(unaudited)	(unaudited)
Total revenues	$1,042,966	$772,743
Net earnings(1)	102,063	137,276
(1)Net Earnings for the period February 17, 2021 - September 30, 2021 includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$446,049	$469,692	$15,108	$—	$930,849
Merchandise sales	37,515	153,725	776	—	192,016
Installment sales	17,028	—	—	—	17,028
Other	394	28	33	627	1,082
Total store revenues	500,986	623,445	15,917	627	1,140,975
Franchise
Merchandise sales	—	—	—	33,671	33,671
Royalty income and fees	—	—	—	6,622	6,622
Total revenues	$500,986	$623,445	$15,917	$40,920	$1,181,268

	Nine Months Ended September 30, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,313,512	$1,236,059	$43,217	$—	$2,592,788
Merchandise sales	163,943	479,701	2,394	—	646,038
Installment sales	52,992	—	—	—	52,992
Other	1,239	414	59	1,323	3,035
Total store revenues	1,531,686	1,716,174	45,670	1,323	3,294,853
Franchise
Merchandise sales	—	—	—	96,342	96,342
Royalty income and fees	—	—	—	20,830	20,830
Total revenues	$1,531,686	$1,716,174	$45,670	$118,495	$3,412,025

	Three Months Ended September 30, 2020
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$414,798	$153,306	$11,469	$—	$579,573
Merchandise sales	42,459	48,096	678	—	91,233
Installment sales	16,580	—	—	—	16,580
Other	386	257	12	189	844
Total store revenues	474,223	201,659	12,159	189	688,230
Franchise
Merchandise sales	—	—	—	19,069	19,069
Royalty income and fees	—	—	—	4,716	4,716
Total revenues	$474,223	$201,659	$12,159	$23,974	$712,015

	Nine Months Ended September 30, 2020
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,193,301	$454,744	$34,265	$—	$1,682,310
Merchandise sales	144,887	153,774	2,032	—	300,693
Installment sales	48,970	—	—	—	48,970
Other	1,222	511	19	589	2,341
Total store revenues	1,388,380	609,029	36,316	589	2,034,314
Franchise
Merchandise sales	—	—	—	49,553	49,553
Royalty income and fees	—	—	—	13,833	13,833
Total revenues	$1,388,380	$609,029	$36,316	$63,975	$2,097,700
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At September 30, 2021 and December 31, 2020, we had $40.5 million and $45.8 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease, and Mexico locations is depreciated using the income forecasting method and recognized in cost of sales over the rental term. Rental merchandise in the recently acquired Acima Holdings is depreciated over the rental term using a straight-line depreciation method.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At September 30, 2021 and December 31, 2020, we had $3.4 million and $3.1 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At both September 30, 2021 and December 31, 2020, we had $4.3 million and $4.7 million in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the nine months ended September 30, 2021 and 2020 was $9.2 million and $8.5 million, respectively.
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
Receivables consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Installment sales receivables	$63,064	$61,794
Trade and notes receivables	76,830	36,256
Total receivables	139,894	98,050
Less allowance for doubtful accounts	(7,964)	(8,047)
Total receivables, net of allowance for doubtful accounts	$131,930	$90,003
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The allowance for doubtful accounts related to trade and notes receivable was $0.9 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts related to installment sales receivable was $7.1 million and $7.0 million at September 30, 2021 and December 31, 2020, respectively.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	September 30, 2021
Beginning allowance for doubtful accounts	$8,047
Bad debt expense(1)	9,825
Accounts written off, net of recoveries	(9,908)
Ending allowance for doubtful accounts	$7,964
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options. In certain situations involving the sale of a Rent-A-Center Business corporate store to a franchisee, we enter into a lease assignment agreement with the buyer, but we remain the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our Condensed Consolidated Balance Sheets.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back-office technology hardware assets.
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost included in Other store expenses(1)(2)	$33,218	$34,682	$102,044	$106,559
Operating lease cost included in Other charges (gains)(2)	16	121	260	1,081
Sublease receipts	(2,850)	(2,180)	(9,333)	(6,641)
Total operating lease charges	$30,384	$32,623	$92,971	$100,999
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $8.4 million and $25.4 million for the three and nine months ended September 30, 2021 compared to $8.7 million and $26.0 million for the three and nine months ended September 30, 2020.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Supplemental cash flow information related to leases:

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in measurement of operating lease liabilities	$80,800	$85,794
Cash paid for short-term operating leases not included in operating lease liabilities	13,022	17,466
Right-of-use assets obtained in exchange for new operating lease liabilities	87,178	74,095
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	September 30, 2021	December 31, 2020
Weighted-average discount rate(1)	6.2%	6.8%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at September 30, 2021:

(In thousands)	Operating Leases
2021	$37,919
2022	102,197
2023	76,597
2024	58,245
2025	41,294
Thereafter	32,088
Total undiscounted operating lease liabilities	348,340
Less: Interest	(47,930)
Total present value of operating lease liabilities	$300,410
In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated approximately 500 store lease agreements in the third quarter of 2020 to obtain rent relief, in order to help offset the negative financial impacts of COVID-19. Lease amendments executed as a result of our renegotiations included near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.1 million. As of September 30, 2021, we have repaid substantially all deferred rent associated with these lease amendments.
Note 6 - Income Taxes
The effective tax rate was 47.6% and 28.9% for the three and nine months ended September 30, 2021, compared to 16.8% and 11.4% for the respective periods in 2020. The effective tax rate for the nine months ended September 30, 2021 was impacted by the tax effect of the equity consideration included in the Aggregate Stock Consideration subject to vesting conditions, discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the tax benefit of net operating loss carrybacks at a 35% tax rate, as a result of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020.
Note 7 - Senior Debt, net
On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, providing for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”) and an Asset Based Loan Credit Facility (the “ABL Credit Facility”) providing for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million. Commitments under the ABL Credit Facility may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate.
Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding senior debt, net in our Condensed Consolidated Balance Sheets. Remaining debt issuance costs incurred of $4.9 million were expensed and recorded to Other charges (gains) in our Condensed Consolidated Statement of Operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On September 21, 2021 we entered into a First Amendment (the “First Amendment”) to the Term Loan Facility, effective as of September 21, 2021. The amendment effected a repricing of the applicable margin under the Term Loan Facility by reducing the LIBOR floor by 25 basis points from 0.75% to 0.50%, and the applicable margin, with respect to any initial term loans, by 75 basis points from 4.00% to 3.25%.
In connection with the execution of the First Amendment, we incurred approximately $1.5 million in debt issuance costs, including third party arrangement and other professional fees, of which approximately $1.4 million were expensed as debt refinance charges in our Condensed Consolidated Statement of Operations, and approximately $0.1 million were capitalized and recorded as a reduction to our outstanding senior debt in our Condensed Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $5.4 million in write-offs of unamortized debt issuance costs and original issue discount previously capitalized upon the issuance of the Term Loan Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Condensed Consolidated Statement of Operations.
As of September 30, 2021, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $21.3 million and $3.0 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $870.6 million at September 30, 2021. We had no outstanding borrowings under our ABL Credit Facility at September 30, 2021 and borrowing capacity of $463.6 million.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of September 30, 2021, we have issued letters of credit in the aggregate outstanding amount of $86.4 million primarily relating to workers compensation insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at September 30, 2021 was 1.875%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at September 30, 2021 was 0.375%. We paid $0.9 million of commitment fees during the third quarter of 2021.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of September 30, 2021 was 1.66 to 1.00.
The documentation governing the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.
The table below shows the scheduled maturity dates of our outstanding debt at September 30, 2021 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2021	$2,188	$—	$2,188
2022	8,750	—	8,750
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
Thereafter	833,437	—	833,437
Total senior debt	$870,625	$—	$870,625

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 8 -Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs will be amortized as interest expense over the term of the Notes.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2021 and December 31, 2020, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at September 30, 2021:

	September 30, 2021
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$485,415	$35,415

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 10 - Other Charges
Acima Holdings Acquisition. As described in Note 2, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings was 8,096,595 of common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the nine months ended September 30, 2021, we recognized approximately $93.1 million in stock compensation expense related to these restricted stock agreements.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the nine months ended September 30, 2021, we recognized approximately $72.4 million in amortization expense and $9.3 million in incremental depreciation expense related to these assets.
Furthermore, during the nine months ended September 30, 2021 we recognized approximately $17.3 million in transaction costs associated with the closing of the transaction, and approximately $7.9 million in post-acquisition integration costs, including $3.5 million in employee severance, $3.3 million in inventory losses, and $1.1 million in other integration costs, including reorganization advisory fees.
Activity with respect to Other charges for the nine months ended September 30, 2021 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2020	Charges & Adjustments	Payments & Adjustments	Accrued Charges at September 30, 2021
Cash charges:
Acima Holdings transaction costs	$5,005	$17,336	$(22,341)	$—
Acima Holdings integration costs	—	7,890	(5,749)	2,141
Other cash charges(1)	344	323	(667)	—
Total cash charges	$5,349	25,549	$(28,757)	$2,141
Non-cash charges:
Depreciation and amortization of acquired assets(2)		81,725
Acima Holdings restricted stock agreements(3)		93,121
Asset impairments		789
Other(4)		10,911
Total other charges		$212,095
(1) Represents employee severance, and shutdown and holding expenses related to store closures.
(2) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings as described in Note 2.
(3) Represents stock compensation expense recognized for nine months ended September 30, 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition proceeds subject to vesting restrictions, as described in Note 2 and Note 12.
(4) Includes $10.7 million in legal settlement reserves and $0.2 million in state sales tax assessment reserves. Amounts accrued for potential settlements do not represent our maximum loss exposure. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be significantly different than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings.
Note 11 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. Within our operating segments, we offer merchandise for lease from certain basic product categories: furniture, including mattresses, tires, consumer electronics, appliances, tools, handbags, computers, smartphones, and accessories.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Segment information for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues
Rent-A-Center Business	$500,986	$474,223	$1,531,686	$1,388,380
Acima	623,445	201,659	1,716,174	609,029
Mexico	15,917	12,159	45,670	36,316
Franchising	40,920	23,974	118,495	63,975
Total revenues	$1,181,268	$712,015	$3,412,025	$2,097,700

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross profit
Rent-A-Center Business	$356,590	$332,742	$1,072,946	$966,347
Acima	193,527	78,727	539,181	238,433
Mexico	11,293	8,655	32,323	25,615
Franchising	7,350	4,904	22,305	14,343
Total gross profit	$568,760	$425,028	$1,666,755	$1,244,738

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating profit
Rent-A-Center Business	$109,272	$99,950	$357,036	$253,025
Acima	51,884	16,073	144,797	40,528
Mexico	2,285	1,724	6,659	3,743
Franchising	4,816	3,146	15,495	8,694
Total segments	168,257	120,893	523,987	305,990
Corporate	(101,111)	(40,706)	(280,276)	(123,293)
Total operating profit	$67,146	$80,187	$243,711	$182,697

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Depreciation and amortization
Rent-A-Center Business	$4,792	$4,926	$13,821	$14,759
Acima(1)	570	541	1,568	1,542
Mexico	130	104	369	292
Franchising	24	15	58	28
Total segments	5,516	5,586	15,816	16,621
Corporate(2)	8,319	8,224	24,978	26,450
Total depreciation and amortization	$13,835	$13,810	$40,794	$43,071
(1)Excludes amortization expense of approximately $29.2 million and $72.4 million for the three and nine months ended September 30, 2021, recorded to Other charges (gains) in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition
(2)Excludes depreciation expense of approximately $4.0 million and $9.3 million for the three and nine months ended September 30, 2021, recorded to Other charges (gains) in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Capital expenditures
Rent-A-Center Business	$6,637	$5,721	$21,202	$10,205
Acima	276	20	945	106
Mexico	478	116	744	205
Total segments	7,391	5,857	22,891	10,516
Corporate	13,084	1,950	22,985	12,041
Total capital expenditures	$20,475	$7,807	$45,876	$22,557

(in thousands)	September 30, 2021	December 31, 2020
On rent rental merchandise, net
Rent-A-Center Business	$442,578	$444,945
Acima	659,534	299,660
Mexico	18,926	18,281
Total on rent rental merchandise, net	$1,121,038	$762,886

(in thousands)	September 30, 2021	December 31, 2020
Held for rent rental merchandise, net
Rent-A-Center Business	$139,441	$136,219
Acima	858	2,228
Mexico	7,456	7,819
Total held for rent rental merchandise, net	$147,755	$146,266

(in thousands)	September 30, 2021	December 31, 2020
Assets by segment
Rent-A-Center Business	$1,006,779	$999,252
Acima	1,525,741	389,650
Mexico	39,288	42,278
Franchising	16,151	14,729
Total segments	2,587,959	1,445,909
Corporate	465,711	305,071
Total assets	$3,053,670	$1,750,980
Note 12 - Common Stock and Stock-Based Compensation
In early August 2021, our Board of Directors authorized a new stock repurchase program for up to $250 million, which superseded our previous stock repurchase program. Under the program, the Company may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. The timing and exact amount of repurchases under the newly authorized repurchase program will be determined by the Company's management, and will be subject to our capital allocation strategy, market conditions and other factors. The Company is not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. Under the program, 335,508 shares of our common stock were repurchased during the three and nine months ended September 30, 2021 for an aggregate purchase price of approximately $20.0 million. Under previous stock repurchase programs, 1,463,377 shares of our common stock were repurchased for an aggregate purchase price of $26.6 million during the nine months ended September 30, 2020.
We recognized $5.6 million and $3.0 million in compensation expense related to stock awards issued under the Rent-A-Center 2016 Long-Term Incentive Plan (the “2016 Plan”) and 2021 Long-Term Incentive Plan (the “2021 Plan”) during the three months ended September 30, 2021 and 2020, and $15.0 million and $8.9 million during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, we granted approximately 97,000 stock options, 299,000 market-based performance units and 180,000 time-vesting units under the 2016 and 2021 Plans. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 47.54% to 53.21%, a risk-free interest rate of 0.21% to 1.08%, an expected dividend yield of 2.15% to 3.24%, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2021 was

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$44.84 and the weighted-average grant-date fair value was $14.94. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2020 was $92.24 and $59.22, respectively.
As described in Note 2, Aggregate Stock Consideration issued to the former owners of Acima Holdings included 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $42.8 million and $93.1 million in stock compensation expense related to these restricted stock agreements during the three and nine months ended September 30, 2021, which was recorded to Other charges (gains) in our Condensed Consolidated Statements of Operations, as described in Note 10.
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
State Attorneys General Investigation. On November 1, 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, have initiated a multistate investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. As of the filing of this Form 10-Q, Acima has not received the civil investigative demands or subpoenas relating to this matter. We are currently unable to predict the ultimate timing or outcome of this investigation.
Note 14 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net earnings	$21,267	$64,030	$125,128	$151,815
Denominator:
Weighted-average shares outstanding(1)	58,267	53,985	57,603	54,186
Effect of dilutive stock awards(2)	9,927	1,621	9,853	1,476
Weighted-average dilutive shares	68,194	55,606	67,456	55,662

Basic earnings per common share	$0.36	$1.19	$2.17	$2.80
Diluted earnings per common share	$0.31	$1.15	$1.85	$2.73
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	—	—	110	—
Anti-dilutive performance share units	295	—	295	324
Anti-dilutive stock options	33	907	33	1,238
(1) Weighted-average shares outstanding for the nine months ended September 30, 2021 includes approximately 2.6 million common shares issued in connection with the acquisition of Acima Holdings in February 2021. See Note 2 for additional information.
(2) Weighted-average dilutive shares outstanding for the nine months ended September 30, 2021 includes approximately 8.1 million common shares issued in connection with the acquisition of Acima Holdings in February 2021, and subject to vesting conditions under restricted stock agreements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following the closing of our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our planned technologies and other enhancements to our lease-to-own solutions for consumers and retailers, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under the Company's share repurchase program, other statements regarding our strategy and plans, and other statements that are not historical facts.
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
•the impact of the COVID-19 pandemic and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Acima retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our suppliers' ability to satisfy our merchandise needs and related supply chain disruptions, (v) our employees, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
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
•disruptions caused by the operation of our store information management systems or disruptions in the systems of our host retailers;
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
•our transition to more-readily scalable “cloud-based” solutions;
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
•increased competition from traditional competitors, virtual lease-to-own competitors, online retailers, Buy-Now-Pay-Later and other Fintech companies and other competitors, including subprime lenders;
•our ability to identify and successfully market products and services that appeal to our current and future targeted customer segments and to accurately estimate the size of the total addressable market;
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
•changes in estimates relating to self-insurance liabilities, income tax and litigation reserves;
•changes in our effective tax rate;
•fluctuations in foreign currency exchange rates;

•our ability to maintain an effective system of internal controls, including in connection with the integration of Acima;
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
Dividends. On September 16, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.31 per share for the fourth quarter of 2021. The dividend was paid on October 19, 2021 to our common stockholders of record as of the close of business on September 28, 2021.
Term Loan Facility Amendment. On September 21, 2021 we entered into a First Amendment (the “First Amendment”) to the Term Loan Facility, effective as of September 21, 2021. The amendment effected a repricing of the applicable margin under the Term Loan Facility by reducing the LIBOR floor by 25 basis points from 0.75% to 0.50%, and the applicable margin, with respect to any initial term loans, by 75 basis points from 4.00% to 3.25%.
Business and Operational Trends
COVID-19 Pandemic. Beginning in the latter half of March 2020, the worldwide spread of COVID-19 caused significant disruptions to the U.S. and world economies, resulting in U.S. state and local jurisdictions implementing various containment or mitigation measures, including temporary shelter-in-place orders and the temporary closure of non-essential businesses.
As a result of COVID-19 and related jurisdictional ordinances implemented in the United States to contain the spread of COVID-19 or mitigate its effects, beginning in the latter half of March 2020 a significant number of Acima retail partner locations were temporarily closed, resulting in the initial closure of approximately 65% of our staffed Acima locations, which operated within those stores. In addition, in our Rent-A-Center Business segment we temporarily shut down operations at a small number of stores and approximately 24% of our stores were partially closed, operating with closed showrooms and conducting business only through e-commerce web orders, and contactless curbside service or ship-from-store models. Some franchise locations and stores in our Mexico operating segment were also temporarily closed or had restricted operations due to COVID-19. All locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations, temporarily or partially closed at the onset of the pandemic, were reopened in the second quarter of 2020.
Despite the recent availability of COVID-19 vaccines in 2021, the number of COVID-19 cases has increased at various times throughout 2021 resulting in certain governmental authorities imposing or re-imposing certain restrictions on businesses. As of October 29, 2021, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations are providing full in-store services subject to local requirements for sanitization, social distancing, face masks and capacity limitations and, in Mexico, certain restrictions regarding hours of operation.
In response to the negative impacts to our business resulting from COVID-19, in 2020, we proactively implemented certain measures to reduce operating expenses and cash flow uses, including implementing temporary executive pay reductions, temporarily furloughing certain employees at our store locations and corporate headquarters, reducing store hours in certain locations, renegotiating real estate leases, reducing inventory purchases and capital expenditures, and, for a brief period of time, suspending further share repurchases. In addition, we implemented additional electronic payment methods for our Rent-A-Center Business and Acima customers to facilitate contactless transactions. Separately, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing U.S. citizens and business with various stimulus and income tax relief benefits throughout 2020 and early 2021 to help offset immediate negative financial impacts sustained as a result of COVID-19.
The lease-to-own industry has remained a resilient business model throughout various economic cycles, because it provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering more traditional financing options. However, there are no assurances we will not be subject to future government actions negatively impacting our business as the pandemic progresses. In addition, in the third quarter of 2021 we have seen a return to more normalized customer behavior following the expiration of government stimulus and relief programs, resulting in more normalized payment and loss activity; as well as certain negative trends in our business that we believe to be associated with macro-economic conditions resulting from COVID-19, including a condensed labor market, wage inflation, and global supply chain issues resulting in reduced product availability and rising product costs. At this time we are unable to predict the full extent to which consumer spending behavior, or other macro-economic trends associated with the pandemic, may impact our business in future periods.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, for additional discussion of operational impacts to our business and additional risks associated with COVID-19.

Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2021 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Overview
The following briefly summarizes certain of our financial information for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
During the first nine months of 2021, consolidated revenues increased approximately $1,314.3 million, primarily due to the acquisition of Acima Holdings, in addition to an increase in same store sales in our Rent-A-Center Business. Operating profit increased approximately $61.0 million for the nine months ended September 30, 2021, primarily due to the increased operating profit of the Acima and Rent-A-Center Business segments, partially offset by one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.
Revenues in our Rent-A-Center Business segment increased approximately $143.3 million for the nine months ended September 30, 2021, primarily due to an increase in same store sales revenue driven by growth in e-commerce sales and strong lease portfolio performance, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020 which are no longer reflected in the Rent-A-Center Business segment revenues. Operating profit increased $104.0 million for the nine months ended September 30, 2021, driven primarily by increased operating leverage as a result of higher revenues and lower operating expenses.
The Acima segment revenues increased approximately $1,107.1 million for the nine months ended September 30, 2021, driven primarily by the acquisition of Acima Holdings. Operating profit increased approximately $104.3 million for the nine months ended September 30, 2021, driven by higher revenue due to the acquisition of Acima Holdings and stronger lease performance, partially offset by depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.
The Mexico segment revenues increased by 25.8% for the nine months ended September 30, 2021, contributing to an increase in gross profit of 26.2%, or $6.7 million. Operating profit increased $2.9 million for the nine months ended September 30, 2021.
Revenues for the Franchising segment increased $54.5 million for the nine months ended September 30, 2021, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during the fourth quarter of 2020 and higher inventory purchases by franchisees. Operating profit increased $6.8 million for the nine months ended September 30, 2021.
Cash flow from operations was $326.2 million for the nine months ended September 30, 2021. As of September 30, 2021, we held $158.8 million of cash and cash equivalents and outstanding indebtedness of $1.32 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Store
Rentals and fees	$930,849	$579,573	$351,276	60.6%	$2,592,788	$1,682,310	$910,478	54.1%
Merchandise sales	192,016	91,233	100,783	110.5%	646,038	300,693	345,345	114.8%
Installment sales	17,028	16,580	448	2.7%	52,992	48,970	4,022	8.2%
Other	1,082	844	238	28.2%	3,035	2,341	694	29.6%
Total store revenue	1,140,975	688,230	452,745	65.8%	3,294,853	2,034,314	1,260,539	62.0%
Franchise
Merchandise sales	33,671	19,069	14,602	76.6%	96,342	49,553	46,789	94.4%
Royalty income and fees	6,622	4,716	1,906	40.4%	20,830	13,833	6,997	50.6%
Total revenues	1,181,268	712,015	469,253	65.9%	3,412,025	2,097,700	1,314,325	62.7%
Cost of revenues
Store
Cost of rentals and fees	344,623	167,027	177,596	106.3%	912,531	489,606	422,925	86.4%
Cost of merchandise sold	228,024	95,177	132,847	139.6%	717,983	296,894	421,089	141.8%
Cost of installment sales	6,291	5,713	578	10.1%	18,566	16,830	1,736	10.3%
Total cost of store revenues	578,938	267,917	311,021	116.1%	1,649,080	803,330	845,750	105.3%
Franchise cost of merchandise sold	33,570	19,070	14,500	76.0%	96,190	49,632	46,558	93.8%
Total cost of revenues	612,508	286,987	325,521	113.4%	1,745,270	852,962	892,308	104.6%
Gross profit	568,760	425,028	143,732	33.8%	1,666,755	1,244,738	422,017	33.9%
Operating expenses
Store expenses
Labor	163,945	150,493	13,452	8.9%	479,989	434,216	45,773	10.5%
Other store expenses	189,553	140,818	48,735	34.6%	540,698	463,292	77,406	16.7%
General and administrative expenses	45,958	41,576	4,382	10.5%	149,468	113,694	35,774	31.5%
Depreciation and amortization	13,835	13,810	25	0.2%	40,794	43,071	(2,277)	(5.3)%
Other charges (gains)	88,323	(1,856)	90,179	4,858.8%	212,095	7,768	204,327	2,630.4%
Total operating expenses	501,614	344,841	156,773	45.5%	1,423,044	1,062,041	361,003	34.0%
Operating profit	67,146	80,187	(13,041)	(16.3)%	243,711	182,697	61,014	33.4%
Debt refinancing charges	6,839	—	6,839	—%	15,582	—	15,582	—%
Interest, net	19,712	3,198	16,514	516.4%	52,019	11,397	40,622	356.4%
Earnings before income taxes	40,595	76,989	(36,394)	(47.3)%	176,110	171,300	4,810	2.8%
Income tax expense	19,328	12,959	6,369	49.1%	50,982	19,485	31,497	161.6%
Net earnings	$21,267	$64,030	$(42,763)	(66.8)%	$125,128	$151,815	$(26,687)	(17.6)%
Three Months Ended September 30, 2021, compared to Three Months Ended September 30, 2020
Store Revenue. Total store revenue increased by $452.8 million, or 65.8%, to $1,141.0 million for the three months ended September 30, 2021, from $688.2 million for the three months ended September 30, 2020. This increase was primarily due to increases of approximately $421.8 million and $26.8 million in revenues in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2021, increased by $177.6 million, or 106.3%, to $344.6 million as compared to $167.0 million in 2020. This increase in cost of rentals and fees was primarily attributable to increases of $167.7 million and $9.0 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 37.0% for the three months ended September 30, 2021, as compared to 28.8% in 2020.
Cost of Merchandise Sold. Cost of merchandise sold increased by $132.8 million, or 139.6%, to $228.0 million for the three months ended September 30, 2021, from $95.2 million in 2020, primarily attributable to an increase of $139.2 million in the Acima segment, partially offset by a decrease of $6.6 million in the Rent-A-Center Business segment as discussed further in the section “Segment Performance” below. The gross margin percent of merchandise sales decreased to (18.8)% for the three months ended September 30, 2021, from (4.3)% in 2020.
Gross Profit. Gross profit increased by $143.8 million, or 33.8%, to $568.8 million for the three months ended September 30, 2021, from $425.0 million in 2020, due primarily to increases of $114.8 million and $23.8 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.1% for the three months ended September 30, 2021, as compared to 59.7% in 2020.
Store Labor. Store labor increased by $13.4 million, or 8.9%, to $163.9 million, for the three months ended September 30, 2021, as compared to $150.5 million in 2020, primarily due to increases of $7.0 million and $5.7 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 14.4% for the three months ended September 30, 2021, as compared to 21.9% in 2020.
Other Store Expenses. Other store expenses increased by $48.8 million, or 34.6%, to $189.6 million for the three months ended September 30, 2021, as compared to $140.8 million in 2020, primarily due to increases of $39.7 million and $8.0 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 16.6% for the three months ended September 30, 2021, compared to 20.5% in 2020.
General and Administrative Expenses. General and administrative expenses increased by $4.4 million, or 10.5%, to $46.0 million for the three months ended September 30, 2021, as compared to $41.6 million in 2020, primarily due to higher labor overhead as a result of the acquisition of Acima Holdings and higher incentive compensation in 2021, combined with the impact of cost savings initiatives implemented in response to COVID-19 in 2020. General and administrative expenses expressed as a percentage of total revenue were 3.9% for the three months ended September 30, 2021, compared to 5.8% in 2020.
Other Charges (Gains). Other charges (gains) increased by $90.2 million, to $88.3 million for the three months ended September 30, 2021, as compared to $(1.9) million in 2020. Other charges (gains) for the three months ended September 30, 2021 primarily included stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, depreciation and amortization of acquired software and intangible assets, legal settlement reserves, and other one-time transaction and integration costs related to the acquisition of Acima Holdings. Other charges (gains) for the three months ended September 30, 2020 primarily related to proceeds from the sale of a class action claim, partially offset by asset impairments, store closure impacts, and cost savings initiatives.
Operating Profit. Operating profit decreased by $13.1 million, to $67.1 million for the three months ended September 30, 2021, as compared to $80.2 million in 2020, primarily due to increases in general and administrative expenses and other charges, partially offset by increases in gross profit, in each case as described above. Operating profit expressed as a percentage of total revenue was 5.7% for the three months ended September 30, 2021, compared to 11.3% in 2020.
Income Tax Expense. Income tax expense for the three months ended September 30, 2021 was $19.3 million, as compared to $13.0 million in 2020. The effective tax rate was 47.6% for the three months ended September 30, 2021, compared to 16.8% in 2020.
Nine Months Ended September 30, 2021, compared to Nine Months Ended September 30, 2020
Store Revenue. Total store revenue increased by $1,260.6 million, or 62.0%, to $3,294.9 million for the nine months ended September 30, 2021, from $2,034.3 million for the nine months ended September 30, 2020. This increase was primarily due to increases of approximately $1,107.1 million and $143.3 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2021, increased by $422.9 million, or 86.4%, to $912.5 million as compared to $489.6 million in 2020. This increase in cost of rentals and fees was primarily attributable to increases of $388.4 million and $32.4 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 35.2% for the nine months ended September 30, 2021 as compared to 29.1% in 2020.
Cost of Merchandise Sold. Cost of merchandise sold increased by $421.1 million, or 141.8%, to $718.0 million for the nine months ended September 30, 2021, from $296.9 million in 2020, primarily attributable to increases of $418.0 million and $2.5 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. The gross margin percent of merchandise sales decreased to (11.1)% for the nine months ended September 30, 2021, from 1.3% in 2020.
Gross Profit. Gross profit increased by $422.1 million, or 33.9%, to $1,666.8 million for the nine months ended September 30, 2021, from $1,244.7 million in 2020, due primarily to increases of $300.7 million and $106.6 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.8% for the nine months ended September 30, 2021, as compared to 59.3% in 2020.
Store Labor. Store labor increased by $45.8 million, or 10.5%, to $480.0 million, for the nine months ended September 30, 2021, as compared to $434.2 million in 2020, primarily attributable to increases of $27.6 million and $16.3 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 14.6% for the nine months ended September 30, 2021, as compared to 21.3% in 2020.
Other Store Expenses. Other store expenses increased by $77.4 million, to $540.7 million for the nine months ended September 30, 2021, as compared to $463.3 million in 2020, primarily attributable to an increase of $86.1 million in the Acima segment, partially offset by a decrease of $11.3 million in the Rent-A-Center Business segment, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 16.4% for the nine months ended September 30, 2021, compared to 22.8% in 2020.
General and Administrative Expenses. General and administrative expenses increased by $35.8 million, or 31.5%, to $149.5 million for the nine months ended September 30, 2021, as compared to $113.7 million in 2020, primarily due to higher labor overhead as a result of the acquisition of Acima Holdings and higher incentive compensation in 2021, combined with the impact of cost savings initiatives implemented in response to COVID-19 in 2020. General and administrative expenses expressed as a percentage of total revenue were 4.4% for the nine months ended September 30, 2021, compared to 5.4% in 2020.
Other Charges (Gains). Other charges (gains) increased by $204.3 million, to $212.1 million for the nine months ended September 30, 2021, as compared to $7.8 million in 2020. Other charges for the nine months ended September 30, 2021 primarily included stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, depreciation and amortization of acquired software and intangible assets, legal settlement reserves, and one-time transaction and integration costs related to the acquisition of Acima Holdings. Other charges (gains) for the nine months ended September 30, 2020 primarily related to legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage related to social unrest, employee payroll and sanitation costs in connection with COVID-19, and store closure impacts, partially offset by proceeds from the sale of a class action claim, rent abatements and insurance proceeds.
Operating Profit. Operating profit increased by $61.0 million, to $243.7 million for the nine months ended September 30, 2021, as compared to $182.7 million in 2020, primarily due to the increase in gross profit, partially offset by increases in general and administrative expenses and other charges, as described above. Operating profit expressed as a percentage of total revenue was 7.1% for the nine months ended September 30, 2021, compared to 8.7% in 2020.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2021 was $51.0 million, as compared to $19.5 million in 2020. The effective tax rate was 28.9% for the nine months ended September 30, 2021, compared to 11.4% in 2020. The increase in the effective tax rate is primarily related to the tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in 2020 in response to COVID-19.

Segment Performance
Rent-A-Center Business segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$500,986	$474,223	$26,763	5.6%	$1,531,686	$1,388,380	$143,306	10.3%
Gross profit	356,590	332,742	23,848	7.2%	1,072,946	966,347	106,599	11.0%
Operating profit	109,272	99,950	9,322	9.3%	357,036	253,025	104,011	41.1%
Change in same store revenue				12.3%				17.3%
Stores in same store revenue calculation(1)				1,632				1,632
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
Revenues. The increase in revenue for the three and nine months ended September 30, 2021, as compared to 2020, was primarily due to an increase in same store sales revenue driven by growth in e-commerce sales and higher portfolio balance, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020.
Gross Profit. Gross profit increased for the three and nine months ended September 30, 2021, as compared to 2020, driven primarily by increased segment revenue as discussed above. Gross profit as a percentage of segment revenues was 71.2% and 70.0% for the three and nine months ended September 30, 2021, as compared to 70.2% and 69.6% for the corresponding period in 2020.
Operating Profit. Operating profit as a percentage of segment revenues was 21.8% and 23.3% for the three and nine months ended September 30, 2021, compared to 21.1% and 18.2% for the respective periods in 2020. The increase in operating margin for the three and nine months ended September 30, 2021, as compared to 2020, was driven primarily by higher revenues, partially offset by higher loss rates and higher labor expense. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.4% and 3.1% for the three and nine months ended September 30, 2021, compared to 2.0% and 3.2% for the respective periods in 2020. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.8% and 1.5% for the three and nine months ended September 30, 2021, compared to approximately 1.4% for both the respective periods in 2020. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$623,445	$201,659	$421,786	209.2%	$1,716,174	$609,029	$1,107,145	181.8%
Gross profit	193,527	78,727	114,800	145.8%	539,181	238,433	300,748	126.1%
Operating profit	51,884	16,073	35,811	222.8%	144,797	40,528	104,269	257.3%
Revenues. The increase in revenue for the three and nine months ended September 30, 2021 compared to 2020, was driven primarily by the acquisition of Acima Holdings.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 31.0% and 31.4% for the three and nine months ended September 30, 2021, compared to 39.0% and 39.1% for the respective periods in 2020. Gross profit margin decreased for the three and nine months ended September 30, 2021, compared to 2020, primarily due to a higher mix of rental agreements generated from our virtual business model, driven by the acquisition of Acima Holdings.
Operating Profit. Operating profit as a percentage of segment revenues increased to 8.3% and 8.4% for the three and nine months ended September 30, 2021, compared to 8.0% and 6.7% for the respective periods in 2020. Operating profit margin increased for the three and nine months ended September 30, 2021, as compared to 2020, primarily driven by higher revenues and lower merchandise losses; partially offset by increases in operating expenses due to the acquisition of Acima Holdings, including amortization of acquired intangible assets. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.3% and 8.9% for the three and nine months ended September 30, 2021, compared to 11.3% and 13.9% for the respective periods in 2020. Excluding incremental charge-offs recorded to Other Charges, attributable to the conversion of Preferred Lease locations to the Acima platform, charge-offs due to customer stolen merchandise were 8.7% of segment revenue for the quarter. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.0% and 0.1% for the nine months ended September 30, 2021, compared to 0.5% and 0.4% for the respective periods in 2020.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$15,917	$12,159	$3,758	30.9%	$45,670	$36,316	$9,354	25.8%
Gross profit	11,293	8,655	2,638	30.5%	32,323	25,615	6,708	26.2%
Operating profit	2,285	1,724	561	32.5%	6,659	3,743	2,916	77.9%
Change in same store revenue				15.3%				15.4%
Stores in same store revenue calculation(1)				112				112
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
Revenues. Exchange rate fluctuations resulted in positive impacts on revenues of approximately $1.5 million and $3.1 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. On a constant currency basis, revenues for the three and nine months ended September 30, 2021 increased approximately $2.3 million and $6.3 million, compared to the same periods in 2020.
Gross Profit. Exchange rate fluctuations resulted in positive impacts on gross profit of approximately $1.1 million and $2.2 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. On a constant currency basis, gross profit for the three and nine months ended September 30, 2021 increased by approximately $1.6 million and $4.5 million as compared to the same periods in 2020. Gross profit as a percentage of segment revenues was 70.9% and 70.8% for the three and nine months ended September 30, 2021, compared to 71.2% and 70.5% for the respective periods in 2020.
Operating Profit. Exchange rate fluctuations resulted in positive impacts to operating profit of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. On a constant currency basis, operating profit for the three and nine months ended September 30, 2021 increased by approximately $0.6 million and $2.7 million, respectively, as compared to the same periods in 2020. Operating profit as a percentage of segment revenues increased to 14.4% and 14.6% for the three and nine months ended September 30, 2021, compared to 14.2% and 10.3% for the respective periods in 2020.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$40,920	$23,974	$16,946	70.7%	$118,495	$63,975	$54,520	85.2%
Gross profit	7,350	4,904	2,446	49.9%	22,305	14,343	7,962	55.5%
Operating profit	4,816	3,146	1,670	53.1%	15,495	8,694	6,801	78.2%
Revenues. Revenues increased for the three and nine months ended September 30, 2021 compared to the respective periods in 2020, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during 2020 and higher inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues was 18.0% and 18.8% for the three and nine months ended September 30, 2021, compared to 20.5% and 22.4% for the respective periods in 2020. The decrease for the three and nine months ended September 30, 2021 was primarily due to a lower percentage of royalty income and fees included in the revenues, compared to the respective period in 2020.

Operating Profit. Operating profit as a percentage of segment revenues was 11.8% and 13.1%, for the three and nine months ended September 30, 2021 compared to 13.1% and 13.6% for the respective periods in 2020. The decrease for the three and nine months ended September 30, 2021, compared to the respective period in 2020 was primarily due to the decrease in gross profit as a percentage of segment revenues described above, in addition to an increase in operating expenses compared to the respective period in 2020.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2021, we generated $326.2 million in operating cash flow. We used cash in the amount of $(1,273.5) million for acquisitions, $(53.2) million for dividends, $(47.6) million for debt issuance costs, and $(45.9) million for capital expenditures. We ended the third quarter of 2021 with $158.8 million of cash and cash equivalents and outstanding indebtedness of $1.32 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $30.0 million to $326.2 million for the nine months ended September 30, 2021, from $296.2 million in 2020, primarily due to the acquisition of Acima Holdings, partially offset by cost savings initiatives implemented by the Company in response to COVID-19 and benefits stemming from the CARES Act in 2020.
Cash used in investing activities was $(1,319.4) million for the nine months ended September 30, 2021, compared to $(22.9) million in 2020, a change of $1,296.5 million, primarily due to the acquisition of Acima Holdings in February 2021.
Cash provided by (used in) financing activities was $992.8 million for the nine months ended September 30, 2021, compared to $(114.9) million in 2020, representing a change of $1,107.7 million, primarily due to an increase in debt proceeds of $1,292.0 million during the nine months ended September 30, 2021 used to fund the acquisition of Acima Holdings in February 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next 12 months. At October 29, 2021, we had approximately $95.9 million in cash on hand, and $463.6 million available under our ABL Credit Facility.
We deferred approximately $23 million in employer payroll taxes to future periods as part of the benefits received from the CARES Act passed by the U.S. Federal government in response to COVID-19. We expect to repay approximately $12 million in deferred employer taxes during the last quarter of 2021.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $211 million for us in 2020. We estimate the remaining tax deferral associated with bonus depreciation from these Acts is approximately $260 million at December 31, 2020, of which approximately 80%, or $207 million, will reverse in 2021, and the majority of the remainder will reverse between 2022 and 2023.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Customer stolen merchandise(1)(2)	$77,233	$34,677	$202,909	$136,106
Other merchandise losses(3)	8,079	7,706	24,839	21,950
Total merchandise losses	$85,312	$42,383	$227,748	$158,056
(1) Increase in customer stolen merchandise for the three and nine months ended September 30, 2021 is primarily related to the acquisition of Acima Holdings in the first quarter of 2021.
(2) Includes incremental merchandise losses related to the conversion of Preferred Lease locations to Acima Holdings software for the nine-months ended September 30, 2021, and impacts of COVID-19 for the nine-months ended September 30, 2020.
(3) Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $45.9 million and $22.6 million on capital expenditures during the nine months ended September 30, 2021 and 2020, respectively.
Acquisitions and New Location Openings. During the first nine months of 2021, we acquired one rent-to-own store location and customer accounts for an aggregate purchase price of approximately $0.3 million. The store location remained open upon acquisition as part of our Rent-A-Center Business segment.
The table below summarizes the store location activity for the nine-month period ended September 30, 2021 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,845	121	462	2,428
New location openings	1	1	7	9
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(5)	—	—	(5)
Sold or closed with no surviving location	—	—	(3)	(3)
Locations at end of period	1,842	122	465	2,429
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
At October 29, 2021, we had outstanding borrowings of $870.6 million under our Term Loan Facility and available commitments of $463.6 million under our ABL Credit Facility, net of letters of credit.
See Note 7 of our condensed consolidated financial statements included in this report for additional information regarding our senior debt.
Senior Notes. On February 17, 2021, we issued $450.0 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and

August 15 of each year, beginning on August 15, 2021. We may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, we may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If we experience specific kinds of change of control, it will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2027. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of September 30, 2021, our total remaining obligation for existing store lease contracts was approximately $347.2 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring 12 months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of September 30, 2021, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $1.6 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. As of September 30, 2021, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $1.1 million.
See Note 5 of our condensed consolidated financial statements included in this report for additional discussion of our store operating leases.
Uncertain Tax Position. As of September 30, 2021, we have recorded $22.0 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of September 30, 2021, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of September 30, 2021, we had $870.6 million outstanding under our term loan credit agreement at an interest rate indexed to the eurodollar rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2021, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.8 million annualized pre-tax charge or credit to interest expense in our condensed consolidated statement of operations. We have not entered into any interest rate swap agreements as of September 30, 2021.

Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure control and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2021, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. In February 2021, we acquired Acima Holdings. We are currently in the process of integrating Acima Holdings into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2021 excludes an assessment of the internal control over financial reporting of Acima Holdings. Acima Holdings represents approximately 36% and 31% of the Company's total revenues for the three and nine months ended September 30, 2021, respectively.
For the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please see note 13 of our condensed consolidated financial statements included in this report for additional discussion of our legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of our common stock the Company made during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)(1)
August 1, 2021 - August 31, 2021	160,408	$59.12	160,408	$240.5
September 1, 2021 - September 30, 2021	175,100	$60.25	175,100	$230.0
(1) Shares repurchased pursuant to the share repurchase program publicly announced on August 2021 that allows for the repurchase of an aggregate of up to $250.0 million of shares of our common stock through open market and privately negotiated transactions from time to time.
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

10.1
First Amendment to Term Loan Credit Agreement, dated as of September 21, 2021, by and among Rent-A-Center, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of September 21, 2021.)

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
Date: November 4, 2021