Form 10-K
period 2021-12-31
RENT A CENTER INC DE
filed 2022-02-28
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the 60,651,808 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, on June 30, 2021	$3,218,791,451
Number of shares of Common Stock outstanding as of the close of business on February 21, 2022:	59,028,739
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following our merger with Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our planned technologies and other enhancements to our lease-to-own solutions for consumers and retailers, potential additional product or service offerings, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under the Company's share repurchase program, and other statements that are not historical facts.
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
•the impact of the COVID-19 pandemic and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, and the expiration of governmental stimulus programs, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Acima retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our suppliers' ability to satisfy our merchandise needs and related supply chain disruptions, (v) our employees, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
•the general strength of the economy and other economic conditions affecting consumer preferences and spending, including the availability of credit to our target consumers and impacts from inflation;
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
•exposure to potential operating margin degradation due to the higher cost of merchandise in our Acima offering and higher merchandise losses than compared to our Rent-A-Center Business segment;
•our transition to more-readily scalable “cloud-based” solutions;
•our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;
•our ability to protect our proprietary intellectual property;
•our ability or that of our host retailers to protect the integrity and security of customer, employee and host retailer information, which may be adversely affected by hacking, computer viruses, or similar disruptions;
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
•our ability to protect the integrity and security of individually identifiable data of our customers, employees and retail partners;
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

PART I
Item 1. Business.
History of Rent-A-Center
Unless the context indicates otherwise, references to “we,” “us”, “our”, and the “Company” refer to the consolidated business operations of Rent-A-Center, Inc., the parent, and any or all of its direct and indirect subsidiaries. For any references in this document to Note A through Note U, refer to the Notes to Consolidated Financial Statements in Item 8.
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
The unit economics of the lease purchase transaction vary depending on the length of time customers take to obtain ownership of the product or whether the customer chooses to return the product without obtaining ownership. If a customer elects an early purchase option within a designated period of time following the initial lease, such as 90 or 120 days, a customer generally pays the retail price of the product plus a premium to the cost. Full term lease-to-own transactions involve the customer leasing our merchandise through a lease structured with multiple lease renewal terms and ultimately obtaining ownership of the merchandise at the conclusion of the final lease renewal term. A customer may also elect to obtain ownership anytime after the initial lease period, but prior to the full term of all lease renewals. Due to the longer lease period of full term lease contracts, along with the other benefits that are part of the lease-to-own transaction, obtaining ownership through payment of all lease renewals involve a higher total cost compared to the cost of the general retail price of the product if it was purchased upfront. Customers primarily take ownership of the merchandise through early purchase options, where the customer elects to make a lump-sum payment at a discounted purchase price prior to the final lease renewal. In the Rent-A-Center Business, the product is often rented more than one time before a customer ultimately obtains ownership.
There are differences in the unit economics between our Rent-A-Center Business and Acima segments, as we purchase our merchandise at wholesale prices for our Rent-A-Center Business segment and at retail prices for our Acima segment. Historically, operating margin for our Acima segment has benefited from the lower overhead cost associated with the virtual options employed at many third party locations.
Key features of the lease purchase transaction include:
No long term obligation. A customer may terminate a lease purchase agreement at any time without penalty. Once the product is returned to us, the customer has no obligation for remaining payments other than any outstanding balances to the date of return.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, at our retail partner locations, online or by telephone. We accept cash, credit or debit cards and payment via certain electronic platforms (such as PayPal and Venmo). Approximately 78% and 94% of our rental purchase agreements are on weekly terms in our Rent-A-Center Business and our Mexico segments, respectively. Payments are generally made on a biweekly or monthly basis in our Acima segment.
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
No formal credit needed. Generally, no established credit score or credit history is required. In the Rent-A-Center Business segment, we use a proprietary decision engine to verify customer information as part of our approval process for entering into a lease purchase agreement. In our Acima segment, which provides on-site or virtual lease-to-own options through third-party retailers and through the Acima ecosystem, customers complete the application process through a variety of resources, including online digital waterfall technology, retail partner electronic portals, online e-commerce websites, and the Acima mobile application. A robust proprietary automated decision engine process is used to confirm certain customer information for approval of the lease purchase agreement.
Brand name merchandise. In our store locations and through our retail partnerships, we offer merchandise from a large number of well-known brands such as Ashley and Lane home furnishings; LG, Samsung, and Sony home electronics; Frigidaire, Whirlpool, Amana, and Maytag appliances; HP, Acer, Asus, and Samsung computers and/or tablets; and Samsung smartphones.
Delivery and set-up. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our Rent-A-Center lease-to-own stores. Our Acima locations rely on our third-party retail partners to deliver merchandise leased by the customer, or for the customer to carry-out leased merchandise. Our third-party retail partners typically charge us a fee for delivery, which we pass on to the customer.
Product maintenance and replacement. In our Rent-A-Center Business, and in the Acima business where required by law, we provide any required service or repair without additional charge, except in the event of damage in excess of normal wear and tear and certain other limited circumstances. The cost to repair the merchandise may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.
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
•using technology to support frictionless retailer onboarding with seamless integration to retailers' platforms;
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
For additional information regarding the acquisition of Acima Holdings, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments”.
Our Operating Segments
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are reported as the Acima segment (formerly Preferred Lease), which includes our virtual and staffed business models; and our company-owned stores and e-commerce platform through rentacenter.com are reported as the Rent-A-Center Business segment. In addition, we report operating results for our Mexico and Franchising segments. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note T to the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Acima
Our Acima segment, which operates in the United States and Puerto Rico, includes the operations of Acima Holdings acquired in February 2021 and our virtual and staffed locations (previously branded as our Preferred Lease locations), and generally offers the lease-to-own transaction to consumers who do not qualify for financing from the retailer. The Acima segment offers the lease-to-own transaction through our virtual offering solutions and Acima ecosystem, and through staffed and unstaffed kiosks located within third party retailer locations.
During 2021, we integrated the virtual offering solutions within our then existing Preferred Lease platform with the Acima Holdings virtual platform to provide retailers and consumers an expanded set of innovative solutions to enter into lease-to-own transactions. Our virtual offering solutions allow consumers to enjoy the benefits of the Company’s flexible lease-to-own solutions across e-commerce, digital, and mobile channels. Beginning in the first quarter of 2021, the Preferred Lease segment was renamed the Acima segment and includes the results of Acima Holdings from the date of acquisition.
We neither require nor perform a formal credit investigation for the approval of the lease-to-own transaction through our Acima virtual offerings and on-site locations, although we do rely on certain information from consumer reporting agencies as part of our decisioning process that may constitute a "consumer report" under applicable law. We use a proprietary automated process to confirm certain customer information for approval of the lease purchase agreement. We believe our lease-to-own solutions within the Acima segment are beneficial for both the retailer and the consumer. The retailer captures more sales and reduces their payment risk because we buy the merchandise directly from them. We believe consumers also benefit from our Acima model because they are able to obtain the products they want and need without the necessity of relying on credit to finance a purchase. We generally pay the retail price for merchandise purchased from our retail partners and subsequently leased to the customer. Through certain retail partners, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90-day option.
Our Acima operating model is highly agile and dynamic given our virtual offerings and our ability to open and close staffed and unstaffed locations quickly and efficiently. Generally, our Acima staffed locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by retail partners on their store computers, on our retail partners' e-commerce sites or through our Acima ecosystem including the Acima mobile application. Accordingly, capital expenditures with respect to new Acima locations are minimal.
Acima relies on our third-party retail partners to deliver merchandise leased by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge. Most merchandise returned from an Acima lease-to-own transaction is subsequently donated or offered for rental at one of our Rent-A-Center Business stores.
Rent-A-Center Business
Our Rent-A-Center Business includes our company-owned stores in the United States and Puerto Rico and our e-commerce platform rentacenter.com. As of December 31, 2021, we operated 1,846 company-owned stores in the United States and Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the locations in which we operate to optimize our store network. Our Rent-A-Center Business segment comprised approximately 44% of our consolidated net revenues for the year ended December 31, 2021.
Mexico
Our Mexico segment consists primarily of our company-owned lease-to-own stores in Mexico. As of December 31, 2021, we operated 123 stores in Mexico.
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

As of December 31, 2021, we franchised 466 stores in 32 states operating under the Rent-A-Center (401 stores), ColorTyme (28 stores) and RimTyme (37 stores) trade names. These lease-to-own stores primarily offer high quality products such as furniture and accessories, consumer electronics, appliances, computers, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $10,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31 of each of the years indicated below:

	2021	2020	2019
Rent-A-Center Business	1,846	1,845	1,973
Mexico	123	121	123
Franchising	466	462	372
Total locations(1)	2,435	2,428	2,468
(1) Does not include locations in our Acima segment.
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
Product Selection
The stores in our Rent-A-Center Business, Mexico, and Franchising segments generally offer merchandise from certain basic product categories: furniture and accessories, appliances, consumer electronics, computers, tablets and smartphones, tools, tires, handbags and other accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from name-brand manufacturers. Customers may request either new merchandise or previously leased merchandise. Previously leased merchandise is generally offered at a similar weekly, semi-monthly, or monthly lease rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer lease payments.
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
Acima locations offer merchandise available for sale through third-party retailers, primarily including furniture and accessories, consumer electronics and appliances, wheels and tires, and jewelry.

Product Turnover
On average, in the Rent-A-Center Business segment, a rental term of 16 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to multiple customers before a customer acquires ownership. Merchandise returned in the Acima segment is moved to a Rent-A-Center Business store where it is offered for rent. Ownership is attained in approximately 42% of rental purchase agreements in the Rent-A-Center Business segment. The average total life for each product in our Rent-A-Center Business segment is approximately 15 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by the key benefits of rental purchase transactions and product turnover, rental purchase agreements require higher aggregate payments to obtain ownership over time (if elected by the customer) than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
Collections
In our Rent-A-Center Business store, managers use our management information system to track collections on a daily basis. Similarly, collections are monitored on a daily basis by on-site employees in our Acima staffed locations and by our back-office collections team in respect of our Acima virtual locations. If a customer fails to make a rental payment when due, we will attempt to contact the customer to terminate the account and arrange to regain possession of our merchandise or, if elected by the customer, to obtain payment and reinstate the agreement.
We attempt to recover the rental items as soon as possible following non-renewal or termination of a rental purchase agreement. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships in our Rent-A-Center Business segment between our employees and customers, and the availability of lifetime reinstatement.
Currently, we track past due amounts using a guideline of seven days in our Rent-A-Center Business segment and 30 days in the Acima segment. These metrics align with the majority of the rental purchase agreements in each segment, since payments are generally made weekly in the Rent-A-Center Business segment and monthly in the Acima segment.
If a customer does not return the merchandise or make a payment sufficient to reinstate an agreement, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 120th day in our virtual business or 150th day in our staffed locations in the Acima segment.
Purchasing
In our Acima segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a lease purchase agreement with us. As in the Rent-A-Center Business segment, Acima retains ownership of the leased property unless and until the customer elects to purchase the property pursuant to the lease terms.
In our Rent-A-Center Business and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2021, approximately 21% and 11% of our merchandise purchases were attributable to Ashley Furniture Industries and Whirlpool, respectively. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
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

Management
Our executive management team has extensive experience in the lease-to-own industry, as well as financial services and technology, and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. Our regional and district managers generally have long tenures with us, and we have a history of promoting management personnel from within. To support our strategic efforts in our virtual and e-commerce business solutions, we have hired additional key management members in recent years, including our Executive Vice President of Acima, who brings extensive experience and a proven track record of innovation in financial services and financial technology.
We believe our executive management team's extensive industry and company experience will allow us to effectively execute our strategies.
Marketing
We promote our products and services through television and digital radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without relying on credit to finance a purchase and without requiring long-term contracts or obligations, convenient delivery and set-up , product repair and loaner services, lifetime reinstatement and multiple options to acquire ownership if desired by the customer, including early purchase pricing options or through a fixed number of payments. In addition, in the Rent-A-Center Business segment, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the lease purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the lease purchase transaction, we will continue to educate our customers and potential customers about the lease-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
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
Industry & Competition
According to data released by the Fair Isaac Corporation on August 17, 2021, consumers in the “subprime” category (those with credit scores below 650) made up approximately 25% of the United States population. Approximately 40% of U.S. consumers have incomes below $50,000 and may lack access to traditional credit. The lease-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit.
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
Trademarks
We own various trademarks and service marks that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademarks and filed for trademark registrations in Mexico and certain other foreign jurisdictions. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our stores or through our host retailer partners also bear trademarks and service marks held by their respective manufacturers.

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
Human Capital Resources
As of December 31, 2021, we employed a total of 14,290 coworkers, the vast majority of which are full time employees. Our employee base is made up of 12,480 coworkers in our U.S. Operations, including Puerto Rico, 1,330 coworkers in our Mexico operations and 480 coworkers at our corporate facilities.
We continually monitor our demand for labor and provide training and competitive compensation packages in an effort to attract and retain skilled coworkers. We believe our coworkers are one of the primary keys to successfully operating our business and achieving our strategic initiatives. Our human capital measures and objectives focus on the successful training and development of our coworkers, in addition to their safety. All of our coworkers are employed at will and are free to end their employment with us at any time.
We also focus on supporting a diverse and inclusive workforce. Our Chief Diversity Officer regularly reports to our Board of Directors. We have also implemented a program to deliver unconscious bias training to our employees and have launched and are expanding our Employee Resource Groups to promote a dialogue with our employees regarding our diversity initiatives.
Government Regulation of Lease-to-Own Transactions
State Regulation. Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the lease-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Eleven states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product. Six of those eleven states also limit the cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. As of December 31, 2021, we operated 18 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. As of December 31, 2021, we operated 86 lease-to-own stores and 35 Acima staffed locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. As of December 31, 2021, we operated 27 Get It Now stores in Wisconsin and 40 Rent-A-Center stores in New Jersey.
In addition to state lease-to-own laws as described above, general consumer protection laws and regulations adopted by states may also impact our business. There can be no assurance as to whether changes in the enforcement of existing state laws or regulations or the enactment of new laws or regulations that may unfavorably impact the lease-to-own industry would have a material and adverse effect on us.
Federal Regulation. To date, no comprehensive federal legislation has been enacted regulating the rental purchase transaction. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) does not regulate leases with terms of 90 days or less. Because the lease-to-own transaction is for a term of week to week, or at most, month to month, and established federal law deems the term of a lease to be its minimum term regardless of extensions or renewals, if any, we believe the lease-

to-own transaction is not covered by the Dodd-Frank Act. General consumer protection laws and regulations adopted at the federal level, however, may impact our business.
From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction. While both beneficial and adverse legislation regulating the rental purchase transaction may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us. In addition, there can be no assurance as to whether changes in the enforcement of existing federal consumer protection laws or regulations or the enactment of new laws or regulations that may unfavorably impact the lease-to-own industry would have a material and adverse effect on us.
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
Risks Relating to Economic Conditions
•We are subject to the risk of pandemics and other threats to public health, such as the novel coronavirus (COVID-19) global pandemic, which could have an adverse effect on our business, financial condition and results of operations and lead to lasting changes in consumer behavior.
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
•We must maintain brands that are recognized and trusted by consumers.
•Our proprietary algorithms and customer lease decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions which could cause these tools to no longer be indicative of our customers’ ability to perform under their lease agreements with us.
•Failure to effectively manage our costs could have a material adverse effect on our profitability.
•We face risks in our Acima retail partner business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center Business store locations. These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations.
•Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
•Our operations are dependent on effective information management systems. Failure of our systems or those of our host retailers could negatively impact our business, financial condition and results of operations.
•If we fail to protect the integrity and security of customer, employee and host retailer information or if our host retailers fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation and our business could be materially and adversely affected.
•The industries in which we operate are highly competitive, which could impede our ability to maintain sales volumes and pricing and have a material adverse effect on our operating results.
•If we are unable to attract, train and retain managerial personnel and hourly associates in our stores and staffed Acima locations, our reputation, sales and operating results may be materially and adversely affected.
•The risks associated with climate change and other environmental impacts and increased focus by stakeholders on environmental issues, including those associated with climate change, could adversely affect our business, financial condition, and operating results.

Risks Relating to Legal and Compliance Matters
•We may be subject to legal or regulatory proceedings from time to time that result in damages, penalties or other material monetary obligations or material restrictions on our business operations, and our use of arbitration agreements may not allow us to avoid costly litigation.
•The outcome of the Consumer Financial Protection Bureau’s (“CFPB”) investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business.
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
Risks Relating to Our Indebtedness and Other Financial Matters
•We have significant indebtedness and the level of our indebtedness could materially and adversely affect us.
•The amount of borrowings permitted under the ABL Credit Facility is limited to the value of certain of our assets, and Rent-A-Center relies in part on available borrowings under the ABL Credit Facility for cash to operate its business, which subjects it to market and counterparty risk, some of which is beyond Rent-A-Center’s control.
•Our organizational documents and our current or future debt instruments contain or may contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center’s stockholders to acquire its stock.
Risks Relating to the Merger
•We may be unable to realize the anticipated benefits of the Merger, including synergies, and expect to incur substantial expenses related to the Merger, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Relating to Economic Conditions
We are subject to the risk of pandemics and other threats to public health, such as the novel coronavirus (COVID-19) global pandemic, which could have an adverse effect on our business, financial condition and results of operations and lead to lasting changes in consumer behavior.
As demonstrated by the COVID-19 global pandemic, we are subject to the risk of pandemics and other threats to public health, and the reactions of governmental authorities to those emergencies. The governmental measures in response to COVID-19 materially and adversely affected workforces, customers, consumer sentiment, economies and financial markets and, along with decreased consumer spending, have led to an economic downturn in many markets. The lease-to-own industry can benefit during recessionary economic cycles or credit constrained environments because it provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering traditional financing options. However, there are no assurances that the continuing or future pandemics will not lead to future government actions negatively impacting our business. In addition, pandemics could lead to lasting changes in consumer behavior detrimental to our business. In the latter part of 2021, we have experienced negative trends in customer behavior following the expiration of the government’s fiscal and monetary stimulus and relief programs, and significant rise in the US consumer price index, resulting in lower payment and higher loss activity; as well as certain other negative trends in our business that we believe to be associated with macro-economic conditions resulting from COVID-19, including a condensed labor market, wage inflation, and global supply chain issues resulting in reduced product availability and rising product costs. At this time, we are unable to predict the full extent to which consumer spending behavior, or other macro-economic trends associated with the pandemic, may adversely impact our business in future periods.
The success of our business is dependent on factors affecting consumer spending that are not under our control.
Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics, inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue or negatively impact consumer payment behavior resulting in higher than expected losses and negatively impacting the business and its financial results.
Risks Relating to Our Vendors, Suppliers and Products
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could materially and adversely affect our business.
Disruptions in our supply chain can and have resulted in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Disruptions within our supply chain network also result in decreased net sales, increased costs and reduced profits. For example, as a result of the impacts of COVID-19 on U.S. and global supply chains and manufacturing operations, we have experienced some delays on our timing or ability to obtain desired merchandise for our business. The impacts of COVID-19 have also affected supply chains of some of Acima’s host retailers, which has led to certain products desired by customers not being available at all or in a timely manner and thereby adversely impacted Acima’s results.
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
We are heavily dependent on data provided by third-party providers. Our lease-to-own business employs a proprietary decisioning algorithm that determines whether or not an application for a lease submitted by a customer will be approved for a lease and the potential amount of the lease. This algorithm depends extensively upon continued access to and timely receipt of reliable data from external sources, such as third-party data vendors. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business would be negatively impacted, which would materially and adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
We must successfully manage our inventory to reflect customer demand and anticipate changing consumer preferences and leasing trends or our revenue and profitability will be materially and adversely affected.
The success of our Rent-A-Center Business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as consumer electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing consumer trends and price shifting, and to maintain an optimal selection of merchandise available for lease at all times. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Rent-A-Center Business depends on our ability to successfully re-lease our inventory of merchandise that are returned by customers of our Rent-A-Center Business or Acima, due to their lease agreements expiring, or otherwise.
Allegations of or actual product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we sell and lease in our Rent-A-Center Business and Acima business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities and expose us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are contain contaminants or impermissible materials, provide inadequate instructions regarding their use or misuse or include inadequate warnings, such as those concerning the materials or their flammability. We do not control the production process of the products we sell and lease, and may be unable to identify a defect or deficiency in a product purchased from a manufacturer before offering it for sale or lease to our customers. Product safety or quality concerns may require us to voluntarily remove selected products from our physical locations or from our customers’ homes or cease offering those products online. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition. In addition, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition if we are unable to recover those losses from the vendor who supplied us with the relevant merchandise.
Risks Relating to Our Strategy and Operations
Our success depends on the effective implementation and continued execution of our strategies.
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. In recent years, we accelerated our virtual growth strategy through the acquisition of Merchants Preferred and launch of our Preferred Lease offering, followed by the completed acquisition of Acima Holdings in the first quarter of 2021, with a focus towards executing on large market opportunities through national and regional retail partners. We intend to capitalize on key differentiators in our virtual offerings, as well as grow our business through expansion in our product verticals, e‑commerce platform and other digital enhancements, improving the customer and retail partner experience and providing consumers with greater opportunities to shop how, when and where they want with the flexibility of our lease-to-own solutions. Our Rent-A-Center Business employs its own growth strategies and seeks to adapt to changing consumer preferences and shopping behaviors while managing its cost structure.
Growth of our business, including through the launch of new product offerings and our intended significant expansion into virtual lease-to-own offerings, requires us to invest in or expand our information and technology capabilities, engage and retain experienced management, invest in our stores and otherwise incur additional costs. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could materially and adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in a material adverse effect on our business and financial results.
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
We must maintain brands that are recognized and trusted by consumers.
Our brands could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance or how we address environmental or social responsibility initiatives, the conduct of our officers, directors, or employees, the actions of a significant partner or other businesses with which we do business, or other causes. The negative impacts of these or other events may be aggravated as consumers and other stakeholders increase or change their expectations regarding the conduct of public companies, sustainability efforts, and corporate responsibility. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees, and lead to greater regulatory scrutiny of our businesses.
Our proprietary algorithms and customer lease decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions which could cause these tools to no longer be indicative of our customers’ ability to perform under their lease agreements with us.
We believe our proprietary customer lease decisioning process to be a key to the success of our business for both Acima and our Rent-A-Center Business. As a result of the shift in operations driven by the COVID-19 pandemic, we accelerated the rollout of centralized lease decisioning processes in our Company-operated Rent-A-Center Business stores. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, impacts to the U.S. economy related to the COVID-19 pandemic and changes in consumer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. For example, we experienced higher losses in the fourth quarter of 2021 due to the impacts of changing consumer payment behaviors following the expiration of governmental stimulus programs. Due to the nature and novelty of the crisis and the governmental and other reactions to the crisis, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient.
We may take advantage of merger and acquisition opportunities from time to time with the intent of advancing our key initiatives, but such activities may not prove successful and may subject us to additional risks.
From time to time, we may take advantage of merger and acquisition opportunities intended to advance our key strategic initiatives. Such merger and acquisition opportunities may involve numerous risks, including the following:
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
Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot assure you that our previous or future acquisitions will be successful and will not materially and adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions, including our acquisition of Acima Holdings in 2021, could materially harm our business and operating results.
Although we believe our Acima segment will be a higher growth business over the long term, we remain highly dependent on the financial performance of our Rent-A-Center Business segment.
Our financial performance has historically been highly dependent on our Rent-A-Center Business segment. Although the Rent-A-Center Business revenues decreased to approximately 44% of our consolidated net revenues for the year ended December 31, 2021 following the acquisition of Acima Holdings, the Rent-A-Center Business segment will remain important to our consolidated results. Any significant decrease in the financial performance of the Rent-A-Center Business segment may have a material adverse effect on our ability to implement our growth strategies.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Consumer spending remains uncertain and our continued profitability is largely dependent on our ability to effectively manage our cost structure. We have experienced and may experience in the future increases in the costs of purchasing certain merchandise from suppliers or retail partners as a result of various factors, including supply/demand trends, tariffs, increases in the prices of certain commodities and increases in shipping costs. We have experienced and may experience in the future increases in labor costs as a result of wage inflation for hourly employees in many regions or increased competition for employees as unemployment rates decline. We have limited or no control over many of these inflationary forces. In addition, due to the competitive environment in our industry and increasing price transparency, we may not be able to recover all or even a portion of such cost increases by increasing our merchandise prices, fees, or otherwise. Even if we are able to increase merchandise prices or fees, those cost increases to our customers could result in reduced demand for our products and services. As a result, the failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer stolen merchandise, other store expenses or indirect spending could materially and adversely affect our profitability.
We face risks in our Acima retail partner business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center Business store locations. These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations.
Our Acima segment offers the lease-to-own transaction through the stores or websites of third-party retailers and, therefore, faces risks different from those that have historically been associated with our traditional lease-to-own business conducted in our Rent-A-Center Business store locations. These potential risks include, among others:
•reliance on the ability of unaffiliated third-party retailers to attract customers and to maintain quality and consistency in their operations and their ability to continue to provide eligible durable goods desired by customers;
•establishing and maintaining relationships with unaffiliated third-party retailers;
•reliance on unaffiliated third-party retailers for many important business functions, from advertising through assistance with lease transaction applications, including, for example, adhering to Acima’s merchant policies and procedures, properly explaining the nature of the lease-to-own transaction to potential customers, properly handling customer inquiries made directly to the retail partner and properly explaining that the transaction is with Acima and not with the third-party retailer;
•increased regulatory focus on the virtual lease-to-own transaction and/or the potential that regulators adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Acima’s ability to offer virtual lease-to-own programs or certain products or services through third-party retail partners, and/or that regulators may attempt to force the application of laws and regulations on Acima’s virtual lease-to-own business or certain products or services in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by us, restrict certain business activities and negatively impact our financial and operational performance;
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable;
•more product diversity within Acima’s merchandise inventory relative to our traditional store-based lease-to-own business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned and which exposes us to risks associated with products with which we have limited experience;
•lower barriers to entry and start-up capital costs to launch a competitor due to the reliance of Acima and its competitors on the store locations and inventories of third-party retailers, and online connections with retailers, rather than incurring the cost to obtain and maintain brick and mortar locations and in-store or in-warehouse inventories;
•indemnification obligations to Acima’s retail partners and their service providers for losses stemming from Acima’s failure to perform with respect to its products and services, to comply with applicable laws or regulations or to take steps to protect its retail partner’s and their customers’ data and information from being accessed or stolen by unauthorized third parties, including through cyber-attacks;
•increased risk of consumer fraud with respect to Acima’s virtual lease-to-own business and e-commerce business as compared to the traditional store-based Rent‑A‑Center Business;
•increased risk of merchant fraud due to the planned growth in retail partners and other merchants from which customers can select products to lease from Acima;

•reduced gross margins compared to the Rent-A-Center Business because Acima purchases merchandise it leases to customers at retail, rather than wholesale, prices;
•operational, financial, regulatory or other risks associated with the development and implementation of new digital technologies that are intended to enhance the customer and retail partner experience and to differentiate Acima from competing consumer offerings, including the Acima direct to consumer ecosystem; and
•the ability of Acima to adequately protect its proprietary technologies or to address any claims of infringement by third parties.
These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations. In addition, these risks have become more significant as a result of the Merger due to the increased size of the Acima segment as a percentage of our overall company.
Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
Although our retail partner business began as a staffed model, our strategy to grow the retail partner business depends on significantly expanding our unstaffed or virtual lease-to-own solution. The acquisitions of Merchants Preferred and Acima Holdings in recent years, including scalable technology offering, robust decision engine, enhanced infrastructure and experienced management team members accelerated the development of our virtual lease-to-own offering. In 2021, we have further executed on our virtual growth strategy through, among other things, continued investments in Acima’s proprietary offerings, technologies and organizational enhancements. We may not realize the intended benefits from these investments and initiatives. If we are unable to maintain and continuously improve our technologies and decisioning methodologies, our business and financial results may be materially and adversely affected.
If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially and adversely affected.
Competition from the e-commerce sector continues to grow and has been accelerated by trends that developed as a result of social restrictions implemented due to COVID-19. To compete in this e-commerce sector, we must be able to innovate and develop technologies and digital solutions that appeal to our customer. We have launched virtual capabilities within our Acima and Rent-A-Center Business segments. There can be no assurance we will be successful in developing the technologies and digital solutions necessary to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce or prevent us from growing our market share, gross and operating margins, and may materially and adversely affect our business and results of operations in other ways.
Our operations are dependent on effective information management systems. Failure of our systems or those of our host retailers could negatively impact our business, financial condition and results of operations.
We utilize integrated information management systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information management systems to perform as designed due to “bugs,” crashes, computer viruses, security breaches, cyberattacks, phishing attacks, internet failures and outages, operator error, or catastrophic events, and any associated loss of data or interruption of such information management systems for a significant period of time could disrupt our business. If the information management systems sustain repeated failures, we may not be able to manage our store operations, which could have a material adverse effect on our business, financial condition and results of operations. We continuously need to improve and upgrade our systems and technology while maintaining their reliability and integrity. We invest in new information management technology and systems and implement modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We take actions and implement procedures designed to ensure the successful implementation of these investments, including the testing of new systems and the transfer of existing data. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. A disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially and adversely affect our business, financial condition and results of operations. Similar risks associated with Acima host retailer information management systems, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.

If we fail to protect the integrity and security of customer, employee and host retailer information or if our host retailers fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation and our business could be materially and adversely affected.
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
Despite instituted safeguards for the protection of such information, our systems are subject to significant risk of compromise from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, misappropriate, destroy or manipulate various types of information that we rely on, including confidential personally identifiable information (“PII”) or other confidential information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or if a third party we are engaged with suffers a breach we could potentially also suffer the from the loss such information. Loss or misuse of customer, employee or retail partner information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, retail partners, regulators and other persons, any of which could have a material adverse effect on our business, financial condition and results of operations. Successful data breaches or other cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could similarly negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and industry standards, fines, penalties, or liability, and costs incurred to prevent or remediate information security breaches, could materially and adversely affect our business. Similar risks associated with Acima host retailers’ failure to protect the integrity and security of customer information, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.
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
Certain categories of products we sell and lease from time to time, including furniture, appliances and electronics such as televisions, computers and smartphones, are the subject of intense competition from a number of types of competitors, including national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and online providers of used goods and merchandise, traditional, “big-box” and e-commerce retailers, Fintech firms and others. These competitors may offer a larger selection of products at more competitive prices than our Rent-A-Center Business and Acima segment. Our competitors may employ aggressive marketing strategies involving frequent sales and discounts, including the use of certain products as “loss leaders” to increase customer traffic. Engaging in these pricing strategies could cause a material reduction in sales revenue and gross margins. Alternatively, we may be unable to or elect not to engage in these pricing strategies, which could decrease our sales volumes. The expansion of digital retail has increased the number and variety of retailers with which we compete, and certain online retailers may have greater brand recognition, social media following and engagement and sophisticated websites than does Rent‑A‑Center. The increasing competition from all of these sources may also reduce the market share held by our Rent-A-Center Business and Acima segments.
The lease-to-own industry faces competition from the retailers and lease-to-own companies mentioned above, including many retailers who offer layaway programs, various types of consumer finance companies, including Buy Now Pay Later, installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Some of these competitors may be willing to offer products and services on an unprofitable basis in an effort to gain market share or be willing to lease certain types of products that we are not willing to or are unable to lease. Additionally, these competitors may be willing to enter into customer leases where services, rather than goods, comprise the significant portion of the lease value, or be willing to engage in other practices related to pricing, compliance, and other areas in which we are not willing to or cannot engage.
Our Acima business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Acima product in favor of those of our competitors, or to offer the Acima product and the products of our competitors simultaneously at the same store locations, which could slow growth in the Acima business and limit or reduce profitability. Furthermore, Acima’s virtual lease to own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on retail partner relationships that may prove to be more successful.
We may be unable to retain key employees.
The success of Rent-A-Center depends in part upon its ability to retain its executive leadership, management team and other key employees. Key personnel may depart because of a variety of reasons. The loss of these individuals without adequate replacement could materially and adversely affect our ability to sustain and grow our business. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially and adversely affect our operations.
If we are unable to attract, train and retain managerial personnel and hourly associates in our stores and staffed Acima locations, our reputation, sales and operating results may be materially and adversely affected.
Our workforce is comprised primarily of employees who work on an hourly basis. We rely on our sales associates in our store locations and staffed Acima locations to provide customers with an enjoyable and informative shopping experience and to help ensure the efficient processing and delivery of products. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. We compete with other retail businesses as well as restaurants for many candidates for employment at our store locations and staffed Acima locations. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. Our ability to control labor costs is also subject to numerous external factors and compliance with regulatory structures, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our employees. If we are unable to attract and retain quality employees at reasonable cost, or fail to comply with the regulations and laws impacting personnel, it could have a material adverse effect on our business, financial condition and results of operations.
Acts of nature, whether due to climate change or otherwise, can disrupt our operations and those of our retail partners.
Our store operations, as well as those of our retail partners at Acima, are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations, including in Mexico, Florida, Louisiana and Texas, and may, depending upon the location and severity of such events, materially and unfavorably impact our business continuity. We cannot guarantee that the amount of any hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we may maintain from time to time would cover any or all damages caused by any such event.
The risks associated with climate change and other environmental impacts and increased focus by stakeholders on environmental issues, including those associated with climate change, could adversely affect our business, financial condition, and operating results.
Climatologists predict the long-term effects of climate change and global warming will result in the increased frequency, intensity, and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’

costs and the production of products leased at our stores. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores.
In addition, concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. These requirements may lead to an increase in tax, transportation, and utility expenses.
Lastly, there is increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment. In addition, our host retailers in our Acima segment may face similar risks, which could adversely impact the performance of our Acima results.
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
If we were not able to send or accept electronic payments, our business and financial results could be adversely affected.
We rely on access to various financial networks to process payments received from our customers. These include credit card and debit card networks and the Automated Clearing House (ACH) network. Our ability to participate in these networks depends on our compliance with applicable laws and regulations and with the complex rules of each network and any related industry supervisory groups. If we fail to comply with legal requirements or rules and best practices established by a network or industry group, including those related to data security, we could be assessed significant monetary fines and other penalties, including, in certain cases, the termination of our right to use the applicable network or system. Such fines and penalties, and any disruption in or termination of our ability to process customer payments electronically, could materially adversely affect our business and our brand.
Risks Relating to Legal and Compliance Matters
We may be subject to legal or regulatory proceedings from time to time that result in damages, penalties or other material monetary obligations or material restrictions on our business operations, and our use of arbitration agreements may not allow us to avoid costly litigation.
In addition to laws and regulations regarding our lease‑to‑own transactions, we are subject to consumer protection and data privacy laws and other laws and regulations. As we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of additional statutes and regulatory requirements not presently applicable to our operations. We have defended against, continue to defend against, and may in the future defend against, legal and regulatory proceedings from time to time, including class action lawsuits and regulatory enforcement proceedings alleging various regulatory violations. We have incurred and may in the future incur significant damages, fines, penalties, obligations to post bonds pending appeal or legal fees or expenses in connection with such legal and regulatory proceedings or may pay significant amounts to settle legal or regulatory proceedings, which could materially and adversely affect our liquidity and capital resources. The failure to pay any material judgment would constitute a default under the ABL Credit Facility, the Term Loan Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”) and the Notes (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”). In addition, we may become subject to significant restrictions on or changes to our business practices, operations or methods, including pricing or similar terms, as a result of existing or future governmental or other proceedings or settlements, any of which could significantly harm our reputation, both with consumers as well as with retail partners and materially and adversely affect our business, prospects and financial condition.
In an attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. However, in addition to opt-out provisions contained in such agreements, judicial, regulatory or legislative actions may restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes. See Note M in this Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
The outcome of the Consumer Financial Protection Bureau’s (“CFPB”) investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business.
Prior to the execution of the Merger Agreement, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID is to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. We are fully cooperating with the CFPB investigation and are continuing to produce records in response to requests of the CFPB. The CFPB has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation.
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
There can be no assurance that the CID will be finally resolved prior to the release to the former owners of Acima of the escrowed funds reserved therefor, or that such escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
Federal and state regulatory authorities are increasingly focused on the lease‑to‑own industry and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could require us to alter our business practices in a manner that may be materially adverse to us.
Although there is currently no comprehensive federal legislation regulating rental purchase transactions, federal regulatory authorities such as the United States Federal Trade Commission and the CFPB are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates and adverse federal legislation may be enacted in the future. Any federal agency, or any state regulatory authority, may propose and adopt new regulations or interpret existing regulations in a manner that could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance or to alter our business practices in a manner that reduces the economic potential of our operations. Any such new laws, regulations or interpretations could include, by way of example only, those that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business. In addition, federal and state regulators are increasingly holding businesses operating in the lease-to-own industry to higher standards of monitoring, disclosure and reporting, notwithstanding the adoption of any new laws or regulations applicable to our industry. Furthermore, regulators and courts may apply laws or regulations to our businesses in incorrect, inconsistent or unpredictable ways that may make our compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely affect the manner in which we operate. In addition, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Rent‑A‑Center to “headline risks” whereby media attention to these matters could negatively impact our business in a particular region or in general or investor sentiment and may materially and adversely affect our share price. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability. See Note M in this Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
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
Similar to other consumer transactions, our rental purchase transaction is also governed by various federal and state consumer protection statutes, in addition to the rental purchase statutes under which we operate, that provide various consumer remedies, including monetary penalties, for violations. In our history, we have been the subject of litigation alleging that we have violated some of these statutory provisions and the consumer practices of Acima are currently the subject of an investigation by the CFPB (see “—The outcome of the Consumer Financial Protection Bureau’s investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business” below) and a multi-state attorneys general inquiry. See Note M in this Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
Laws and regulations regarding information security and data collection, use and privacy are increasingly rigorous and subject to change, which may cause us to incur significant compliance costs.
The regulatory environment related to information security and data collection, use and privacy is increasingly rigorous, with new and constantly changing requirements applicable to certain aspects of our business, including our collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, our credit reporting practices, and the manner in which we process and store certain customer, employee and other information. All states have adopted laws requiring the timely notification to individuals and, at times, regulators, the media or credit reporting agencies, if a company experiences the unauthorized access or acquisition of PII. Many states have enacted additional data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of PII and other information. For instance, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, contains, among other things, new disclosure obligations for businesses that collect PII from California residents and affords those individuals numerous rights relating to their PII. The CCPA has changed the manner in which we collect, store and use consumer data and has resulted in increased regulatory oversight, litigation risks and costs of compliance. Furthermore, a California ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (the “CPRA”) was passed in November 2020 and will take effect in January 2023 (with respect to information collected from and after January 2022). The CPRA will significantly modify the CCPA, including by creating a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Moreover, other states have adopted and may continue to adopt privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. These costs, including others relating to increased regulatory oversight and compliance, could materially and adversely affect our business. In addition, given that privacy and customer data protection laws may be interpreted and applied inconsistently and are in a state of flux that varies by jurisdiction, our data protection policies and practices may not be consistent with the most recent interpretations and applications of such laws at all times. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and materially and adversely affect our operating results.
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
Certain consumer advocacy groups, media reports and federal and state regulators and legislators have asserted that laws and regulations regarding lease-to-own transactions should be broader and more restrictive. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories seeking to borrow money to finance purchases. This “cost-of-rental” amount, which is generally defined as total lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the fundamental difference between a credit transaction and a lease transaction, the fact that consumers can return their leased merchandise at any time without penalty or further payment obligations or the numerous other benefits to consumers of lease-to-own programs compared to traditional financing, or the lack of viable alternatives available to many of these consumers to obtain critical household items. If the negative characterization of lease-to-own transactions becomes increasingly accepted by consumers or our retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of lease‑to‑own transactions is accepted by regulators and legislators, our business may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by our competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in Rent-A-Center being perceived as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.

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
The success of our lease-to-own model depends in large part on our proprietary decisioning algorithm, our e‑commerce platform and other proprietary technologies that we currently have or may develop in the future, including the Acima ecosystem. To protect our intellectual property rights, we rely, or may from time to time rely, on a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors and other third parties with whom we have relationships. However, our efforts to protect our intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of our intellectual property or proprietary information, which could result in a loss of our competitive advantage. In addition, any of our intellectual property rights may be challenged, which could result in their being narrowed in scope or declared invalid or unenforceable. We may litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which could be expensive and cause a diversion of resources and ultimately may not be successful.
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
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Acima and e-commerce businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various business activities. Failure to comply with such statutes, or a successful assertion by a jurisdiction requiring us to collect taxes in a location or for transactions where we presently do not, could result in substantial tax liabilities, including for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially. For instance, following a United States Supreme Court decision in June 2018, states may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state. Our Acima business may become subject to additional taxes if state or municipal legislatures adopt tax reform that subjects our lease-to-own transactions originated at the locations of Acima’s retail partners to taxation in that jurisdiction, despite Rent‑A‑Center having no physical presence in that jurisdiction. As governments increasingly search for ways to increase revenues, states may adopt tax reform or take other legislative action designed to raise tax revenues, including by expanding the scope of transactions subject to taxation or by increasing applicable tax rates, or may adversely interpret existing sales, income and other tax regulations. Such changes could subject our business to new or increased tax obligations, which could have a material adverse effect on our results of operations.
Risks Relating to Our Indebtedness and Other Financial Matters
We have significant indebtedness and the level of our indebtedness could materially and adversely affect us.
As of December 31, 2021, our total indebtedness was approximately $1.61 billion. We also had undrawn commitments available for borrowings of an additional $174 million under the ABL Credit Facility (after giving effect to approximately $86 million of outstanding letters of credit).
Notwithstanding the increase in our total indebtedness following our acquisition of Acima Holdings, we expect to continue to evaluate the possibility of acquiring additional businesses and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings. As a result, our indebtedness could further increase, and the related risks that we face could intensify.
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
As of December, 2021, the annual cash interest payments on our indebtedness are approximately $51 million, which could fluctuate depending on changes in interest rates. We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on our indebtedness through our cash flows from operations. However, our ability to generate sufficient cash flow from operations and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control, and there can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates will increase our interest expense and our debt service obligations on the variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2021, approximately $1,158 million of our indebtedness was variable rate indebtedness and, assuming all loans were fully drawn, each quarter‑point (0.25%) change in interest rates would result in an additional $2.9 million annualized pretax charge or credit to our Consolidated Statement of Operations. As of the date of this Annual Report on Form 10-K, we have not entered into any interest rate swap agreements. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.
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
Rent-A-Center’s organizational documents contain provisions that authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law, which prohibits persons that acquire, or are affiliated with any person that acquires, more than 15% of our outstanding common stock from engaging in any business combination with Rent‑A‑Center for a three-year period following the date of such acquisition, subject to limited exceptions. Furthermore, the terms of our indebtedness include various change in control provisions which, in the event of a change in control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change in control involving us, whether favored or opposed by our management or our stockholders. For instance, the consummation of any such transaction in certain circumstances may require the redemption or repurchase of the Notes, and there can be no assurance that we or the potential acquiror will have sufficient financial resources to affect such a redemption or repurchase.
Risks Relating to the Merger
We may be unable to realize the anticipated benefits of the Merger, including synergies, and expect to incur substantial expenses related to the Merger, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to realize potential revenue and cost synergies as a result of the Merger. In addition to the purchase price we paid in connection with the Merger, we incurred certain one-time costs to achieve these synergies. In addition, while we believe these synergies are achievable, our ability to achieve such estimated synergies and the timing of achieving any such synergies is subject to various assumptions by our management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such synergies. As a consequence, we may not be able to realize all of these synergies within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger and materially and adversely affect our business, financial condition and results of operations.
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
There can be no assurance as to the dividends that we may pay on our common stock or as to future stock repurchases.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have paid quarterly cash dividends on our common stock since 2019, we are not required to declare or pay any dividends and there may be circumstances under which we may be unable to declare and pay dividends or repurchase our shares under applicable Delaware law or due to the impact of restrictive covenants in our debt agreements. In addition, we may elect to eliminate or reduce our common stock dividend or cease to engage in stock repurchases in the future for any reason. Any elimination of or reduction in the amount of our common stock dividend or the failure to implement future stock repurchases could materially and adversely affect the market price of our common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2029. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed formulas. Store sizes average approximately 4,800 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our Acima kiosks occupy space without charge in the retailer's location with no lease commitment.
We believe suitable store space generally is available for lease and we would be able to relocate any of our stores or support facilities without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores or support facilities, as necessary.
Item 3. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please reference Note M in the Notes to our Financial Statements for additional discussion of certain of our legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering.
As of February 21, 2022, there were approximately 46 record holders of our common stock.
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
Repurchases of Equity Securities
In early December 2021, our Board of Directors authorized a new stock repurchase program for up to $500.0 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. Under the December 2021 Program, 2,829,700 shares of our common stock were repurchased for an aggregate purchase price of approximately $140.0 million and $360.0 million remains available for repurchases. Under previous repurchase programs, 5,069,108 shares of our common stock were repurchased for an aggregate purchase price of $250.0 million during 2021. During 2020, 1,463,377 shares of our common stock were repurchased for an aggregate purchase prices of $26.6 million.
The following table presents information with respect to purchases of our common stock the Company made during the six months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)
August 1, 2021 - August 31, 2021	160,408	$59.14	160,408	$240.5
September 1, 2021 - September 30, 2021	175,100	$60.26	175,100	$230.0
October 1, 2021 - October 31, 2021	979,700	$55.08	979,700	$176.0
November 1, 2021 - November 30, 2021	3,426,600	$46.90	3,426,600	$15.3
December 1, 2021 - December 31, 2021	3,157,000	$49.22	3,157,000	$360.0
Recent Sales of Unregistered Securities
On February 17, 2021, we completed the acquisition of Acima Holdings and issued to the former owners of Acima an aggregate of 10,779,923 shares of our common stock, with a value of $51.14 per share based on the closing price of our common stock on the date of closing. The offer, sale, and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2016, and dividends, if any, were reinvested for all years ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Rent-A-Center, Inc., the NASDAQ Composite Index, and S&P 1500 Specialty Retail Index

500
400
300
200
100
0
12/16
12/17
12/18
12/19
12/20
12/21
Rent-A-Center, Inc.
NASDAQ Composite
S&P 1500 Specialty Retail Index

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Objective
We report financial operating performance under four operating segments, including our Rent-A-Center Business segment, which represents our company-owned stores and e-commerce platform through rentacenter.com; our Acima segment (formerly Preferred Lease), which includes our virtual and staffed business models; and our Mexico and Franchising segments.
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
For similar historical operating and financial data and discussion of our twelve months ended December 31, 2020 results compared to our twelve months ended December 31, 2019 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10 K incorporated herein by reference, which was filed with the SEC on March 1, 2021.
Recent Developments
Acima Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings and issued to the former owners of Acima an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”), with a value of $51.14 per share based on the closing price of our common stock on the date of closing, and paid to them aggregate cash consideration of $1,273.3 million (the “Aggregate Cash Consideration”). Under the terms of the definitive agreement, $50 million of the Aggregate Cash Consideration was placed into escrow at closing to cover certain potential tax and regulatory indemnification obligations of the former owners of Acima Holdings under the agreement. Although we currently believe the escrow holdback amount, which serves as our sole recourse with respect to any indemnifiable claims, will be sufficient to cover any such potential tax and regulatory matters, there is no assurance that any actual payments by us with respect to such matters will not exceed the escrow holdback amount.
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
Dividends. On December 2, 2021, we announced that our board of directors approved an increase of approximately 10% in the quarterly cash dividend to $0.34 per share for the first quarter of 2022. The dividend was paid on January 13, 2022 to our common stockholders of record as of the close of business on December 16, 2021.
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

Despite the recent availability of COVID-19 vaccines in 2021, the number of COVID-19 cases has increased at various times throughout 2021 including as the result of the appearance of new variants resulting in certain governmental authorities imposing or re-imposing certain restrictions on businesses. As of February 21, 2022, all locations in our Rent-A-Center Business, Franchising and Mexico operating segments and staffed Acima locations are providing full in-store services subject to local requirements for sanitization, social distancing, face masks and capacity limitations and, in Mexico, certain restrictions regarding hours of operation.
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
The lease-to-own industry can benefit during recessionary economic cycles or credit constrained environments because it provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering more traditional financing options. However, there are no assurances we will not be subject to future government actions negatively impacting our business as the pandemic progresses. In addition, in the latter part of 2021, we have experienced negative trends in customer behavior following the expiration of government stimulus and relief programs, and significant rise in the US consumer price index, resulting in lower payment and higher loss activity; as well as certain other negative trends in our business that we believe to be associated with macro-economic conditions resulting from COVID-19, including a condensed labor market, wage inflation, and global supply chain issues resulting in reduced product availability and rising product costs. At this time, we are unable to predict the full extent to which consumer spending behavior, or other macro-economic trends associated with the pandemic, may impact our business in future periods.
See “Risk Factors” in Part I, Item 1A for additional discussion of operational impacts to our business and additional risks associated with COVID-19.
Results of Operations
Overview
The following briefly summarizes certain of our financial information for the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020.
During the twelve months ended December 31, 2021, consolidated revenues increased approximately $1.769.3 million, primarily due to the acquisition of Acima Holdings, in addition to an increase in same store sales in our Rent-A-Center Business. Operating profit increased approximately $43.2 million for the twelve months ended December 31, 2021, primarily due to the acquisition of Acima Holdings and increased operating profit of the Acima and Rent-A-Center Business segments, partially offset by one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.
Revenues in our Rent-A-Center Business segment increased approximately $185.2 million for the twelve months ended December 31, 2021, primarily due to an increase in same store sales revenue driven by growth in e-commerce sales and strong lease portfolio performance, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020 which are no longer reflected in the Rent-A-Center Business segment revenues. Operating profit increased $115.5 million for the twelve months ended December 31, 2021, driven primarily by increased operating leverage as a result of higher revenues, partially offset by higher operating expenses.
The Acima segment revenues increased approximately $1,517.9 million for the twelve months ended December 31, 2021, driven primarily by the acquisition of Acima Holdings. Operating profit increased approximately $118.6 million for the twelve months ended December 31, 2021, driven by higher revenue due to the acquisition of Acima Holdings and stronger lease performance, partially offset by depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings.

The Mexico segment revenues increased by 21.4% for the twelve months ended December 31, 2021, contributing to an increase in gross profit of 20.9%, or $7.5 million. Operating profit increased $2.1 million for the twelve months ended December 31, 2021.
Revenues for the Franchising segment increased $55.3 million for the twelve months ended December 31, 2021, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during the fourth quarter of 2020 and higher inventory purchases by franchisees. Operating profit increased $7.8 million for the twelve months ended December 31, 2021.
Cash flow from operations was $392.3 million for the twelve months ended December 31, 2021. As of December 31, 2021, we held $108.3 million of cash and cash equivalents and outstanding indebtedness of $1.61 billion.

The following table is a reference for the discussion that follows.

	Year Ended December 31,		2021-2020 Change
(Dollar amounts in thousands)	2021	2020	$	%
Revenues
Store
Rentals and fees	$3,522,453	$2,263,091	$1,259,362	55.6%
Merchandise sales	829,222	378,717	450,505	119.0%
Installment sales	73,585	68,500	5,085	7.4%
Other	4,148	3,845	303	7.9%
Total store revenues	4,429,408	2,714,153	1,715,255	63.2%
Franchise
Merchandise sales	126,856	80,023	46,833	58.5%
Royalty income and fees	27,187	20,015	7,172	35.8%
Total revenues	4,583,451	2,814,191	1,769,260	62.9%
Cost of revenues
Store
Cost of rentals and fees	1,260,434	655,612	604,822	92.3%
Cost of merchandise sold	935,765	382,182	553,583	144.8%
Cost of installment sales	25,637	24,111	1,526	6.3%
Total cost of store revenues	2,221,836	1,061,905	1,159,931	109.2%
Franchise cost of merchandise sold	126,603	80,134	46,469	58.0%
Total cost of revenues	2,348,439	1,142,039	1,206,400	105.6%
Gross profit	2,235,012	1,672,152	562,860	33.7%
Operating expenses
Store expenses
Labor	644,763	579,125	65,638	11.3%
Other store expenses	770,073	609,370	160,703	26.4%
General and administrative expenses	194,894	153,108	41,786	27.3%
Depreciation, amortization and write-down of intangibles	54,830	56,658	(1,828)	(3.2)%
Other charges	289,913	36,555	253,358	693.1%
Total operating expenses	1,954,473	1,434,816	519,657	36.2%
Operating profit	280,539	237,336	43,203	18.2%
Debt refinancing charges	15,582	—	15,582	100.0%
Interest, net	70,653	14,557	56,096	385.4%
Earnings before income taxes	194,304	222,779	(28,475)	(12.8)%
Income tax expense	59,364	14,664	44,700	304.8%
Net earnings	$134,940	$208,115	$(73,175)	(35.2)%

Comparison of the Years Ended December 31, 2021 and 2020
Store Revenue. Total store revenue increased by $1,715.2 million, or 63.2%, to $4,429.4 million for the year ended December 31, 2021, from $2,714.2 million for 2020. This increase was primarily due to increases of approximately $1,517.9 million and $185.2 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2021 increased by $604.8 million, or 92.3%, to $1,260.4 million, as compared to $655.6 million in 2020. This increase in cost of rentals and fees was primarily attributable to an increase of $558.8 million and $43.2 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment

Performance” section below. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 35.8% for the year ended December 31, 2021 as compared to 29.0% in 2020.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $553.6 million, or 144.8%, to $935.8 million for the year ended December 31, 2021, from $382.2 million in 2020, attributable to increases of $551.4 million and $1.6 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below. The gross margin percent of merchandise sales decreased to (12.8)% for the year ended December 31, 2021, from (0.9)% in 2020.
Gross Profit. Gross profit increased by $562.8 million, or 33.7%, to $2,235.0 million for the year ended December 31, 2021, from $1,672.2 million in 2020, due primarily to an increase of $407.7 million and $138.8 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue decreased to 48.8% in 2021, as compared to 59.4% in 2020, primarily due to the acquisition of Acima Holdings which maintains a different lease merchandise depreciation policy resulting in lower gross margins.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor increased by $65.7 million, or 11.3%, to $644.8 million for the year ended December 31, 2021, as compared to $579.1 million in 2020, primarily attributable to increases of $33.8 million and $29.3 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below. Store labor expressed as a percentage of total store revenue was 14.6% for the year ended December 31, 2021, as compared to 21.3% in 2020.
Other Store Expenses. Other store expenses include charge-offs due to customer stolen merchandise and occupancy, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses increased by $160.7 million, or 26.4%, to $770.1 million for the year ended December 31, 2021, as compared to $609.4 million in 2020, primarily attributable to a increases of $144.2 million and $13.1 million in the Acima and Rent-A-Center Business segments, as discussed further in the “Segment Performance” section below. Other store expenses expressed as a percentage of total store revenue were 17.4% for the year ended December 31, 2021, compared to 22.5% in 2020.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $41.8 million, or 27.3%, to $194.9 million for the year ended December 31, 2021, as compared to $153.1 million in 2020, primarily due to higher labor overhead as a result of the acquisition of Acima Holdings and higher incentive compensation in 2021, combined with the impact of cost savings initiatives implemented in response to COVID-19 in 2020. General and administrative expenses expressed as a percentage of total revenue were 4.3% for the year ended December 31, 2021, compared to 5.4% in 2020.
Other charges. Other charges increased by $253.3 million to $289.9 million in 2021, as compared to $36.6 million in 2020. Other charges for the year ended December 31, 2021 primarily included stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, depreciation and amortization of acquired software and intangible assets, legal settlement reserves, and other one-time transaction and integration costs related to the acquisition of Acima Holdings. Other charges for the year ended December 31, 2020 primarily related to a loss on the sale of our stores in California, expenses related to the Merger and the related financing transactions, legal settlement and state sales tax assessment reserves, cost savings initiatives, inventory losses resulting from damage related to looting, employee payroll and sanitation costs in connection with COVID-19, store closure impacts, and asset disposals, partially offset by proceeds from the sale of a legal antitrust claim, rent abatements, and insurance proceeds related to hurricane Maria in 2017.
Operating Profit. Operating profit increased $43.2 million, or 18.2%, to $280.5 million for the year ended December 31, 2021, as compared to $237.3 million in 2020, primarily due to increases in revenue and gross profit, offset by increases in operating expenses as described above. Operating profit expressed as a percentage of total revenue was 6.1% for the year ended December 31, 2021, compared to 8.4% in 2020. Excluding Other charges, operating profit was $570.5 million, or 12.4% of revenue for the year ended December 31, 2021, compared to $273.9 million or 9.7% of revenue for the comparable period of 2020.
Income Tax Expense. Income tax expense for the twelve months ended December 31, 2021 was $59.4 million, as compared to $14.7 million in 2020. The effective tax rate was 30.6% for the twelve months ended December 31, 2021, compared to 6.6% in 2020. The increase in income tax expense for the twelve months ended December 31, 2021 compared to 2020 was primarily related to the 2020 tax benefit of net operating loss carrybacks at a 35% tax rate as a result of changes from the Coronavirus Aid

Relief and Economic Security Act, enacted on March 27, 2020 (the “CARES Act”) and the release of domestic and foreign tax valuation allowances.
Comparison of the Years Ended December 31, 2020 and 2019
For similar operating and financial data and discussion of our year ended December 31, 2020 results compared to our year ended December 31, 2019 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.
Segment Performance
Rent-A-Center Business segment.

	Year Ended December 31,		2021-2020 Change
(Dollar amounts in thousands)	2021	2020	$	%
Revenues	$2,037,849	$1,852,641	$185,208	10.0%
Gross profit	1,433,536	1,294,695	138,841	10.7%
Operating profit	448,905	333,379	115,526	34.7%
Change in same store revenue				15.4%
Stores in same store revenue calculation				1,730
Revenues. The increase in revenue for the year ended December 31, 2021 was primarily due to an increase in same store sales revenue driven by growth in e-commerce sales and higher portfolio balance, partially offset by the impact of refranchising approximately 100 stores in California in the fourth quarter of 2020.
Gross Profit. Gross profit increased in 2021 primarily due to the increases in revenue described above. Gross profit as a percentage of segment revenues increased to 70.3% in 2021 from 69.9% in 2020.
Operating Profit. Operating profit as a percentage of segment revenues was 22.0% for 2021 compared to 18.0% for 2020. The increase in operating profit for the year ended December 31, 2021 was driven primarily by higher revenues, partially offset by higher loss rates and higher labor expense. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.4% for the year ended December 31, 2021, compared to 3.0% in 2020. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.6% for the year ended December 31, 2021, compared to 1.5% in 2020.
Acima segment.

	Year Ended December 31,		2021-2020 Change
(Dollar amounts in thousands)	2021	2020	$	%
Revenues	$2,328,089	$810,151	$1,517,938	187.4%
Gross profit	728,852	321,110	407,742	127.0%
Operating profit	176,496	57,847	118,649	205.1%
Revenues. The increase in revenue for the year ended December 31, 2021 compared to 2020 was driven primarily by the acquisition of Acima Holdings in February 2021.
Gross Profit. Gross profit as a percentage of segment revenue decreased to 31.3% in 2021 as compared to 39.6% in 2020, primarily due to the acquisition of Acima Holdings which maintains a different lease merchandise depreciation policy resulting in lower gross margins.
Operating Profit. Operating profit as a percentage of segment revenues increased to 7.6% for the year ended December 31, 2021, compared to 7.1% in 2020. Operating profit margin increased for the year ended December 31, 2021, as compared to 2020, primarily driven by higher revenues, partially offset by increases in operating expenses due to the acquisition of Acima Holdings, including amortization of acquired intangible assets. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.6% in 2021 as compared to 13.3% in 2020. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.0% and 0.4% in 2021 and 2020, respectively.
Mexico Segment.

	Year Ended December 31,		2021-2020 Change
(Dollar amounts in thousands)	2021	2020	$	%
Revenues	$61,403	$50,583	$10,820	21.4%
Gross profit	43,117	35,665	7,452	20.9%
Operating profit	7,858	5,798	2,060	35.5%
Change in same store revenue				13.6%
Stores in same store revenue calculation				114
Revenues. Revenues for 2021 were positively impacted by exchange rate fluctuations of approximately $3.1 million, as compared to 2020. On a constant currency basis, revenues for the year ended December 31, 2021 increased approximately $7.7 million.
Gross Profit. Gross profit for the year ended December 31, 2021 was positively impacted by exchange rate fluctuations of approximately $2.2 million, as compared to 2020. On a constant currency basis, gross profit for the year ended December 31, 2021 increased approximately $5.2 million. Gross profit as a percentage of segment revenues decreased to 70.2% in 2021, compared to 70.5% in 2020.
Operating Profit. Operating profit for the year ended December 31, 2021 was positively impacted by exchange rate fluctuations of approximately $0.4 million, compared to 2020. On a constant currency basis, operating profit for the year ended December 31, 2021 increased approximately $1.7 million. Operating profit as a percentage of segment revenues increased to 12.8% in 2021, compared to 11.5% in 2020.
Franchising segment.

	Year Ended December 31,		2021-2020 Change
(Dollar amounts in thousands)	2021	2020	$	%
Revenues	$156,110	$100,816	$55,294	54.8%
Gross profit	29,507	20,682	8,825	42.7%
Operating profit	20,321	12,570	7,751	61.7%
Revenues. Revenues increased for the year ended December 31, 2021, compared to 2020, primarily due to a higher store count, resulting from the refranchising of approximately 100 California stores during 2020 and higher inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 18.9% in 2021 from 20.5% in 2020, primarily due to a lower percentage of royalty income and fees included in franchise revenues.
Operating Profit. Operating profit as a percentage of segment revenues increased to 13.0% in 2021 from 12.5% for 2020, primarily due to an increase in gross profit.
Liquidity and Capital Resources
Overview. For the year ended December 31, 2021, we generated $392.3 million in operating cash flow. We used cash in the amount of $1,273.5 million for acquisitions, $390.1 million for share repurchases, $369.1 million for debt repayments, $71.5 million for dividends, $62.5 million for capital expenditures, and $47.6 million in debt issuance costs, offset by cash proceeds from indebtedness of $1,780.0 million. We ended the year with $108.3 million of cash and cash equivalents and outstanding indebtedness of $1.61 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $155.8 million to $392.3 million in 2021 from $236.5 million in 2020, primarily due to the acquisition of Acima Holdings, partially offset by cost savings initiatives implemented by the Company in response to COVID-19 and benefits stemming from the CARES Act in 2020.
Cash used in investing activities was $1,336.0 million in 2021, compared to $20.6 million in 2020, primarily due to the acquisition of Acima Holdings in February 2021, and increase in capital expenditures of $27.9 million.

Cash provided by (used in) financing activities was $892.8 million in 2021, compared to $(126.7) million in 2020, representing a change of $1.0 billion, due to an increase in debt proceeds of $1.6 billion primarily used to fund the acquisition of Acima Holdings in February 2021, partially offset by increases in share repurchases of $363.5 million, and debt repayments of $129.1 million during the twelve months ended December 31, 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, dividends and share repurchases. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months. At February 21, 2022, we had approximately $123.1 million in cash on hand, and $290.0 million available under our ABL Credit Facility.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $349 million for us in 2021. We estimate the remaining tax deferral associated with bonus depreciation from these Acts is approximately $402 million at December 31, 2021, of which approximately 80%, or $320 million, will reverse in 2022, and the majority of the remainder will reverse between 2023 and 2024.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Customer stolen merchandise(1)(2)	$298,533	$174,527	$158,324
Other merchandise losses(3)	33,380	30,660	25,830
Total merchandise losses	$331,913	$205,187	$184,154
(1)Increase in customer stolen merchandise in 2021 is primarily related to the acquisition of Acima Holdings in the first quarter of 2021.
(2)Includes incremental merchandise losses related to the conversion of Preferred Lease locations to Acima Holdings software in 2021, and impacts of COVID-19 in 2020.
(3)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $62.5 million, $34.5 million and $21.2 million on capital expenditures in the years 2021, 2020 and 2019, respectively.

Acquisitions and New Location Openings. During 2021, we acquired one rent-to-own store location and customer accounts from a franchisee for an aggregate purchase price of approximately $0.3 million. The store location remained open upon acquisition as part of our Rent-A-Center Business segment.
The tables below summarize the location activity for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,845	121	462	2,428
New location openings	6	2	8	16
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(6)	—	—	(6)
Sold or closed with no surviving location	—	—	(3)	(3)
Locations at end of period(1)	1,846	123	466	2,435
Acquired and remains open	1	—	—	1
Total approximate purchase price (in millions)	$0.3	$—	$—	$0.3
(1) Does not include locations in our Acima segment.

	Year Ended December 31, 2020
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,973	123	372	2,468
Conversions	(99)	—	99	—
Closed locations
Merged with existing locations	(28)	(2)	—	(30)
Sold or closed with no surviving location	(1)	—	(9)	(10)
Locations at end of period(1)	1,845	121	462	2,428
Acquired locations closed and accounts merged with existing locations	2	—	—	2
Total approximate purchase price (in millions)	$0.7	$—	$—	$0.7
(1) Does not include locations in our Acima segment.

	Year Ended December 31, 2019
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	2,158	122	281	2,561
New location openings	—	1	2	3
Conversions	(97)	—	97	—
Closed locations
Merged with existing locations	(84)	—	—	(84)
Sold or closed with no surviving location	(4)	—	(8)	(12)
Locations at end of period(1)	1,973	123	372	2,468
Acquired locations closed and accounts merged with existing locations	4	—	—	4
Total approximate purchase price (in millions)	$0.5	$—	$—	$0.5
(1) Does not include locations in our Acima segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%, which margin, as of February 21, 2022, was 1.875%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on September 21, 2021, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity. The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of the Company and the subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by the Company and the Company’s material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan Facility was fully drawn at the closing of the Acima Holdings acquisition to fund a portion of the Aggregate Cash Consideration, repay certain of our and our subsidiaries' outstanding indebtedness, repay all outstanding indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Acima Holdings acquisition. A portion of such proceeds were used to repay $197.5 million outstanding under our prior term loan facility, dated as of August 5, 2019, among us, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Prior Term Loan Facility”), which Prior Term Loan Facility was terminated in connection with such repayment. At February 21, 2022, we had outstanding borrowings of $868.4 million under the Term Loan Facility.
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

Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2029. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of December 31, 2021, our total remaining obligation for existing store lease contracts was approximately $340.7 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. As of December 31, 2021, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $0.8 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. As of December 31, 2021, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $1.3 million.
Reference Note G of our consolidated financial statements for additional discussion of our store operating leases.
Uncertain Tax Position. As of December 31, 2021, we have recorded $6.5 million in uncertain tax positions. Although these positions represent a potential future cash liability to the Company, the amounts and timing of such payments are uncertain. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.8 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share as of December 31, 2021.
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
As of December 31, 2021, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $82.6 million, as compared to $88.3 million at December 31, 2020. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center Business and staffed Acima locations is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. In addition, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Beginning in 2016, smartphones are depreciated over an 18-month straight-line basis beginning with the earlier of on rent or 90 consecutive days on held for rent. Depreciation of merchandise in our virtual business is recognized using a straight-line method over the term of the lease contract.
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair. If a customer does not return merchandise on-rent or make a payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 120th day in our Acima virtual business and 150th day in our Acima staffed locations. We maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2021 and 2020, the reserve for merchandise losses was $98.2 million and $58.1 million, respectively.
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
During the period from our 2020 goodwill impairment assessment through the third quarter 2021, we periodically analyzed whether any indicators of impairment had occurred, including by comparing the estimated fair value of the Company, as determined based on our consolidated stock price, to its net book value. As the estimated fair value of the company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2021, concluding it was not more likely than not that the carrying value of net assets of our reporting units exceeded their fair value.
At December 31, 2021 and 2020, the amount of goodwill allocated to the Rent-A-Center Business segment was $1.5 million. At December 31, 2021 and 2020, the amount of goodwill allocated to the Acima segment was $288.3 million and $68.7 million, respectively.
Acquisitions. On February 17, 2021, we completed the acquisition of Acima Holdings. In accordance with the acquisition agreement, we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (“Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). The aggregate purchase price was approximately $1.4 billion, including net cash consideration of approximately $1.3 billion, and 2,683,328 shares of the Aggregate Stock Consideration subject to 18-month lockup agreements valued at $51.14 per share, as of the date of closing, and adjusted by a discount for lack of marketability to account for the transfer restrictions that lapse in three tranches, each in 6-month intervals after the closing date.

In accordance with ASC 805, assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair values. Carrying value for assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, accounts payable and accrued liabilities were recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC Topic 842, “Leases”. The fair value measurements for certain acquired assets, including $520 million of identifiable intangible assets, $341 million of rental merchandise, and $170.0 million related to developed technology, were determined based on an independent valuation using common industry valuation methods for similar asset types and significant unobservable inputs (Level 3) developed using company-specific information. Finally, we recorded goodwill of $219.5 million in our Acima operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired.
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

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 beginning January 1, 2021 using a prospective approach. Impacts to our financial statements for the twelve months ended December 31, 2021 resulting from the adoption of this ASU were immaterial.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2021, we had $450.0 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $868.4 million outstanding under the Term Loan Facility and $290.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for such indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2021, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2021, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $11.6 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rent-A-Center, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Self-Insurance Liabilities

Description of the Matter
As described in Note A to the consolidated financial statements, the Company recorded liabilities totaling $82.6 million associated with its self-insured retentions for workers’ compensation, general liability and vehicle liability insurance (collectively, the self-insurance liabilities). The self-insurance liabilities are established by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within the self-insured retentions.
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

Merchandise Loss Reserve

Description of the Matter
As described in Note A to the consolidated financial statements, the Company maintains a $98.2 million reserve for expected merchandise losses from unreturned merchandise related to delinquent rental agreements. The Company estimates this reserve based on a combination of historical write-offs and expected future losses.
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

Business Combination

Description of the Matter
As described in Note B, the Company completed the acquisition of Acima Holdings for consideration of $1.3 billion. This transaction was accounted for as a business combination.
Auditing the Company’s accounting for its acquisition of Acima Holdings was complex due to the significant estimation uncertainty in determining the fair value of the identifiable intangible assets acquired. In particular, the fair value of estimates for identifiable intangible assets were sensitive to changes in assumptions, including discount rates, revenue growth rates, royalty rates and the projected cash flows. These assumptions relate to the future performance of the acquired business and are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for business combinations. This included testing controls over the Company’s process to identify and measure acquired intangible assets as well as controls over management's review of the significant assumptions described above.
To test the estimated fair value of the identifiable intangible assets acquired, our audit procedures included, among others, assessing the completeness of the identifiable intangible assets acquired, assessing the valuation methodologies and testing the significant assumptions described above and underlying data used by the Company. For example, we compared the significant assumptions used by management to the historical results of the acquired business as well as to current industry, market and economic trends, and other guideline companies within the same industry. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the identifiable intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies used and the significant assumptions applied in developing the fair value estimates.
We have also evaluated the company's disclosures in relation to this matter.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Dallas, Texas
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rent-A-Center, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Rent-A-Center, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rent-A-Center, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Acima Holdings, which is included in the 2021 consolidated financial statements of the Company and constituted 33% of the Company’s total revenues for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Acima Holdings.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years then ended and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
February 25, 2022

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
In February 2021, we acquired Acima Holdings. Management's assessment and conclusions on the effectiveness of internal control over financial reporting as of December 31, 2021 excludes an assessment of the internal control over financial reporting of Acima Holdings. Acima Holdings represents approximately 33% of the Company's total revenues for the 12 months ending December 31, 2021.
Excluding the above, Management's assessment concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Revenues
Store
Rentals and fees	$3,522,453	$2,263,091	$2,224,402
Merchandise sales	829,222	378,717	304,630
Installment sales	73,585	68,500	70,434
Other	4,148	3,845	4,795
Total store revenues	4,429,408	2,714,153	2,604,261
Franchise
Merchandise sales	126,856	80,023	49,135
Royalty income and fees	27,187	20,015	16,456
Total revenues	4,583,451	2,814,191	2,669,852
Cost of revenues
Store
Cost of rentals and fees	1,260,434	655,612	634,878
Cost of merchandise sold	935,765	382,182	319,006
Cost of installment sales	25,637	24,111	23,383
Total cost of store revenues	2,221,836	1,061,905	977,267
Franchise cost of merchandise sold	126,603	80,134	48,514
Total cost of revenues	2,348,439	1,142,039	1,025,781
Gross profit	2,235,012	1,672,152	1,644,071
Operating expenses
Store expenses
Labor	644,763	579,125	630,096
Other store expenses	770,073	609,370	617,106
General and administrative expenses	194,894	153,108	142,634
Depreciation, amortization and write-down of intangibles	54,830	56,658	61,104
Other charges and (gains)	289,913	36,555	(60,728)
Total operating expenses	1,954,473	1,434,816	1,390,212
Operating profit	280,539	237,336	253,859
Debt refinancing charges	15,582	—	2,168
Interest expense	70,874	15,325	31,031
Interest income	(221)	(768)	(3,123)
Earnings before income taxes	194,304	222,779	223,783
Income tax expense	59,364	14,664	50,237
Net earnings	$134,940	$208,115	$173,546
Basic earnings per common share	$2.37	$3.84	$3.19
Diluted earnings per common share	$2.02	$3.73	$3.10
Cash dividends declared per common share	$1.27	$1.18	$0.54
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net earnings	$134,940	$208,115	$173,546
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(259), $(193), and $158 for 2021, 2020, and 2019, respectively	(975)	(726)	595
Total other comprehensive (loss) income	(975)	(726)	595
Comprehensive income	$133,965	$207,389	$174,141
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2021	2020
ASSETS
Cash and cash equivalents	$108,333	$159,449
Receivables, net of allowance for doubtful accounts of $8,479 and $8,047 in 2021 and 2020, respectively	126,378	90,003
Prepaid expenses and other assets	63,468	50,006
Rental merchandise, net
On rent	1,173,024	762,886
Held for rent	132,984	146,266
Merchandise held for installment sale	6,405	5,439
Property assets, net of accumulated depreciation of $557,453 and $505,074 in 2021 and 2020, respectively	308,098	141,641
Operating lease right-of-use assets	291,338	283,422
Deferred tax asset	68,391	33,782
Goodwill	289,750	70,217
Other intangible assets, net	425,158	7,869
Total assets	$2,993,327	$1,750,980
LIABILITIES
Accounts payable — trade	$135,666	$186,063
Accrued liabilities	362,708	320,583
Operating lease liabilities	296,535	285,354
Deferred tax liability	113,943	176,410
Senior debt, net	1,135,207	190,490
Senior notes, net	435,992	—
Total liabilities	2,480,051	1,158,900
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 124,398,373 and 112,180,517 shares issued in 2021 and 2020, respectively	1,065	1,105
Additional paid-in capital	1,146,509	886,902
Retained earnings	1,143,647	1,091,010
Treasury stock at cost, 58,227,367 and 57,891,859 shares in 2021 and 2020, respectively	(1,765,574)	(1,375,541)
Accumulated other comprehensive loss	(12,371)	(11,396)
Total stockholders' equity	513,276	592,080
Total liabilities and stockholders' equity	$2,993,327	$1,750,980
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
(In thousands)	Shares	Amount
Balance at January 1, 2019	109,910	$1,099	$838,436	$805,924	$(1,347,677)	$(11,265)	$286,517
ASC 842 adoption	—	—	—	(1,976)	—	—	(1,976)
Net earnings	—	—	—	173,546	—	—	173,546
Other comprehensive income	—	—	—	—	—	595	595
Purchase of treasury stock	—	—	—	—	(1,292)	—	(1,292)
Exercise of stock options	550	5	6,794	—	—	—	6,799
Vesting of restricted share units	267	2	(2)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1,734)	—	—	—	(1,734)
Stock-based compensation	—	—	6,958	—	—	—	6,958
Dividends declared	—	—	—	(29,619)	—	—	(29,619)
Merchants Preferred acquisition	439	4	19,165	—	—	—	19,169
Balance at December 31, 2019	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
ASC 326 adoption	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	208,115	—	—	208,115
Other comprehensive loss	—	—	—	—	—	(726)	(726)
Purchase of treasury stock	—	(14)	—	—	(26,572)	—	(26,586)
Exercise of stock options	494	5	10,275	—	—	—	10,280
Vesting of restricted share units	521	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,270)	—	—	—	(5,270)
Stock-based compensation	—	—	12,284	—	—	—	12,284
Dividends Declared	—	—	—	(64,211)	—	—	(64,211)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	134,940	—	—	134,940
Other comprehensive loss	—	—	—	—	—	(975)	(975)
Purchase of treasury stock	—	(79)	—	—	(390,033)	—	(390,112)
Exercise of stock options	477	4	12,050	—	—	—	12,054
Vesting of restricted share units	960	8	(8)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(20,903)	—	—	—	(20,903)
Stock-based compensation	—	—	147,554	—	—	—	147,554
Dividends Declared	—	—	—	(82,303)	—	—	(82,303)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net earnings	$134,940	$208,115	$173,546
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	1,216,735	633,695	619,353
Bad debt expense	14,397	14,635	15,077
Stock-based compensation expense	147,554	12,284	6,958
Depreciation of property assets	67,091	55,597	60,592
Loss (gain) on sale or disposal of property assets	353	18,215	(23,537)
Amortization of intangibles	102,742	1,070	723
Amortization of financing fees	6,008	1,577	2,987
Write-off of debt financing fees	9,926	—	2,168
Deferred income taxes	48,315	(6,605)	55,257
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(1,273,734)	(736,444)	(651,487)
Receivables	(25,516)	(20,674)	(28,855)
Prepaid expenses and other assets	(12,766)	(3,963)	3,185
Operating lease right-of-use assets and lease liabilities	2,712	(1,543)	4,366
Accounts payable — trade	(66,419)	17,943	54,282
Accrued liabilities	19,960	42,600	(79,199)
Net cash provided by operating activities	392,298	236,502	215,416
Cash flows from investing activities
Purchase of property assets	(62,450)	(34,545)	(21,157)
Proceeds from sale of assets	4	14,477	69,717
Hurricane insurance recovery proceeds	—	158	1,113
Acquisitions of businesses	(1,273,528)	(700)	(28,915)
Net cash (used in) provided by investing activities	(1,335,974)	(20,610)	20,758
Cash flows from financing activities
Share repurchases	(390,112)	(26,572)	(1,292)
Exercise of stock options	12,054	10,280	6,799
Shares withheld for payment of employee tax withholdings	(20,903)	(5,270)	(1,733)
Debt issuance costs	(47,622)	—	(8,454)
Proceeds from debt	1,780,000	198,000	305,400
Repayments of debt	(369,063)	(240,000)	(608,640)
Dividends paid	(71,505)	(63,119)	(13,707)
Net cash provided by (used in) financing activities	892,849	(126,681)	(321,627)
Effect of exchange rate changes on cash	(289)	(256)	556
Net (decrease) increase in cash and cash equivalents	(51,116)	88,955	(84,897)
Cash and cash equivalents at beginning of year	159,449	70,494	155,391
Cash and cash equivalents at end of year	$108,333	$159,449	$70,494
Supplemental cash flow information:
Cash paid during the year for:
Interest	$51,071	$14,222	$32,114
Income taxes (excludes $1,571, $32,318, and $2,074 of income taxes refunded in 2021, 2020, and 2019, respectively)	$19,340	$51,569	$24,332

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to the “Company,” “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Acima, Mexico and Franchising.
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” Our Rent-A-Center Business segment operates through our company-owned stores and e-commerce platform through rentacenter.com. At December 31, 2021, we operated 1,846 company-owned stores nationwide and in Puerto Rico, including 45 retail installment sales stores.
Our Acima segment, which operates in the United States and Puerto Rico, and includes the operations of Merchants Preferred (as defined in Note B below) acquired in August 2019, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s locations, including staffed options and unstaffed or virtual options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis. At December 31, 2021, we operated 123 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of lease-to-own stores. At December 31, 2021, Franchising had 466 franchised stores operating in 32 states. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center Business and staffed Acima locations is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. In addition, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Smartphones are depreciated over an 18-month straight-line basis beginning with the earlier of on rent or 90 consecutive days held for rent. Depreciation of merchandise in our virtual business is recognized using a straight-line method over the term of the lease contract.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 120th day in our Acima virtual business and 150th day in our Acima staffed locations. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2021 and 2020, the reserve for merchandise losses was $98.2 million and $58.1 million, respectively. Expenses related to merchandise losses, damaged merchandise, or merchandise repairs are recorded to other store expenses in our Consolidated Statement of Operations.

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
Franchise revenues from the sale of rental merchandise are recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Initial franchise fees charged to franchisees for new or converted franchise stores are recognized on a straight-line basis over the term of the franchise agreement.
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
Property Assets and Related Depreciation
Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally 5 years) on the straight-line method. Leasehold improvements are amortized over the useful life of the asset or the initial term of the applicable leases on the straight-line method, whichever is shorter.
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
Goodwill and Other Intangible Assets
We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment for each reporting unit. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of October 1, or when events or circumstances indicate that impairment may have occurred.
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
At December 31, 2021, the amount of goodwill attributable to the Rent-A-Center Business and Acima segments was approximately $1.5 million and $288.3 million, respectively. We currently do not have goodwill balances attributable to our Mexico or Franchising segments.
Acquired intangible assets are recorded at their estimated fair value as of the date of acquisition and generally include customer relationships, merchant relationships, non-compete agreements and trade names. Customer relationships are generally amortized over a 21-month period, excluding Relationships with Existing Lessees recently acquired from Acima Holdings which are being amortized over 12 months. Non-compete Agreements are amortized over the contractual life of the agreements, Merchant Relationships are amortized over a 7 to 10 year period, and Trade Names and other intangible assets are amortized over the estimated life of the asset. Intangible assets are amortized using methods that we believe reflect the pattern in which the economic benefits of the related asset are consumed unless such pattern cannot be reliably determined, in which case we amortize using a straight-line amortization method.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $73.9 million, $50.9 million, and $58.8 million, for the years ended December 31, 2021, 2020, and 2019, respectively. Advertising expense is net of vendor allowances of $21.6 million, $24.8 million, and $21.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note O. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Newly Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 beginning January 1, 2021 using a prospective approach. Impacts to our financial statements for the twelve months ended December 31, 2021 resulting from the adoption of this ASU were immaterial.
Note B — Acquisitions and Divestitures
Acima Acquisition
On February 17, 2021, we completed the acquisition of Acima Holdings for total estimated consideration of $1.4 billion. Acima Holdings is a platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
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
The aggregate purchase price was approximately $1.4 billion, including net cash consideration of approximately $1.3 billion, and 2,683,328 shares of the Aggregate Stock Consideration subject to 18-month lockup agreements valued at $51.14 per share, as of the date of closing, adjusted by a discount for lack of marketability to account for the transfer restrictions in three tranches, each in 6-month intervals after the closing date. The Aggregate Cash Consideration for the acquisition was financed with a combination of cash on hand, borrowings under our ABL Credit Facility and proceeds from issuances under our Term Loan

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Facility, as defined in Note K, in addition to proceeds from the issuance of new unsecured senior notes. See Note K and Note L for additional information.
The remaining 8,096,595 common shares included in the Aggregate Stock Consideration subject to 36-month vesting conditions were valued at $414.1 million, as of the date of closing. These shares have been excluded from the aggregate purchase price and instead are being recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to Other charges in our Consolidated Statements of Operations.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	February 17, 2021
Aggregate cash consideration	$1,273,263
Aggregate stock consideration, subject to lockup agreements	120,929
Total Purchase price	$1,394,192
ASSETS ACQUIRED
Receivables, net(1)	$25,255
Prepaid expenses and other assets	700
Rental merchandise
On rent	340,575
Property assets	171,455
Operating lease right-of-use assets	9,136
Deferred income taxes	28,559
Goodwill	219,530
Other intangible assets	520,000
Total assets acquired	$1,315,210
LIABILITIES ASSUMED
Accounts payable - trade	16,023
Accrued liabilities	11,716
Operating lease liabilities	9,689
Deferred income taxes	(116,410)
Total liabilities assumed	(78,982)
Total equity value	$1,394,192
(1) Includes gross contractual receivables of $61.6 million related to merchandise lease contracts, of which $34.7 million were estimated to be uncollectible.
Carrying value for assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, accounts payable and accrued liabilities were recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC Topic 842, “Leases”. The fair value measurements for acquired intangible assets and developed technology were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. Certain fair value estimates were determined based on an independent valuation of the net assets acquired,

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including $340.6 million of rental merchandise and $520 million of identifiable intangible assets with an estimated weighted average useful life of 8 years, as follows:

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
In addition, we recorded goodwill of $219.5 million in our Acima operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our retail partner business from the acquisition of Acima Holdings. The total value of goodwill for tax purposes differs from recorded goodwill as a result of the Aggregate Stock Consideration subject to restricted stock agreements, differences in value assigned to other purchased assets, and acquisition-related expenses. Tax goodwill will be amortized over 15 years.
Acima Holdings results of operations are reflected in our Consolidated Statements of Operations from the date of acquisition.
Subsequent to the date of acquisition, we recorded certain adjustments to the purchase price allocation within the measurement period, including an adjustment to the fair value of rental merchandise decreasing the value of the acquired assets by approximately $17.1 million. The adjustment to the fair value of rental merchandise was based on further assessment of the carrying value of the assets and corresponding evaluation of related (Level 2) market inputs. In connection with the adjustment to decrease the value of acquired rental merchandise we recorded corresponding adjustments to decrease rental merchandise depreciation by approximately $14.3 million, representing the period from the date of acquisition through December 31, 2021. The adjustment to rental merchandise depreciation is reflected in cost of rentals and fees in our Consolidated Statement of Operations. Total cumulative measurement period adjustments resulted in a decrease to goodwill of approximately $(22.2) million. The purchase price allocation for the Acima Holdings acquisition was complete as of December 31, 2021.
In connection with this acquisition, we incurred approximately $23.7 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, which are treated as an addition to goodwill for tax purposes. These costs were included in Other charges (gains) in our Consolidated Statements of Operations.
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

	Year Ended December 31,
(in thousands)	2021	2020
	(unaudited)	(unaudited)
Pro Forma total revenues	$4,778,055	$4,071,990
Pro Forma net earnings(1)	178,103	66,352
(1)Total pro forma adjustments to net earnings represented an increase of $16.0 million and a decrease of $356.8 million for the twelve months ended December 31, 2021 and 2020, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts of revenue and earnings of Acima Holdings included in our Consolidated Statements of Operations as of December 31, 2021 and 2020 from the acquisition date of February 17th for each year presented are as follows:

(in thousands)	February 17, 2021 - December 31, 2021	February 17, 2020 - December 31, 2020
	audited	(unaudited)
Total revenues	$1,495,746	$1,116,430
Net earnings(1)	119,183	196,088
(1)Net Earnings for the period February 17, 2021 - December 31, 2021 includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.
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
Merchants Preferred's results of operations are reflected in our Consolidated Statements of Operations from the date of acquisition.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Acquisitions
The following table provides information concerning other store acquisitions completed during the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(Dollar amounts in thousands)	2021	2020	2019
Number of stores acquired remaining open	1	—	—
Number of stores acquired that were merged with existing stores	—	2	4
Number of transactions	1	2	4
Total purchase price	$278	$700	$504
Amounts allocated to:
Goodwill	$—	$—	$66
Customer relationships	30	177	85
Rental merchandise	248	523	353
Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
California Refranchise Sale
On October 5, 2020, we sold all 99 Rent-A-Center Business corporate stores in the state of California to an experienced franchisee. We received cash consideration of approximately $16.0 million, including approximately $1.0 million in respect of related franchise fees. The sale included idle and on-rent inventory of approximately $30.0 million and property assets of approximately $0.8 million, resulting in a total loss on sale of approximately $16.6 million. The loss on sale was recorded to Other charges in our Consolidated Statement of Operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Revenues
The following tables disaggregates our revenue:

	Twelve Months Ended December 31, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,762,847	$1,701,532	$58,074	$—	$3,522,453
Merchandise sales	199,781	626,166	3,275	—	829,222
Installment sales	73,585	—	—	—	73,585
Other	1,636	391	54	2,067	4,148
Total store revenues	2,037,849	2,328,089	61,403	2,067	4,429,408
Franchise
Merchandise sales	—	—	—	126,856	126,856
Royalty income and fees	—	—	—	27,187	27,187
Total revenues	$2,037,849	$2,328,089	$61,403	$156,110	$4,583,451

	Twelve Months Ended December 31, 2020
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,604,615	$610,908	$47,568	$—	$2,263,091
Merchandise sales	177,223	198,517	2,977	—	378,717
Installment sales	68,500	—	—	—	68,500
Other	2,303	726	38	778	3,845
Total store revenues	1,852,641	810,151	50,583	778	2,714,153
Franchise
Merchandise sales	—	—	—	80,023	80,023
Royalty income and fees	—	—	—	20,015	20,015
Total revenues	$1,852,641	$810,151	$50,583	$100,816	$2,814,191

	Twelve Months Ended December 31, 2019
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,585,997	$587,502	$50,903	$—	$2,224,402
Merchandise sales	140,372	161,235	3,023	—	304,630
Installment sales	70,434	—	—	—	70,434
Other	3,683	523	34	555	4,795
Total store revenues	1,800,486	749,260	53,960	555	2,604,261
Franchise
Merchandise sales	—	—	—	49,135	49,135
Royalty income and fees	—	—	—	16,456	16,456
Total revenues	$1,800,486	$749,260	$53,960	$66,146	$2,669,852

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At December 31, 2021 and 2020, we had $51.7 million and $45.8 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease, and Mexico locations is depreciated using the income forecasting method and recognized in cost of sales over the rental term. Rental merchandise in Acima Holdings is depreciated over the rental term using a straight-line depreciation method.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At December 31, 2021 and 2020, we had $2.6 million and $3.1 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2021 and 2020, we had $4.1 million and $4.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note D — Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the twelve months ended December 31, 2021, 2020 and 2019 was $12.2 million, $11.5 million, and $10.8 million, respectively.
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
Receivables consist of the following:

	December 31,
(In thousands)	2021	2020
Installment sales receivable	$66,276	$61,794
Trade and notes receivables	68,581	36,256
Total receivables	134,857	98,050
Less allowance for doubtful accounts	(8,479)	(8,047)
Total receivables, net of allowance for doubtful accounts	$126,378	$90,003
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
The allowance for doubtful accounts related to trade and notes receivable was $0.9 million and $1.0 million, and the allowance for doubtful accounts related to installment sales receivable was $7.6 million and $7.0 million at December 31, 2021 and 2020, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning allowance for doubtful accounts	$8,047	$5,601	$4,883
Estimated uncollectible payments and returns(1)	14,397	14,636	15,077
Accounts written off, net of recoveries	(13,965)	(12,190)	(14,359)
Ending allowance for doubtful accounts	$8,479	$8,047	$5,601
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E — Rental Merchandise

	December 31,
(In thousands)	2021	2020
On rent
Cost	$1,894,247	$1,169,333
Less accumulated depreciation	(721,223)	(406,447)
Net book value, on rent	$1,173,024	$762,886
Held for rent
Cost	$155,832	$165,879
Less accumulated depreciation	(22,848)	(19,613)
Net book value, held for rent	$132,984	$146,266

Note F — Property Assets

	December 31,
(In thousands)	2021	2020
Software	$468,011	$279,141
Building and leasehold improvements	199,280	196,179
Furniture and equipment	172,418	163,623
Transportation equipment	549	503
Construction in progress	25,293	7,269
Total property assets	865,551	646,715
Less accumulated depreciation	(557,453)	(505,074)
Total property assets, net of accumulated depreciation	$308,098	$141,641
We had $21.6 million and $4.8 million of capitalized software costs included in construction in progress at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020, and 2019, we placed in service internally developed software of approximately $12.3 million, $9.5 million, and $6.0 million, respectively, and acquired software assets with an estimated fair value of $170.0 million for the year ended December 31, 2021.
Note G — Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2029. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options. In certain situations involving the sale of a Rent-A-Center Business corporate store to a franchisee, we enter into a lease assignment agreement with the buyer, but we remain the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our Consolidated Balance Sheets.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2025 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back office technology hardware assets.
For all of the leases described above, we have elected not to separate the lease and non-lease components and instead account for these as a single component. In addition, we have elected to use available practical expedients that eliminate the requirement

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Twelve Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost included in other store expenses(1)(2)	$129,217	$140,186	$148,314
Operating lease cost included in other charges(2)	302	1,236	9,222
Sublease receipts	(11,806)	(9,727)	(7,683)
Total operating lease charges	$117,713	$131,695	$149,853
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $33.7 million and $34.6 million for the twelve months ended December 31, 2021 and 2020, respectively.
Supplemental cash flow information related to leases:

	Twelve Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$107,588	$113,243	$120,826
Cash paid for short-term operating leases not included in operating lease liabilities	17,266	22,339	27,402
Right-of-use assets obtained in exchange for new operating lease liabilities	100,779	104,771	78,250
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average discount rate(1)	6.0%	6.8%	7.7%
Weighted-average remaining lease term (in years)	4	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at December 31, 2021:

(In thousands)	Operating Leases
2022	$106,505
2023	83,248
2024	64,693
2025	47,248
2026	23,077
Thereafter	17,266
Total undiscounted operating lease liabilities	342,037
Less: Interest	(45,502)
Total present value of operating lease liabilities	$296,535

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, we renegotiated certain store lease agreements in the second quarter of 2020 to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. Renegotiations included approximately 500 lease agreements, receiving near term rent abatements of approximately $2.3 million and rent deferrals of approximately $2.1 million. As of December 31, 2021, the vast majority of COVID rent deferrals have been repaid.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H — Goodwill and Other Intangible Assets
Goodwill
In the fourth quarter of 2021, we completed a qualitative assessment for impairment of goodwill as of October 1, 2021, concluding it was not more likely than not that the carrying value of the net assets of our reporting units exceeded their respective fair values and therefore no impairment of goodwill existed as of December 31, 2021.
At December 31, 2021 and 2020, the amount of goodwill attributable to the Rent-A-Center Business segment was approximately $1.5 million. At December 31, 2021 and 2020, the amount of goodwill attributable to the Acima segment was $288.3 million and $68.7 million, respectively.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2021	2020
Beginning goodwill balance	$70,217	$70,217
Additions from acquisitions	241,774	—
Post purchase price allocation adjustments	(22,241)	—
Ending goodwill balance	$289,750	$70,217
Other Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2021		December 31, 2020
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships(1)	2	$140,039	$132,127	$80,008	$79,853
Merchant relationships	10	389,760	35,960	9,760	2,046
Trade Name	7	40,000	4,966	—	—
Non-compete agreements	3	46,719	18,307	6,719	6,719
Total other intangible assets		$616,518	$191,360	$96,487	$88,618
(1)Includes acquired Relationships with Existing Lessees from Acima Holdings with a remaining useful life of 1 year from the date of acquisition, February 17, 2021.
Aggregate amortization expense (in thousands):

Year Ended December 31, 2021	$102,742
Year Ended December 31, 2020	$1,070
Year Ended December 31, 2019	$723
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2022	$65,850
2023	57,938
2024	46,350
2025	44,604
2026	44,604
Thereafter	165,812
Total amortization expense	$425,158

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note I — Accrued Liabilities

	December 31,
(In thousands)	2021	2020
Accrued insurance costs	$89,621	$94,744
Deferred revenue	71,376	61,066
Taxes other than income	49,708	48,038
Accrued compensation	46,750	48,027
Accrued dividends	27,801	17,003
Accrued legal settlement	22,500	5,440
Accrued interest payable	11,993	1,041
Deferred compensation	10,349	9,437
Accrued other	32,610	35,787
Total Accrued liabilities	$362,708	$320,583

Note J — Income Taxes
For financial statement purposes, earnings before income taxes by source was comprised of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Domestic	$176,042	$212,859	$212,406
Foreign	18,262	9,920	11,377
Earnings before income taxes	$194,304	$222,779	$223,783
A reconciliation of the federal statutory rate of 21% to the effective rate follows:

	Year Ended December 31,
	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
Stock compensation	11.6%	—%	—%
State income taxes	7.4%	2.8%	4.3%
Effect of foreign operations	2.0%	(0.3)%	0.3%
Effect of current and prior year credits	(2.4)%	(0.8)%	(2.7)%
Change in unrecognized tax benefits	(2.8)%	0.3%	—%
Other permanent differences	0.3%	(0.7)%	0.2%
Prior year return to provision adjustments	(0.2)%	1.1%	(2.7)%
Benefit of CARES Act	—%	(7.5)%	—%
Valuation allowance	(7.1)%	(9.3)%	1.2%
Other, net	0.8%	—%	0.8%
Effective income tax rate	30.6%	6.6%	22.4%

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current expense (benefit)
Federal	$(7,398)	$14,354	$(6,996)
State	15,106	4,735	528
Foreign	3,690	1,608	796
Total current	11,398	20,697	(5,672)
Deferred expense (benefit)
Federal	56,716	12,576	37,309
State	(1,205)	(2,956)	16,439
Foreign	(7,545)	(15,653)	2,161
Total deferred	47,966	(6,033)	55,909
Total income tax expense (benefit)	$59,364	$14,664	$50,237
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$35,834	$32,834
Accrued liabilities	48,659	45,776
Intangible assets	165,135	9,676
Lease obligations	73,819	67,999
Other assets including credits	12,157	10,079
Foreign tax credit carryforwards	7,696	5,643
Total deferred tax assets	343,300	172,007
Valuation allowance	(7,688)	(21,645)
Deferred tax assets, net	335,612	150,362
Deferred tax liabilities
Rental merchandise	(288,504)	(206,833)
Property assets	(20,094)	(18,935)
Lease assets	(72,458)	(66,661)
Other liabilities	(108)	(561)
Total deferred tax liabilities	(381,164)	(292,990)
Net deferred taxes	$(45,552)	$(142,628)
At December 31, 2021, we had net operating loss carryforwards of approximately $239 million for state, $37 million for federal and $52 million for foreign jurisdictions. State net operating losses were partially offset by a valuation allowance. We also had federal, state and foreign tax credit carryforwards of approximately $15.6 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years between 2022 and 2041.
We file income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by various taxing authorities. We are currently under examination by certain Federal and state revenue authorities for the fiscal years 2012 through 2019. The following is a summary of all tax years that are open to examination.
•U.S. Federal - 2013 and forward
•U.S. States - 2011 and forward
•Foreign - 2013 and forward

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our Consolidated Statement of Operations, Consolidated Balance Sheets, and statement of cash flows or earnings per share.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. After review of the positive evidence generated during the year, we have determined no valuation allowance is required against Mexico net operating losses. A valuation allowance is still required related to certain tax credits and certain state net operating losses.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning unrecognized tax benefit balance	$22,184	$24,208	$36,364
Additions (Reductions) based on tax positions related to current year	461	1,204	(654)
Additions for tax positions of prior years	4,119	45	415
Reductions for tax positions of prior years	(3,006)	(2,086)	(11,917)
Settlements	(17,222)	(1,187)	—
Ending unrecognized tax benefit balance	$6,536	$22,184	$24,208
Included in the balance of unrecognized tax benefits at December 31, 2021, is $2.2 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the year ended December 31, 2021, we recorded $2.6 million of interest income primarily related to the reversal of the accrual of interest for matters settled during the year in our favor, partially offset by interest expense of $1.2 million for remaining uncertain tax positions, both of which are excluded from the reconciliation of unrecognized tax benefits presented above.
The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations. This results in stranded tax effects in accumulated other comprehensive income at December 31, 2021. Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate. We did not exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 was recorded.
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
Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding senior debt, net in our Consolidated Balance Sheets. Remaining debt issuance costs incurred of $4.9 million were expensed and recorded to Other charges (gains) in our Consolidated Statement of Operations.
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
In connection with the execution of the First Amendment, we incurred approximately $1.5 million in debt issuance costs, including third party arrangement and other professional fees, of which approximately $1.4 million were expensed as debt refinance charges in our Consolidated Statement of Operations, and approximately $0.1 million were capitalized and recorded as a reduction to our outstanding senior debt in our Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $5.4 million in write-offs of unamortized debt issuance costs and original issue

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discount previously capitalized upon the issuance of the Term Loan Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Consolidated Statement of Operations.
As of December 31, 2021, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Consolidated Balance Sheets were approximately $20.3 million and $2.9 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $868.4 million at December 31, 2021. We had $290.0 million outstanding borrowings under our ABL Credit Facility at December 31, 2021 and borrowing capacity of $173.6 million.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of December 31, 2021, we have issued letters of credit in the aggregate outstanding amount of $86.4 million primarily relating to workers compensation insurance claims.
The senior debt facilities as of December 31, 2021 and 2020 are as follows:

		December 31, 2021			December 31, 2020
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Term Loan Facility	February 17, 2028	$875,000	$868,438	$—	$—	$—	$—
ABL Credit Facility(1)	February 17, 2026	550,000	290,000	173,616	300,000	—	209,268
Prior Term Loan Facility		—	—	—	200,000	197,500	—
Total		$1,425,000	1,158,438	$173,616	$500,000	197,500	$209,268
Unamortized debt issuance costs			(23,231)			(7,010)
Total senior debt, net			$1,135,207			$190,490
(1)Borrowing availability is net of issued letters of credit of approximately $86.4 million and $90.7 million for the years ended December 31, 2021 and 2020, respectively
Term Loan Credit Agreement
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at December 31, 2021 was 1.875%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at December 31, 2021 was 0.375%. We paid $0.8 million of commitment fees during the fourth quarter of 2021.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter when either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of December 31, 2021 was 1.07 to 1.00, however, there were no events of default and our borrowing availability remains above the line cap in effect. Therefore, as of December 31, 2021 we are not subject to any restrictions as described above.
The documentation governing the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2021 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2022	$8,750	$—	$8,750
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
2026	8,750	290,000	298,750
Thereafter	824,688	—	824,688
Total senior debt	$868,438	$290,000	$1,158,438
Note L — Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Consolidated Balance Sheets. Debt issuance costs will be amortized as interest expense over the term of the Notes.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Unclaimed Property. We are subject to unclaimed property audits by states in the ordinary course of business. The property subject to review in the audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states and believe we are in compliance with applicable escheat laws.
Acima Consumer Financial Protection Bureau investigation. Prior to the execution of the definitive agreement to acquire Acima Holdings, Acima Holdings received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) requesting certain information, documents and data relating to Acima Holding’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID is to determine whether Acima Holdings extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima Holdings complies with certain consumer financial protection laws. We are fully cooperating with the CFPB investigation and are continuing to produce records in response to requests of the CFPB. The CFPB has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation.
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
California Attorney General. The California Attorney General (the “CAG”) issued an investigative subpoena in 2018 seeking information with respect to certain of our Acceptance Now business practices (now part of the Acima segment). Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The CAG’s allegations include those with respect to certain consumer fees, charges and communications in connection with our lease-to-own transactions. The CAG’s proposed settlement terms include civil penalties, disgorgement of certain revenues, additional training requirements, and changes to certain business practices. In November 2021, the parties reached an agreement in principle regarding the potential resolution of this matter. Final settlement remains subject to the negotiation and execution of applicable documentation. We are currently unable to predict the ultimate timing of entering binding settlement documentation, and it remains possible that the parties will be unable to agree on the settlement documentation.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
State Attorneys General Investigation. On November 1, 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multistate investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions with officials at the lead attorneys general offices and, based on those discussions, it is our understanding that the investigation is looking at business practices within the virtual lease-to-own industry and includes or will include multiple companies. Acima is cooperating with the investigation process. As of the date of filing this Form 10-K, we have not yet received a civil investigative demand or subpoena and no specific allegations have been made against Acima pursuant to the investigation. We are currently unable to predict the eventual scope, timing or outcome of this matter.
Note N — Other Charges (Gains)
Acima Holdings Acquisition. As described in Note B, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During 2021, we recognized approximately $127.1 million in stock compensation expense related to these restricted stock agreements.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During 2021, we recognized approximately $101.7 million in amortization expense and $13.2 million in incremental depreciation expense related to these assets.
Furthermore, during 2021 we recognized approximately $17.7 million in transaction costs associated with the closing of the transaction, and approximately $10.3 million in post-acquisition integration costs, including $5.1 million in inventory losses, $3.7 million in employee severance, and $1.5 million in other integration costs, including reorganization advisory fees.
During 2020, we recorded approximately $6.4 million in expenses related to the acquisition, primarily consisting of legal and other professional fees.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Activity with respect to Other charges for the years ended December 31, 2020 and 2021 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2019	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2020	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2021
Cash:
Acima Holdings transaction costs	$—	$6,400	$(1,395)	$5,005	$17,680	$(22,685)	$—
Acima Holdings integration costs	—	—	—	—	6,572	(6,572)	—
Labor reduction costs	738	1,334	(1,728)	344	3,751	(2,502)	1,593
Lease obligation costs(1)	—	(645)	645	—	—	—	—
Contract termination costs	—	—	—	—	—	—	—
Other cash charges(2)	—	1,889	(1,889)	—	658	(658)	—
Total cash charges	$738	8,978	$(4,367)	$5,349	28,661	$(32,417)	$1,593
Non-cash:
Acima Holdings restricted stock agreements(3)		—			127,060
Depreciation and amortization of acquired assets(4)		—			114,959
Asset impairments(5)		2,749			1,572
Rental merchandise losses(6)		860			—
Other(7)		23,968			17,661
Total other charges		$36,555			$289,913
(1) Includes lease abatement credits in 2020 related to renegotiated lease agreements in response to COVID-19.
(2) Represents shutdown and holding expenses related to store closures.
(3) Represents stock compensation expense recognized in 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions, as described in Note B and Note O.
(4) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings as described in Note B.
(5) Asset impairments primarily includes store damage related to Hurricane Ida in 2021. Asset impairments in 2020 primarily include impairments of operating lease right-of-use assets and other property assets related to the closure of Rent-A-Center Business stores and previously closed product service centers, store damage related to looting, as well as a write-down of capitalized software.
(6) Reflects merchandise losses due to looting.
(7) Includes $17.5 million in legal settlement reserves and $0.2 million in state sales tax assessment reserves for 2021. Amounts accrued for potential settlements do not represent our maximum loss exposure. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be significantly different than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings. For 2020, primarily includes a $16.6 million loss on the sale of our stores in California, $7.9 million for legal settlement reserves, $1.2 million for state tax audit assessment reserves, $1.4 million in expenses related to COVID-19, partially offset by $2.8 million in proceeds received from the sale of a class action claim and $0.3 million in insurance proceeds related to Hurricane Maria in 2017 for the year ended December 31, 2020.
Note O — Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors. Our plans consist of the Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the Rent-A-Center 2016 Long-Term Incentive Plan (the “2016 Plan”), the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”), and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which are collectively known as the “Plans.” All Plans prior to the 2021 Plan were previously expired upon approval of the superseding Plan, and any shares available for grant under the respective plans were canceled at the time of expiration.
On June 8, 2021, at the 2021 Annual Meeting of Stockholders, the stockholders approved the 2021 Plan. The 2021 Plan authorizes the issuance of a total of 5,000,000 shares of common stock. Any shares of common stock granted in connection with an award of stock options or stock appreciation rights will be counted against this limit as one share and any shares of common stock granted in connection with awards of restricted stock, restricted stock units, deferred stock or similar forms of stock awards other than stock options and stock appreciation rights will be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such awards. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2021 Plan (other

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than options and stock appreciation rights), covering more than 800,000 shares of common stock. At December 31, 2021, there were 100,822 shares allocated to equity awards outstanding in the 2021 Plan.
Under the previously expired 2016 Plan, there were 2,184,396 and 2,767,703 shares, respectively, allocated to equity awards outstanding as of December 31, 2021 and 2020, respectively, in the 2016 Plan. The 2016 Plan expired on June 8, 2021 upon approval of the 2021 Plan.
Under the previously expired 2006 Plan and Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) there were 83,757 and 263,657 shares as of December 31, 2021 and 2020, respectively, allocated to outstanding equity awards under the 2006 Plan, and 63,065 and 231,454 shares as of December 31, 2021 and 2020, respectively, allocated to outstanding equity awards under the Equity Incentive Plan. The 2006 Plan and Equity Incentive Plan previously expired in 2016. Outstanding equity awards under these plans represent vested options that will expire at various times through 2026, unless exercised or canceled prior to the expiration date.
Options granted to our employees generally become exercisable over a period of 1 to 4 years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable.
We grant restricted stock units to certain employees that vest ratably over a three-year service period. We recognize expense for these awards using the straight-line method over the requisite service period based on the number of awards expected to vest. We also grant performance-based restricted stock units that vest between 0% and 200% depending on our stock performance against an index using a total shareholder return formula established at the date of grant for the subsequent three-year period. We record expense for these awards over the requisite service period, net of the expected forfeiture rate, since the employee must maintain employment to vest in the award.
Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock options	$2,001	$1,878	$1,273
Restricted share units(1)	145,553	10,406	5,685
Total stock-based compensation expense	147,554	12,284	6,958
Tax benefit recognized in the statements of earnings	58,963	3,062	1,562
Stock-based compensation expense, net of tax	$88,591	9,222	$5,396
(1) Includes $127.1 million in stock compensation expense related to 8,096,595 common shares issued to the former owners of Acima, as part of the Aggregate Stock Consideration subject to restricted stock agreements, and recorded to Other charges in our Consolidated Statements of Operations. See Note B and Note N for additional information.
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $3.3 million with a weighted average number of years to vesting of 2.27 at December 31, 2021.
Information with respect to stock option activity related to the Plans for the year ended December 31, 2021 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2021	1,658,165	$22.91
Granted	97,250	45.37
Exercised	(476,398)	25.30
Forfeited	(138,237)	31.45
Expired	(19,291)	29.19
Balance outstanding at December 31, 2021	1,121,489	$22.68	6.70	$29,691

Exercisable at December 31, 2021	525,801	$19.65	5.34	$15,384
The intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $14.3 million, $5.8 million, and $5.1 million, respectively, resulting in tax benefits of $5.0 million, $2.0 million, and $1.8 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statements of Cash Flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$14.94	$7.28	$8.92
Weighted average risk free interest rate	0.49%	0.93%	2.07%
Weighted average expected dividend yield	2.87%	4.75%	1.28%
Weighted average expected volatility	50.29%	49.44%	50.93%
Weighted average expected life (in years)	4.62	4.62	4.63
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2021	1,383,951	$20.09
Granted(1)	8,599,682	53.03
Vested	(690,957)	24.12
Forfeited	(83,419)	45.11
Balance outstanding at December 31, 2021	9,209,257	$50.33
 (1) Includes 8,096,595 issued under restricted stock agreements to the former owners of Acima Holdings and valued at $51.14 per share.
Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2021, was approximately $317.5 million expected to be recognized over a weighted average period of 2.11 years.
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
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, we made matching cash contributions of approximately $170 thousand, $160 thousand, and $150 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2021, 2020 and 2019. The deferred compensation plan assets and liabilities were approximately $10.4 million and $9.5 million as of December 31, 2021 and 2020, respectively.
Note Q — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2021, 2020 and 2019, we made matching cash contributions of $6.4 million, $5.5 million, and $6.6 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
part of their 401(k) plan, up to specified limitations. As of December 31, 2021 and 2020, 6.9% and 8.2%, respectively, of the total plan assets consisted of our common stock.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2021 and December 31, 2020, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at December 31, 2021:

	December 31, 2021
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$469,125	$19,125
Note S — Stock Repurchase Plan
In early December 2021, our Board of Directors authorized a new stock repurchase program for up to $500.0 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. Under the December 2021 Program, 2,829,700 shares of our common stock were repurchased for an aggregate purchase price of approximately $140.0 million and $360.0 million remains available for repurchases. Under previous repurchase programs, 5,069,108 shares of our common stock were repurchased for an aggregate purchase price of $250.0 million during 2021. During 2020, 1,463,377 shares of our common stock were repurchased for an aggregate purchase prices of $26.6 million.
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
We report financial operating performance under four operating segments. To better reflect the Company's current strategic focus, our retail partner business operations are now reported as the Acima segment (formerly Preferred Lease), which includes our virtual and staffed business models; and our Rent-A-Center Business segment (formerly Core U.S.), which operates our company-owned stores and e-commerce platform through rentacenter.com. In addition, we report operating results for our Mexico and Franchising segments. Reportable segments and their respective operations are defined as follows.
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
Our Acima segment, which primarily operates in the United States and Puerto Rico, and which includes the operations of Acima Holdings acquired in February 2021 and our former Preferred Lease virtual and staffed locations, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The Acima segment offers the lease-to-own transaction through our virtual offering solutions across e-commerce, digital, and mobile channels, and through staffed and unstaffed kiosks located within such retailer’s locations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Segment information as of and for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
Rent-A-Center Business	$2,037,849	$1,852,641	$1,800,486
Acima	2,328,089	810,151	749,260
Mexico	61,403	50,583	53,960
Franchising	156,110	100,816	66,146
Total revenues	$4,583,451	$2,814,191	$2,669,852

	Year Ended December 31,
(In thousands)	2021	2020	2019
Gross profit
Rent-A-Center Business	$1,433,536	$1,294,695	$1,255,153
Acima	728,852	321,110	333,798
Mexico	43,117	35,665	37,488
Franchising	29,507	20,682	17,632
Total gross profit	$2,235,012	$1,672,152	$1,644,071

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating profit
Rent-A-Center Business	$448,905	$333,379	$235,964
Acima	176,496	57,847	83,066
Mexico	7,858	5,798	5,357
Franchising	20,321	12,570	7,205
Total segments	653,580	409,594	331,592
Corporate(1)	(373,041)	(172,258)	(77,733)
Total operating profit	$280,539	$237,336	$253,859
(1) Includes stock compensation expense of $127.1 million recognized in 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note N.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Depreciation, amortization and write-down of intangibles
Rent-A-Center Business	$18,588	$19,912	$20,822
Acima(1)(2)	2,122	2,066	1,533
Mexico	511	413	401
Franchising	93	40	45
Total segments	21,314	22,431	22,801
Corporate	33,516	34,227	38,303
Total depreciation, amortization and write-down of intangibles	$54,830	$56,658	$61,104
(1)Excludes amortization expense of approximately $101.7 million for the twelve months ended December 31, 2021, recorded to Other charges (gains) in the Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition, see Note N for additional information.
(2)Excludes depreciation expense of approximately $13.2 million for the twelve months ended December 31, 2021, recorded to Other charges (gains) in the Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition, see Note N for additional information.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Capital expenditures
Rent-A-Center Business	$23,139	$14,869	$10,255
Acima	1,045	161	141
Mexico	1,032	392	172
Total segments	25,216	15,422	10,568
Corporate	37,234	19,123	10,589
Total capital expenditures	$62,450	$34,545	$21,157

	December 31,
(In thousands)	2021	2020	2019
On rent rental merchandise, net
Rent-A-Center Business	$477,901	$444,945	$411,482
Acima	676,279	299,660	268,845
Mexico	18,844	18,281	16,943
Total on rent rental merchandise, net	$1,173,024	$762,886	$697,270

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(In thousands)	2021	2020	2019
Held for rent rental merchandise, net
Rent-A-Center Business	$123,111	$136,219	$131,086
Acima	626	2,228	1,254
Mexico	9,247	7,819	6,078
Total held for rent rental merchandise, net	$132,984	$146,266	$138,418

	December 31,
(In thousands)	2021	2020	2019
Assets by segment
Rent-A-Center Business	$1,026,886	$999,252	$953,151
Acima	1,476,752	389,650	357,859
Mexico	41,669	42,278	33,707
Franchising	15,412	14,729	11,095
Total segments	2,560,719	1,445,909	1,355,812
Corporate	432,608	305,071	226,986
Total assets	$2,993,327	$1,750,980	$1,582,798

	December 31,
(In thousands)	2021	2020	2019
Assets by country
United States	$2,951,658	$1,708,702	$1,547,895
Mexico	41,669	42,278	33,707
Canada	—	—	1,196
Total assets	$2,993,327	$1,750,980	$1,582,798

	Year Ended December 31,
(In thousands)	2021	2020	2019
Rentals and fees by inventory category
Furniture and accessories	$1,542,003	$1,028,876	$982,644
Consumer electronics	435,004	358,931	346,668
Appliances	426,316	322,261	358,619
Wheels and tires	280,132	—	—
Computers	155,313	119,015	103,171
Jewelry	146,477	—	—
Smartphones	61,058	59,205	62,948
Other products and services	476,150	374,803	370,352
Total rentals and fees	$3,522,453	$2,263,091	$2,224,402

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenue by country
United States	$4,522,048	$2,763,608	$2,615,892
Mexico	61,403	50,583	53,960
Total revenues	$4,583,451	$2,814,191	$2,669,852

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note U — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net earnings	$134,940	$208,115	$173,546
Denominator:
Weighted-average shares outstanding	57,053	54,187	54,325
Effect of dilutive stock awards	9,786	1,567	1,630
Weighted-average dilutive shares	66,839	55,754	55,955

Basic earnings per share	$2.37	$3.84	$3.19
Diluted earnings per share	$2.02	$3.73	$3.10
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	32	1	—
Anti-dilutive performance share units	107	3	290
Anti-dilutive stock options	295	949	1,109

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
In February 2021, we acquired Acima Holdings. We are currently in the process of integrating Acima Holdings into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of December 31, 2021 excludes an assessment of the internal control over financial reporting of Acima Holdings. Acima Holdings represents approximately 33% of the Company's total revenues for the 12 months ending December 31, 2021.
In October 2021, we completed the implementation of a back-office enterprise resource planning system to be utilized within our corporate accounting and reporting functions. In connection with the implementation of this system, Management completed an assessment of the design and effectiveness of related control process changes, concluding internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance.(*)
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.   Principal Accountant Fees and Services.(*)
The Company's independent registered public accounting firm is Ernst & Young, LLP, Dallas, TX, Auditor Firm ID: 42.

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

3.3
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated June 8, 2021 (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of June 9, 2021.)

3.4	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 1, 2020.)

3.5
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

4.3	Description of Rent-A-Center, Inc.’s Common Stock (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

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

10.27
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

10.28
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.29
Term Loan Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.42 to the registrant's Quarterly Report on Form 10-Q on August 9, 2019.)

10.30
ABL Credit Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.43 to the registrant's Quarterly Report on Form 10-Q on August 9, 2019.)

10.31
First Amendment to ABL Credit Agreement dated as of January 26, 2021, by and among Rent-A-Center, Inc., each other Loan Party party thereto, JPMorgan Chase Bank, N.A., as administrative agent and each of the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 27, 2021).

10.32
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

10.34
Agreement Containing Consent Order, dated February 21, 2020, by and between the Bureau of Competition and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 21, 2020.)

10.35
ABL Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.36
Term Loan Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.37
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

10.39	Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.40
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.41
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.42
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.43
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Deferred Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

10.44
First Amendment to ABL Credit Agreement dated as of January 26, 2021, by and among Rent-A-Center, Inc., each other Loan Party party thereto, JPMorgan Chase Bank, N.A., as administrative agent and each of the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 27, 2021).

10.45
ABL Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.46
Term Loan Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.47
First Amendment to Term Loan Credit Agreement, dated as of September 21, 2021, by and among Rent-A-Center, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of September 21, 2021.)

10.48
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
Date: February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Mitchell E. Fadel

/s/ MAUREEN B. SHORT	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
Maureen B. Short

/s/ JEFFREY J. BROWN	Director	February 25, 2022
Jeffrey J. Brown

/s/ CHRISTOPHER B. HETRICK	Director	February 25, 2022
Christopher B. Hetrick

/s/ HAROLD LEWIS	Director	February 25, 2022
Harold Lewis

/s/ GLENN P. MARINO	Director	February 25, 2022
Glenn P. Marino

/s/ CAROL A. MCFATE	Director	February 25, 2022
Carol A. McFate

/s/ BRINSON CALEB SILVER	Director	February 25, 2022
Brinson Caleb Silver

/s/ JEN YOU	Director	February 25, 2022
Jen You