Form 10-Q
period 2022-03-31
RENT A CENTER INC DE
filed 2022-05-06
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2022:

Class	Outstanding
Common stock, $.01 par value	59,143,046

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(in thousands, except per share data)
Revenues
Store
Rentals and fees	$883,047	$745,534
Merchandise sales	232,881	232,793
Installment sales	17,089	17,773
Other	1,290	918
Total store revenues	1,134,307	997,018
Franchise
Merchandise sales	18,521	33,055
Royalty income and fees	6,894	6,709
Total revenues	1,159,722	1,036,782
Cost of revenues
Store
Cost of rentals and fees	338,633	247,035
Cost of merchandise sold	250,331	240,106
Cost of installment sales	5,921	6,041
Total cost of store revenues	594,885	493,182
Franchise cost of merchandise sold	18,742	33,077
Total cost of revenues	613,627	526,259
Gross profit	546,095	510,523
Operating expenses
Store expenses
Labor	166,603	156,707
Other store expenses	227,369	170,133
General and administrative expenses	56,403	49,125
Depreciation and amortization	14,529	13,393
Other charges	70,148	51,119
Total operating expenses	535,052	440,477
Operating profit	11,043	70,046
Debt refinancing charges	—	8,743
Interest expense	18,970	11,990
Interest income	(45)	(74)
(Loss) earnings before income taxes	(7,882)	49,387
Income tax (benefit) expense	(3,645)	6,835
Net (loss) earnings	$(4,237)	$42,552
Basic (loss) earnings per common share	$(0.08)	$0.76
Diluted (loss) earnings per common share	$(0.08)	$0.64
Cash dividends declared per common share	$0.34	$0.31
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net (loss) earnings	$(4,237)	$42,552
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $176 and $(227) for the three months ended March 31, 2022 and 2021, respectively	661	(853)
Total other comprehensive income (loss)	661	(853)
Comprehensive (loss) income	$(3,576)	$41,699
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$95,684	$108,333
Receivables, net of allowance for doubtful accounts of $8,826 and $8,479 in 2022 and 2021, respectively	121,185	126,378
Prepaid expenses and other assets	47,460	63,468
Rental merchandise, net
On rent	1,017,485	1,173,024
Held for rent	127,663	132,984
Merchandise held for installment sale	5,409	6,405
Property assets, net of accumulated depreciation of $573,669 and $557,453 in 2022 and 2021, respectively	301,907	308,098
Operating lease right-of-use assets	299,109	291,338
Deferred tax asset	68,630	68,391
Goodwill	289,761	289,750
Other intangible assets, net	402,828	425,158
Total assets	$2,777,121	$2,993,327
LIABILITIES
Accounts payable – trade	$130,715	$135,666
Accrued liabilities	323,860	362,708
Operating lease liabilities	301,047	296,535
Deferred tax liability	97,868	113,943
Senior debt, net	964,113	1,135,207
Senior notes, net	436,460	435,992
Total liabilities	2,254,063	2,480,051
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 124,844,162 and 124,398,373 shares issued in March 31, 2022 and December 31, 2021, respectively	1,070	1,065
Additional paid-in capital	1,179,925	1,146,509
Retained earnings	1,119,347	1,143,647
Treasury stock at cost, 65,790,667 shares in March 31, 2022 and December 31, 2021	(1,765,574)	(1,765,574)
Accumulated other comprehensive loss	(11,710)	(12,371)
Total stockholders' equity	523,058	513,276
Total liabilities and stockholders' equity	$2,777,121	$2,993,327
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net loss	—	—	—	(4,237)	—	—	(4,237)
Other comprehensive income	—	—	—	—	—	661	661
Exercise of stock options	22	1	476	—	—	—	477
Vesting of restricted share units, net of shares withheld for employee taxes	424	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(8,466)	—	—	—	(8,466)
Stock-based compensation	—	—	41,410	—	—	—	41,410
Dividends declared	—	—	—	(20,063)	—	—	(20,063)
Balance at March 31, 2022	124,844	1,070	1,179,925	1,119,347	(1,765,574)	(11,710)	523,058

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	42,552	—	—	42,552
Other comprehensive loss	—	—	—	—	—	(853)	(853)
Exercise of stock options	330	3	8,941	—	—	—	8,944
Vesting of restricted share units, net of shares withheld for employee taxes(1)	902	7	(20,910)	—	—	—	(20,903)
Stock-based compensation	—	—	20,148	—	—	—	20,148
Dividends declared	—	—	—	(20,722)	—	—	(20,722)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at March 31, 2021	124,193	1,142	1,015,995	1,112,840	(1,375,541)	(12,249)	742,187
(1)Includes shares released from escrow related to the 2019 Merchant's Preferred acquisition.
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(in thousands)
Cash flows from operating activities
Net (loss) earnings	$(4,237)	$42,552
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation of rental merchandise	327,439	237,636
Bad debt expense	4,973	3,449
Stock-based compensation expense	41,410	20,148
Depreciation of property assets	18,247	14,459
Loss on sale or disposal of property assets	4,341	165
Amortization of intangibles	22,373	14,192
Amortization of financing fees	1,562	1,117
Write-off of debt financing fees	—	4,546
Deferred income taxes	(16,607)	3,852
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(165,303)	(222,054)
Receivables	220	1,674
Prepaid expenses and other assets	15,997	9,932
Operating lease right-of-use assets and lease liabilities	(3,259)	(171)
Accounts payable – trade	(4,951)	(22,152)
Accrued liabilities	(36,914)	26,448
Net cash provided by operating activities	205,291	135,793
Cash flows from investing activities
Purchase of property assets	(16,403)	(11,388)
Proceeds from sale of property assets	6	—
Acquisitions of businesses	(324)	(1,267,903)
Net cash used in investing activities	(16,721)	(1,279,291)
Cash flows from financing activities
Exercise of stock options	477	8,944
Shares withheld for payment of employee tax withholdings	(8,467)	(20,903)
Debt issuance costs	—	(46,085)
Proceeds from debt	—	1,490,000
Repayments of debt	(172,188)	(307,500)
Dividends paid	(21,105)	(17,116)
Net cash (used in) provided by financing activities	(201,283)	1,107,340
Effect of exchange rate changes on cash	64	(272)
Net decrease in cash and cash equivalents	(12,649)	(36,430)
Cash and cash equivalents at beginning of period	108,333	159,449
Cash and cash equivalents at end of period	$95,684	$123,019
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties, including future unknown impacts of the COVID-19 pandemic may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
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
Our Acima segment, which operates in the United States and Puerto Rico, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s locations, including staffed options and unstaffed or virtual options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
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
Note 2 - Acquisitions and Divestitures
On February 17, 2021, we completed the acquisition of Acima Holdings, LLC (“Acima Holdings”). Acima Holdings is a leading platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
In accordance with the agreement and plan of merger entered into in connection with the transaction (the “Merger Agreement”), we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings is subject to restricted stock agreements providing vesting conditions over a 36-month period that began upon closing of the transaction. The portion of the Aggregate Stock Consideration issued to nonemployee former

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
owners of Acima Holdings is subject to the terms of an 18-month lockup agreement, pursuant to which one-third of the aggregate shares of our common stock received by a non-employee former owner in the transaction becomes transferable after each six-month period following the closing of the transaction. We entered into a Registration Rights Agreement at the closing of the transaction pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the transaction.
The aggregate purchase price was approximately $1.4 billion, including the Aggregate Cash Consideration, and the 2,683,328 shares of the Aggregate Stock Consideration issued to non-employee former owners of Acima Holdings, valued at $51.14 per share, as of the closing date and discounted for lack of marketability on account of the transfer restrictions described above. The Aggregate Cash Consideration for the acquisition was financed with a combination of cash on hand, borrowings under our ABL Credit Facility and proceeds from issuances under our Term Loan Facility, as defined in Note 7, in addition to proceeds from the issuance of new unsecured senior notes. See Note 7 and Note 8 for additional information.
The aggregate purchase price excludes the remaining 8,096,595 shares of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings. Such shares were valued at $414.1 million, based on the per share price of $51.14 as of the date of closing. These shares are instead being recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to Other charges in our unaudited Condensed Consolidated Statements of Operations.
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
In addition, we recorded goodwill of $219.5 million in our Acima operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our retail partner business from the acquisition of Acima Holdings. The total value of goodwill for tax purposes, differs from recorded goodwill as a result of the Aggregate Stock Consideration subject to restricted stock agreements, differences in value assigned to other purchased assets, and acquisition-related expenses. Tax goodwill will be amortized over 15 years.
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
In connection with this acquisition, we incurred approximately $23.9 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, which are treated as an addition to goodwill for tax purposes. These costs were included in Other charges in our unaudited Condensed Consolidated Statements of Operations.
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Acima had been completed on January 1, 2020. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up and step-down depreciation and amortization adjustments for the fair value of the assets acquired, adjustments to stock compensation expense as a result of Aggregate Stock Consideration subject to restricted stock awards, the adjustments in interest expense due to the elimination of historical debt and placement of the new debt, and the related adjustments to the income tax provision. In addition, the pro forma net income has been adjusted to include transaction expenses and other non-recurring costs as of January 1, 2020. The unaudited pro forma financial information is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
	(unaudited)	(unaudited)
Pro Forma total revenues	$1,231,386	$986,747
Pro Forma net earnings (loss)(1)	56,413	(12,687)
(1)Total pro forma adjustments to net earnings (loss) represented decreases of $13.2 million and $101.9 million for the three months ended March 31, 2021 and 2020, respectively. Pro forma adjustments to net loss in 2020 include retro-active impacts related to purchase price allocation adjustments recorded, subsequent to the date of acquisition, within the measurement period described above.

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
(1)Net earnings for the period February 17, 2021 - March 31, 2021 and 2020 includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$442,695	$425,471	$14,881	$—	$883,047
Merchandise sales	58,294	173,783	804	—	232,881
Installment sales	17,089	—	—	—	17,089
Other	427	123	27	713	1,290
Total store revenues	518,505	599,377	15,712	713	1,134,307
Franchise
Merchandise sales	—	—	—	18,521	18,521
Royalty income and fees	—	—	—	6,894	6,894
Total revenues	$518,505	$599,377	$15,712	$26,128	$1,159,722

	Three Months Ended March 31, 2021
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$429,301	$302,526	$13,707	$—	$745,534
Merchandise sales	77,378	154,630	785	—	232,793
Installment sales	17,773	—	—	—	17,773
Other	414	293	6	205	918
Total store revenues	524,866	457,449	14,498	205	997,018
Franchise
Merchandise sales	—	—	—	33,055	33,055
Royalty income and fees	—	—	—	6,709	6,709
Total revenues	$524,866	$457,449	$14,498	$39,969	$1,036,782
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Rental payments received at our Rent-A-Center Business lease-to-own stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores must be prepaid in advance of the next rental term. Under the Acima Holdings business model, revenues may be earned prior to the rental payment due date, in which case revenue is accrued prior to receipt of the rental payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the rental term. See Note 4 for additional information regarding accrued rental revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At March 31, 2022 and December 31, 2021, we had $36.3 million and $51.7 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease locations, and Mexico stores is depreciated using the income forecasting method and recognized in cost of sales over the rental term. Rental merchandise in Acima Holdings is depreciated over the rental term using a straight-line depreciation method.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At March 31, 2022 and December 31, 2021, we had $2.4 million and $2.6 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At both March 31, 2022 and December 31, 2021, we had $3.9 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
makes a payment, generally on a monthly basis. Interest paid on installment agreements for each of the three months ended March 31, 2022 and 2021 was $3.1 million.
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
Receivables consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Installment sales receivables	$65,243	$66,276
Trade and notes receivables	64,768	68,581
Total receivables	130,011	134,857
Less allowance for doubtful accounts	(8,826)	(8,479)
Total receivables, net of allowance for doubtful accounts	$121,185	$126,378
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
The allowance for doubtful accounts related to trade and notes receivable was $0.8 million and $0.9 million, and the allowance for doubtful accounts related to installment sales receivable was $8.0 million and $7.6 million at March 31, 2022 and December 31, 2021, respectively.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	March 31, 2022
Beginning allowance for doubtful accounts	$8,479
Bad debt expense(1)	4,973
Accounts written off, net of recoveries	(4,626)
Ending allowance for doubtful accounts	$8,826
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2030. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back-office technology hardware assets.
In our calculation of operating lease right-of-use assets and operating lease liabilities we have elected not to separate the lease and non-lease components. Furthermore, operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Operating lease cost included in Other store expenses(1)(2)	$31,594	$34,136
Operating lease cost included in Other charges(2)	23	166
Sublease receipts	(2,165)	(3,349)
Total operating lease charges	$29,452	$30,953
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $8.7 million and $8.5 million for the three months ended March 31, 2022 and 2021, respectively.
Supplemental cash flow information related to leases:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$26,090	$26,572
Cash paid for short-term operating leases not included in operating lease liabilities	4,861	4,580
Right-of-use assets obtained in exchange for new operating lease liabilities	28,638	37,923
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	March 31, 2022	December 31, 2021
Weighted-average discount rate(1)	5.9%	6.0%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at March 31, 2022:

(in thousands)	Operating Leases
2022	$80,947
2023	87,761
2024	69,225
2025	51,644
2026	27,356
Thereafter	19,979
Total undiscounted operating lease liabilities	336,912
Less: Interest	(35,865)
Total present value of operating lease liabilities	$301,047

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 6 - Income Taxes
The effective tax rate was 46.2% for the three months ended March 31, 2022, compared to 13.8% for the corresponding period in 2021. The effective tax rate for the three months ended March 31, 2022 was impacted by the difference between recorded goodwill and goodwill recognized for tax purposes, primarily as a result of the Aggregate Stock Consideration from the Acima Holdings transaction subject to restricted stock agreements. The effective tax rate for the three months ended March 31, 2021 was impacted by the difference between recorded goodwill and goodwill recognized for tax purposes, primarily as a result of the Aggregate Stock Consideration subject to restricted stock agreement, partially offset by discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances.
Note 7 - Senior Debt
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
As of March 31, 2022, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $19.3 million and $2.8 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $866.2 million at March 31, 2022. We had $120.0 million outstanding borrowings under our ABL Credit Facility at March 31, 2022 and borrowing capacity of $343.6 million.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of March 31, 2022, we have issued letters of credit in the aggregate outstanding amount of $86.4 million primarily relating to workers compensation insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. The total interest rate on the Term Loan Facility was 3.81% at March 31, 2022. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.

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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at March 31, 2022 was 2.250%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at March 31, 2022 was 0.250%. We paid $0.6 million of commitment fees during the first quarter of 2022.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of March 31, 2022 was 0.94 to 1.00, however, neither of the conditions in (i) or (ii) described above were applicable. Therefore, the maintenance of the fixed charge coverage ratio as of March 31, 2022 was not required.

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
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2022 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2022	$6,563	$—	$6,563
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
2026	8,750	120,000	128,750
Thereafter	824,687	—	824,687
Total senior debt	$866,250	$120,000	$986,250

Note 8 -Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of March 31, 2022, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Condensed Consolidated Balance Sheets was approximately $13.5 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2022 and December 31, 2021, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at March 31, 2022:

	March 31, 2022
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$411,030	$(38,970)
Note 10 - Other Charges
Acima Holdings Acquisition. As described in Note 2, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the three months ended March 31, 2022 and 2021, we recognized approximately $36.6 million and $15.9 million in stock compensation expense related to these restricted stock agreement, respectively.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the three months ended March 31, 2022 and 2021, we recognized approximately $22.1 million and $14.0 million in amortization expense and $4.0 million and $1.3 million in incremental depreciation expense related to these assets, respectively.
Furthermore, during the three months ended March 31, 2022 and 2021, we recognized approximately $0.2 million and $16.4 million in transaction costs associated with the closing of the transaction, respectively.
During the three months ended March 31, 2021 we recognized approximately $3.2 million in post-acquisition integration costs, including $2.8 million in employee severance and $0.4 million in reorganization advisory fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to Other charges for the three months ended March 31, 2022 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2021	Charges & Adjustments	Payments & Adjustments	Accrued Charges at March 31, 2022
Cash charges:
Acima Holdings transaction costs	$—	$187	$(187)	$—
Labor reduction costs(1)	1,593	3,974	(305)	5,262
Other cash charges	—	83	(83)	—
Total cash charges	$1,593	4,244	$(575)	$5,262
Non-cash charges:
Acima Holdings restricted stock agreements(2)		36,558
Depreciation and amortization of acquired assets(3)		26,092
Asset impairments(4)		4,870
Other		(1,616)
Total other charges		$70,148
(1) Represents charges incurred for employee severance.
(2) Represents stock compensation expense related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition proceeds subject to vesting restrictions, as described in Note 2 and Note 12.
(3) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings as described in Note 2.
(4) Primarily represents impairment of software assets.
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
Segment information as of and for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues
Rent-A-Center Business	$518,505	$524,866
Acima	599,377	457,449
Mexico	15,712	14,498
Franchising	26,128	39,969
Total revenues	$1,159,722	$1,036,782

	Three Months Ended March 31,
(in thousands)	2022	2021
Gross profit
Rent-A-Center Business	$363,380	$359,169
Acima	164,228	134,250
Mexico	11,101	10,212
Franchising	7,386	6,892
Total gross profit	$546,095	$510,523

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating profit
Rent-A-Center Business	$100,176	$121,277
Acima	9,600	24,814
Mexico	2,066	1,954
Franchising	4,790	4,985
Total segments	116,632	153,030
Corporate(1)	(105,589)	(82,984)
Total operating profit	$11,043	$70,046
(1) Includes stock compensation expense of $36.6 million recognized for the three months ended March 31, 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 10.

	Three Months Ended March 31,
(in thousands)	2022	2021
Depreciation and amortization
Rent-A-Center Business	$6,413	$4,577
Acima(1)	582	474
Mexico	149	120
Franchising	37	16
Total segments	7,181	5,187
Corporate(2)	7,348	8,206
Total depreciation and amortization	$14,529	$13,393
(1)Excludes amortization expense of approximately $22.1 million and $14.0 million for the three months ended March 31, 2022 and 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 10 for additional information.
(2)Excludes depreciation expense of approximately $4.0 million and $1.3 million for the three months ended March 31, 2022 and 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition. See Note 10 for additional information.

	Three Months Ended March 31,
(in thousands)	2022	2021
Capital expenditures
Rent-A-Center Business	$13,408	$6,257
Acima	46	154
Mexico	222	76
Franchising	112	—
Total segments	13,788	6,487
Corporate	2,615	4,901
Total capital expenditures	$16,403	$11,388

(in thousands)	March 31, 2022	December 31, 2021
On rent rental merchandise, net
Rent-A-Center Business	$455,828	$477,901
Acima	542,437	676,279
Mexico	19,220	18,844
Total on rent rental merchandise, net	$1,017,485	$1,173,024

(in thousands)	March 31, 2022	December 31, 2021
Held for rent rental merchandise, net
Rent-A-Center Business	$117,617	$123,111
Acima	1,159	626
Mexico	8,887	9,247
Total held for rent rental merchandise, net	$127,663	$132,984

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2022	December 31, 2021
Assets by segment
Rent-A-Center Business	$1,003,246	$1,026,886
Acima	1,287,869	1,476,752
Mexico	43,243	41,669
Franchising	15,904	15,412
Total segments	2,350,262	2,560,719
Corporate	426,859	432,608
Total assets	$2,777,121	$2,993,327
Note 12 - Common Stock and Stock-Based Compensation
In early December 2021, our Board of Directors authorized a new stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. No shares of our common stock were repurchased during the three months ended March 31, 2022 and 2021, respectively.
We recognized $4.9 million and $4.3 million in compensation expense related to stock awards issued under the Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, we granted approximately 551,000 market-based performance units and 300,000 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2022 was $25.55 and $30.92, respectively.
As described in Note 2, Aggregate Stock Consideration issued to the former owners of Acima Holdings included 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, are recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $36.6 million in stock compensation expense related to these restricted stock agreements during the three months ended March 31, 2022, which was recorded to Other charges in our Condensed Consolidated Statements of Operations, as described in Note 10.
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
Massachusetts Attorney General. The Massachusetts Attorney General (the “MAG”) issued a civil investigative demand in 2018 seeking information with respect to certain of our business practices, including regarding account management and certain other business practices in connection with our lease-to-own transactions. Since receiving such demand, we have cooperated with the MAG in connection with its investigation. In June 2021, the MAG provided us with proposed settlement terms including a monetary payment, injunctive provisions regarding certain business practices and compliance requirements. We are continuing to cooperate and discuss resolution of the inquiry with the MAG. We are currently unable to predict the ultimate timing or outcome of the MAG investigation.
State Attorneys General Investigation. On November 1, 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multistate investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions with officials at the lead attorneys general offices and, based on those discussions, it is our understanding that the investigation is looking at business practices within the virtual lease-to-own industry and includes or will include multiple companies. Acima is cooperating with the investigation process. In April 2022, we received a request for information and documents. No specific allegations have been made against Acima pursuant to the investigation. We are currently unable to predict the eventual scope, timing or outcome of this matter.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 14 - (Loss) Earnings Per Common Share
Summarized basic and diluted (loss) earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net (loss) earnings	$(4,237)	$42,552
Denominator:
Weighted-average shares outstanding(1)	53,751	56,247
Effect of dilutive stock awards(2)	—	10,048
Weighted-average dilutive shares	53,751	66,295

Basic (loss) earnings per common share	$(0.08)	$0.76
Diluted (loss) earnings per common share(2)	$(0.08)	$0.64
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units(3)	5,959	—
Anti-dilutive performance share units(3)	984	—
Anti-dilutive stock options(3)	1,068	—
(1) Weighted-average shares outstanding for the three months ended March 31, 2021 includes approximately 1.3 million common shares issued in connection with the acquisition of Acima Holdings in February 2021. See Note 2 for additional information.
(2) There was no dilutive effect to the loss per common share for the three months ended March 31, 2022 due to the net loss incurred for the period.
(3) Includes 5.2 million unvested shares subject to restricted stock agreements related to the Aggregate Stock Consideration issued to the former owners of Acima Holdings at the time of acquisition. There were no anti-dilutive stock awards for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under the Company's share repurchase program, and other statements that are not historical facts.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
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
•the impact of the COVID-19 pandemic and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, the expiration of governmental stimulus programs, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Acima retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our suppliers' ability to satisfy our merchandise needs and related supply chain disruptions, (v) our employees, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
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
•rapid inflation or deflation in the prices of our products and other related costs;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q.
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
•using technology to support frictionless retailer onboarding with seamless integration to retailers′ platforms;
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
Recent Developments
On March 23, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share for the first quarter of 2022. The dividend was paid on April 22, 2022 to our common stockholders of record as of the close of business on April 5, 2022.

Business and Operational Trends
COVID-19 Pandemic. Beginning in the first quarter of 2020, the worldwide spread of COVID-19 caused significant disruptions to the U.S. and world economies, as a result of U.S. state and local and foreign jurisdictions implementing various containment or mitigation measures, including temporary shelter-in-place orders and the temporary closure of non-essential businesses. Despite the availability of COVID-19 vaccines, the number of COVID-19 cases has increased at various times over the course of the pandemic resulting in certain governmental authorities imposing or re-imposing certain restrictions on businesses.
In response to COVID-19, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing U.S. citizens and businesses with various stimulus and income tax relief benefits throughout 2020 and early 2021 to help offset immediate negative financial impacts sustained as a result of COVID-19. In addition, we proactively implemented certain response measures, including the implementation of certain cost savings initiatives following the onset of the pandemic and providing our Rent-A-Center Business and Acima customers with additional electronic payment methods to facilitate contactless transactions. These response measures resulted in improved customer payment behaviors contributing to higher revenues and lower merchandise losses in 2020 and the first half of 2021. However, in the third quarter of 2021 we began to see negative trends in customer behavior, payment and loss activity, which were accelerated in the fourth quarter of 2021, following the expiration of government stimulus and relief programs combined with a significant rise in the US consumer price index.
Other Macroeconomic Conditions. In addition to the above, we believe that we have been impacted by other negative macroeconomic trends, including a condensed labor market, wage inflation, and global supply chain issues resulting in reduced product availability and rising product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, providing credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain, at this time we are unable to predict the full extent to which consumer spending behavior, or other macro-economic trends, may impact our business in future periods.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion of operational impacts to our business and additional risks associated with COVID-19 and these macroeconomic conditions.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2022 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Overview
The following briefly summarizes certain of our financial information for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
During the first three months of 2022, consolidated revenues increased approximately $122.9 million, primarily due to the acquisition of Acima Holdings. Operating profit decreased approximately $59.0 million for the three months ended March 31, 2022, primarily due to increased labor, other store expenses, and other charges described further below.
Revenues in our Rent-A-Center Business segment decreased approximately $6.4 million for the three months ended March 31, 2022, primarily due to a decrease in same store sales. Operating profit decreased approximately $21.1 million for the three months ended March 31, 2022, primarily attributable to higher merchandise loss rates and increased labor expense.
The Acima segment revenues increased approximately $141.9 million for the three months ended March 31, 2022, driven primarily by the acquisition of Acima Holdings. Operating profit decreased approximately $15.2 million for the three months ended March 31, 2022, primarily due to higher merchandise losses, partially offset by higher gross profit.
The Mexico segment revenues increased by 8.4% for the three months ended March 31, 2022, contributing to an increase in gross profit of 8.7%, or $0.9 million. Operating profit increased $0.1 million for the three months ended March 31, 2022.
Revenues for the Franchising segment decreased $13.8 million for the three months ended March 31, 2022, primarily due to lower inventory purchases per store. Operating profit decreased $0.2 million for the three months ended March 31, 2022.
Cash flow from operations was $205.3 million for the three months ended March 31, 2022. As of March 31, 2022, we held $95.7 million of cash and cash equivalents and outstanding indebtedness of $1.44 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2022	2021	$	%
Revenues
Store
Rentals and fees	$883,047	$745,534	$137,513	18.4%
Merchandise sales	232,881	232,793	88	—%
Installment sales	17,089	17,773	(684)	(3.8)%
Other	1,290	918	372	40.5%
Total store revenue	1,134,307	997,018	137,289	13.8%
Franchise
Merchandise sales	18,521	33,055	(14,534)	(44.0)%
Royalty income and fees	6,894	6,709	185	2.8%
Total revenues	1,159,722	1,036,782	122,940	11.9%
Cost of revenues
Store
Cost of rentals and fees	338,633	247,035	91,598	37.1%
Cost of merchandise sold	250,331	240,106	10,225	4.3%
Cost of installment sales	5,921	6,041	(120)	(2.0)%
Total cost of store revenues	594,885	493,182	101,703	20.6%
Franchise cost of merchandise sold	18,742	33,077	(14,335)	(43.3)%
Total cost of revenues	613,627	526,259	87,368	16.6%
Gross profit	546,095	510,523	35,572	7.0%
Operating expenses
Store expenses
Labor	166,603	156,707	9,896	6.3%
Other store expenses	227,369	170,133	57,236	33.6%
General and administrative expenses	56,403	49,125	7,278	14.8%
Depreciation and amortization	14,529	13,393	1,136	8.5%
Other charges	70,148	51,119	19,029	37.2%
Total operating expenses	535,052	440,477	94,575	21.5%
Operating profit	11,043	70,046	(59,003)	(84.2)%
Debt refinancing charges	—	8,743	(8,743)	—%
Interest, net	18,925	11,916	7,009	58.8%
(Loss) earnings before income taxes	(7,882)	49,387	(57,269)	(116.0)%
Income tax (benefit) expense	(3,645)	6,835	(10,480)	(153.3)%
Net (loss) earnings	$(4,237)	$42,552	$(46,789)	(110.0)%
Three Months Ended March 31, 2022, compared to Three Months Ended March 31, 2021
Store Revenue. Total store revenue increased by $137.3 million, or 13.8%, to $1,134.3 million for the three months ended March 31, 2022, from $997.0 million for the three months ended March 31, 2021. This increase was primarily due to increases of approximately $141.9 million in the Acima segment, partially offset by a decrease of $6.4 million in the Rent-A-Center Business segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2022, increased by $91.6 million, or 37.1%, to $338.6 million as compared to $247.0 million in 2021. This increase in cost of rentals and fees was primarily attributable to increases of $87.1 million and

$4.0 million in the Acima and Rent-A-Center Business segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 38.3% for the three months ended March 31, 2022 as compared to 33.1% in 2021.
Cost of Merchandise Sold. Cost of merchandise sold increased by $10.2 million, or 4.3%, to $250.3 million for the three months ended March 31, 2022, from $240.1 million in 2021, primarily attributable to increases of $24.8 million in the Acima segment, partially offset by a decrease of $14.5 million in the Rent-A-Center Business segment, respectively. The gross margin percent of merchandise sales decreased to (7.5)% for the three months ended March 31, 2022, from (3.1)% in 2021.
Gross Profit. Gross profit increased by $35.6 million, or 7.0%, to $546.1 million for the three months ended March 31, 2022, from $510.5 million in 2021, due primarily to increases of $30.0 million and $4.2 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 47.1% for the three months ended March 31, 2022, as compared to 49.2% in 2021.
Store Labor. Store labor increased by $9.9 million, or 6.3%, to $166.6 million, for the three months ended March 31, 2022, as compared to $156.7 million in 2021, primarily attributable to increases of $1.0 million and $8.5 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 14.7% for the three months ended March 31, 2022, as compared to 15.7% in 2021.
Other Store Expenses. Other store expenses increased by $57.3 million, to $227.4 million for the three months ended March 31, 2022, as compared to $170.1 million in 2021, due to increases of $41.4 million and $15.2 million in the Acima and Rent-A-Center Business segments, respectively, primarily attributable to higher customer stolen merchandise loss rates, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 20.0% for the three months ended March 31, 2022, compared to 17.1% in 2021.
General and Administrative Expenses. General and administrative expenses increased by $7.3 million, or 14.8%, to $56.4 million for the three months ended March 31, 2022, as compared to $49.1 million in 2021, primarily due to higher labor overhead as a result of the acquisition of Acima Holdings. General and administrative expenses expressed as a percentage of total revenue were 4.9% for the three months ended March 31, 2022, compared to 4.7% in 2021.
Other Charges. Other charges increased by $19.0 million, to $70.1 million for the three months ended March 31, 2022, as compared to $51.1 million in 2021. Other charges for the three months ended March 31, 2022 primarily included stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, depreciation and amortization of acquired software and intangible assets, software asset impairment, and employee severance. Other charges for the three months ended March 31, 2021 primarily included one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets, related to the acquisition of Acima Holdings.
Operating Profit. Operating profit decreased by $59.0 million, to $11.0 million for the three months ended March 31, 2022, as compared to $70.0 million in 2021, primarily due to the increases in other store expenses, other charges, and store labor, partially offset by the increase in gross profit, as described above. Operating profit expressed as a percentage of total revenue was 1.0% for the three months ended March 31, 2022, compared to 6.8% in 2021.
Income Tax (Benefit) Expense. Income tax expense for the three months ended March 31, 2022 was $(3.6) million, as compared to $6.8 million in 2021, primarily due to a decrease in earnings before taxes of approximately $57.2 million. The effective tax rate was 46.2% for the three months ended March 31, 2022, compared to 13.8% in 2021, primarily due to the difference between recorded goodwill and goodwill recognized for tax purposes, as a result of the Aggregate Stock Consideration from the Acima Holdings transaction subject to restricted stock agreements. In addition, the effective tax rate for the three months ended March 31, 2021, was further impacted by discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances.

Segment Performance
Rent-A-Center Business segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2022	2021	$	%
Revenues	$518,505	$524,866	$(6,361)	(1.2)%
Gross profit	363,380	359,169	4,211	1.2%
Operating profit	100,176	121,277	(21,101)	(17.4)%
Change in same store revenue				(1.1)%
Stores in same store revenue calculation(1)				1,757
(1) Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. We exclude from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 30th full month following account transfer. Due to the COVID-19 pandemic and related temporary store closures, all 32 stores in Puerto Rico were excluded starting in March 2020 through March 2022.
Revenues. The decrease in revenue for the three months ended March 31, 2022, as compared to 2021, was primarily due to a decrease in same store sales revenue driven by lower merchandise sales stemming from the lapse of government stimulus programs and the increase in U.S. consumer price index.
Gross Profit. Gross profit increased for the three months ended March 31, 2022, as compared to 2021, driven primarily by an increase in rental and fee revenue combined with lower merchandise sales. Gross profit as a percentage of segment revenues was 70.1% for the three months ended March 31, 2022, as compared to 68.4% for the corresponding period in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 19.3% for the three months ended March 31, 2022, compared to 23.1% for the corresponding period in 2021. The decrease in operating margin for the three months ended March 31, 2022, as compared to 2021, was driven primarily by the decrease in revenues described above, in addition to higher loss rates and higher labor expense. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 3.9% for the three months ended March 31, 2022, compared to 2.7% for the corresponding period in 2021. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.7% for the three months ended March 31, 2022, compared to approximately 1.3% for the corresponding period in 2021. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2022	2021	$	%
Revenues	$599,377	$457,449	$141,928	31.0%
Gross profit	164,228	134,250	29,978	22.3%
Operating profit	9,600	24,814	(15,214)	(61.3)%
Revenues. The increase in revenue for the three months ended March 31, 2022 compared to 2021, was driven primarily by the acquisition of Acima Holdings.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 27.4% for the three months ended March 31, 2022, compared to 29.3% for the corresponding period in 2021. Gross profit margin decreased for the three months ended March 31, 2022, compared to 2021, primarily due to a higher mix of rental agreements generated from our virtual business model, driven by the acquisition of Acima Holdings.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 1.6% for the three months ended March 31, 2022, compared to 5.4% for the corresponding period in 2021. Operating profit margin decreased for the three months ended March 31, 2022, as compared to 2021, primarily due to the acquisition of Acima Holdings, including amortization of acquired software and intangible assets, and higher merchandise losses, partially offset by higher revenues. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 12.6% for the three months ended March 31, 2022, compared to 8.6% for the corresponding period in 2021.

Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.1% for the three months ended March 31, 2022, compared to 0.4% for the corresponding period in 2021.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2022	2021	$	%
Revenues	$15,712	$14,498	$1,214	8.4%
Gross profit	11,101	10,212	889	8.7%
Operating profit	2,066	1,954	112	5.7%
Change in same store revenue				7.6%
Stores in same store revenue calculation(1)				108
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
Revenues. Revenues were negatively impacted by exchange rate fluctuations of approximately $0.2 million for the three months ended March 31, 2022, as compared to the same periods in 2021. On a constant currency basis, revenues for the three months ended March 31, 2022 increased approximately $1.4 million, compared to the same periods in 2021.
Gross Profit. Gross profit was negatively impacted by exchange rate fluctuations of approximately $0.1 million for the three months ended March 31, 2022, as compared to the same periods in 2021. On a constant currency basis, gross profit for the three months ended March 31, 2022 increased by approximately $1.0 million as compared to the same periods in 2021. Gross profit as a percentage of segment revenues was 70.7% for the three months ended March 31, 2022, compared to 70.4% for the corresponding period in 2021.
Operating Profit. Operating profit for the three months ended March 31, 2022 was minimally impacted by exchange rate fluctuations as compared to the same period in 2021. Operating profit as a percentage of segment revenues increased to 13.1% for the three months ended March 31, 2022, compared to 13.5% for the corresponding periods in 2021.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2022	2021	$	%
Revenues	$26,128	$39,969	$(13,841)	(34.6)%
Gross profit	7,386	6,892	494	7.2%
Operating profit	4,790	4,985	(195)	(3.9)%
Revenues. Revenues decreased for the three months ended March 31, 2022 compared to the corresponding period in 2021, primarily due to lower inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues was 28.3% for the three months ended March 31, 2022, compared to 17.2% for the corresponding period in 2021. The increase for the three months ended March 31, 2022 was primarily due to a higher percentage of royalty income and fees included in revenues, compared to the corresponding period in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 18.3%, for the three months ended March 31, 2022 compared to 12.5% for the corresponding period in 2021. The increase for the three months ended March 31, 2022, compared to the corresponding period in 2021 was primarily due to a higher percentage of royalty income and fees included in revenues described above.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2022, we generated $205.3 million in operating cash flow. We paid down debt by $172.2 million from cash generated from operations and also used cash in the amount of $21.1 million for dividends and $16.4 million for capital expenditures. We ended the first quarter of 2022 with $95.7 million of cash and cash equivalents and outstanding indebtedness of $1.44 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $69.5 million to $205.3 million for the three months ended March 31, 2022, from $135.8 million in 2021, primarily due to lower inventory purchases.

Cash used in investing activities was $16.7 million for the three months ended March 31, 2022, compared to $1,279.3 million in 2021, a change of $1,296.6 million, primarily due to the acquisition of Acima Holdings in February 2021.
Cash (used in) provided by financing activities was $(201.3) million for the three months ended March 31, 2022, compared to $1,107.3 million in 2021, representing a change of $1,308.6 million, primarily due to debt proceeds of $1.5 billion received in the first quarter of 2021 used to fund the acquisition of Acima Holdings in February 2021, partially offset by debt issuance costs of $46.1 million paid in the first quarter of 2021 in connection with the receipt of debt proceeds, in addition to lower debt repayments of $135.3 million for the three months ended March 31, 2022 compared to the same period in 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next 12 months. At April 27, 2022, we had approximately $104.5 million in cash on hand, and $343.6 million available under our ABL Credit Facility.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Customer stolen merchandise(1)	$99,742	$56,588
Other merchandise losses(2)	9,907	8,674
Total merchandise losses	$109,649	$65,262
(1)Increase in customer stolen merchandise in 2022 is primarily due to the increase in customer stolen merchandise loss rates for the three months ended March 31, 2022 compared to the corresponding period in 2021, as described in the Results of Operations section above. In addition, the increase is partly attributable to the timing of the acquisition of Acima Holdings on February 17, 2021, resulting in a partial period of losses for the first quarter of 2021.
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $16.4 million and $11.4 million on capital expenditures during the three months ended March 31, 2022 and 2021, respectively.
Acquisitions and New Location Openings. During the first three months of 2022, we acquired one rent-to-own store location and customer accounts for an aggregate purchase price of approximately $0.3 million. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment.

The table below summarizes the store location activity for the three-month period ended March 31, 2022 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,846	123	466	2,435
New location openings	6	—	1	7
Conversions	—	—	—	—
Closed locations
Merged with existing locations	—	(1)	—	(1)
Sold or closed with no surviving location	—	—	(3)	(3)
Locations at end of period(1)	1,852	122	464	2,438
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired stores (in millions)	$0.3	$—	$—	$0.3
(1) Does not include locations in our Acima segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%, which margin, as of April 27, 2022, was 2.250%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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

At April 27, 2022, we had outstanding borrowings of $866.3 million under our Term Loan Facility and available commitments of $343.6 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2030. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of March 31, 2022, our total remaining obligation for existing store lease contracts was approximately $335.7 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring 12 months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of March 31, 2022, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $0.3 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of March 31, 2022, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $1.2 million.
See Note 5 of our condensed consolidated financial statements included in this report for additional discussion of our store operating leases.
Uncertain Tax Position. As of March 31, 2022, we have recorded $6.5 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of March 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of March 31, 2022, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $866.2 million outstanding under the Term Loan Facility and $120.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at March 31, 2022, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $10.0 million additional annualized pre-tax charge or credit to our condensed consolidated statement of operations. We have not entered into any interest rate swap agreements as of March 31, 2022.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2022, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please see Note 13 of our condensed consolidated financial statements included in this report for additional discussion of certain of our legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Date: May 5, 2022