Form 10-Q
period 2022-06-30
RENT A CENTER INC DE
filed 2022-08-05
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2022:

Class	Outstanding
Common stock, $.01 par value	59,198,975

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except per share data)
Revenues
Store
Rentals and fees	$857,298	$916,405	$1,740,345	$1,661,939
Merchandise sales	160,769	221,229	393,649	454,022
Installment sales	18,548	18,191	35,637	35,964
Other	1,068	1,035	2,358	1,953
Total store revenues	1,037,683	1,156,860	2,171,989	2,153,878
Franchise
Merchandise sales	26,505	29,616	45,026	62,671
Royalty income and fees	7,067	7,499	13,961	14,208
Total revenues	1,071,255	1,193,975	2,230,976	2,230,757
Cost of revenues
Store
Cost of rentals and fees	319,943	320,873	658,576	567,908
Cost of merchandise sold	185,735	249,853	436,066	489,959
Cost of installment sales	6,426	6,234	12,347	12,275
Total cost of store revenues	512,104	576,960	1,106,989	1,070,142
Franchise cost of merchandise sold	26,607	29,543	45,349	62,620
Total cost of revenues	538,711	606,503	1,152,338	1,132,762
Gross profit	532,544	587,472	1,078,638	1,097,995
Operating expenses
Store expenses
Labor	163,956	159,337	330,559	316,044
Other store expenses	199,091	181,012	426,459	351,145
General and administrative expenses	44,868	54,385	101,271	103,510
Depreciation and amortization	12,880	13,566	27,410	26,959
Other charges	53,668	72,653	123,816	123,772
Total operating expenses	474,463	480,953	1,009,515	921,430
Operating profit	58,081	106,519	69,123	176,565
Debt refinancing charges	—	—	—	8,743
Interest expense	19,089	20,435	38,058	32,425
Interest income	(92)	(44)	(137)	(118)
Earnings before income taxes	39,084	86,128	31,202	135,515
Income tax expense	19,359	24,819	15,714	31,654
Net earnings	$19,725	$61,309	$15,488	$103,861
Basic earnings per common share	$0.37	$1.05	$0.29	$1.81
Diluted earnings per common share	$0.33	$0.90	$0.26	$1.55
Cash dividends declared per common share	$0.34	$0.31	$0.68	$0.62
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net earnings	$19,725	$61,309	$15,488	$103,861
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(26) and $238, $150 and $11 for the three and six months ended June 30, 2022 and 2021, respectively	(97)	896	564	43
Total other comprehensive (loss) income	(97)	896	564	43
Comprehensive income	$19,628	$62,205	$16,052	$103,904
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$112,175	$108,333
Receivables, net of allowance for doubtful accounts of $9,226 and $8,479 in 2022 and 2021, respectively	122,594	126,378
Prepaid expenses and other assets	59,476	63,468
Rental merchandise, net
On rent	977,178	1,173,024
Held for rent	140,770	132,984
Merchandise held for installment sale	5,994	6,405
Property assets, net of accumulated depreciation of $586,669 and $557,453 in 2022 and 2021, respectively	298,134	308,098
Operating lease right-of-use assets	304,376	291,338
Deferred tax asset	68,339	68,391
Goodwill	289,761	289,750
Other intangible assets, net	388,335	425,158
Total assets	$2,767,132	$2,993,327
LIABILITIES
Accounts payable – trade	$120,688	$135,666
Accrued liabilities	318,099	362,708
Operating lease liabilities	307,125	296,535
Deferred tax liability	92,401	113,943
Senior debt, net	933,019	1,135,207
Senior notes, net	436,966	435,992
Total liabilities	2,208,298	2,480,051
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 124,980,516 and 124,398,373 shares issued in June 30, 2022 and December 31, 2021, respectively	1,071	1,065
Additional paid-in capital	1,216,176	1,146,509
Retained earnings	1,118,968	1,143,647
Treasury stock at cost, 65,790,667 shares in June 30, 2022 and December 31, 2021	(1,765,574)	(1,765,574)
Accumulated other comprehensive loss	(11,807)	(12,371)
Total stockholders' equity	558,834	513,276
Total liabilities and stockholders' equity	$2,767,132	$2,993,327
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net loss	—	—	—	(4,237)	—	—	(4,237)
Other comprehensive income	—	—	—	—	—	661	661
Exercise of stock options	22	1	476	—	—	—	477
Vesting of restricted share units, net of shares withheld for employee taxes	424	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(8,466)	—	—	—	(8,466)
Stock-based compensation	—	—	41,410	—	—	—	41,410
Dividends declared	—	—	—	(20,063)	—	—	(20,063)
Balance at March 31, 2022	124,844	1,070	1,179,925	1,119,347	(1,765,574)	(11,710)	523,058
Net earnings	—	—	—	19,725	—	—	19,725
Other comprehensive loss	—	—	—	—	—	(97)	(97)
Exercise of stock options	52	—	783	—	—	—	783
Vesting of restricted share units, net of shares withheld for employee taxes	85	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(969)	—	—	—	(969)
Stock-based compensation	—	—	36,438	—	—	—	36,438
Dividends declared	—	—	—	(20,104)	—	—	(20,104)
Balance at June 30, 2022	124,981	$1,071	$1,216,176	$1,118,968	$(1,765,574)	$(11,807)	$558,834

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	42,552	—	—	42,552
Other comprehensive loss	—	—	—	—	—	(853)	(853)
Exercise of stock options	330	3	8,941	—	—	—	8,944
Vesting of restricted share units, net of shares withheld for employee taxes(1)	902	7	(20,910)	—	—	—	(20,903)
Stock-based compensation	—	—	20,148	—	—	—	20,148
Dividends declared	—	—	—	(20,722)	—	—	(20,722)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at March 31, 2021	124,193	1,142	1,015,995	1,112,840	(1,375,541)	(12,249)	742,187
Net earnings	—	—	—	61,309	—	—	61,309
Other comprehensive income	—	—	—	—	—	896	896
Exercise of stock options	96	1	1,681	—	—	—	1,682
Vesting of restricted share units, net of shares withheld for employee taxes	58	1	—	—	—	—	1
Stock-based compensation	—	—	39,566	—	—	—	39,566
Dividends declared	—	—	—	(20,477)	—	—	(20,477)
Balance at June 30, 2021	124,347	$1,144	$1,057,242	$1,153,672	$(1,375,541)	$(11,353)	$825,164
(1)Includes shares released from escrow related to the 2019 Merchant's Preferred acquisition.
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
(in thousands)
Cash flows from operating activities
Net earnings	$15,488	$103,861
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	637,870	547,034
Bad debt expense	9,494	6,058
Stock-based compensation expense	77,848	59,714
Depreciation of property assets	34,854	31,782
Loss on sale or disposal of property assets	5,998	249
Amortization of intangibles	36,881	43,712
Amortization of financing fees	3,161	2,917
Write-off of debt financing fees	—	4,546
Deferred income taxes	(21,712)	21,320
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(449,040)	(555,856)
Receivables	(5,711)	(6,384)
Prepaid expenses and other assets	3,981	4,524
Operating lease right-of-use assets and lease liabilities	(2,449)	(265)
Accounts payable – trade	(14,978)	(28,030)
Accrued liabilities	(44,564)	15,336
Net cash provided by operating activities	287,121	250,518
Cash flows from investing activities
Purchase of property assets	(30,895)	(25,401)
Proceeds from sale of property assets	8	—
Acquisitions of businesses	(417)	(1,273,542)
Net cash used in investing activities	(31,304)	(1,298,943)
Cash flows from financing activities
Exercise of stock options	1,260	10,626
Shares withheld for payment of employee tax withholdings	(9,436)	(20,903)
Debt issuance costs	—	(46,085)
Proceeds from debt	90,000	1,490,000
Repayments of debt	(294,375)	(364,688)
Dividends paid	(39,492)	(35,054)
Net cash (used in) provided by financing activities	(252,043)	1,033,896
Effect of exchange rate changes on cash	68	152
Net increase (decrease) in cash and cash equivalents	3,842	(14,377)
Cash and cash equivalents at beginning of period	108,333	159,449
Cash and cash equivalents at end of period	$112,175	$145,072
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
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties, such as the future unknown impacts of the COVID-19 pandemic and other macroeconomic factors, including recent significant increases to the consumer price index, a condensed labor market, wage inflation, and global supply chain issues may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
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
Our Acima segment, which operates in the United States and Puerto Rico, which includes the operations of Acima Holdings (as defined in Note 2 below) acquired in February 2021 and our previous Preferred Lease virtual and staffed locations, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through staffed or unstaffed kiosks located within such retailer’s locations, or other virtual location options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
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
In accordance with the agreement and plan of merger entered into in connection with the transaction (the “Merger Agreement”), we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings is subject to restricted stock agreements providing vesting conditions over a 36-month period that began upon closing of the transaction. The portion of the Aggregate Stock Consideration issued to nonemployee former owners of Acima Holdings is subject to the terms of an 18-month lockup agreement, pursuant to which two-thirds of the aggregate shares of our common stock received by non-employee former owners in the transaction have become transferable with the remainder to become transferable on August 17, 2022. We entered into a Registration Rights Agreement at the closing of the transaction pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the transaction.
The aggregate purchase price in accordance with accounting standards under U.S. GAAP was approximately $1.4 billion, including the Aggregate Cash Consideration, and the 2,683,328 shares of the Aggregate Stock Consideration issued to non-employee former owners of Acima Holdings, valued at $51.14 per share, as of the closing date and discounted for lack of marketability on account of the transfer restrictions described above. The Aggregate Cash Consideration for the acquisition was financed with a combination of cash on hand, borrowings under our ABL Credit Facility and proceeds from issuances under our Term Loan Facility, as defined in Note 7, in addition to proceeds from the issuance of new unsecured senior notes. See Note 7 and Note 8 for additional information.
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
Carrying value for assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, accounts payable and accrued liabilities were recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC Topic 842, “Leases”. The fair value measurements for acquired intangible assets and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
developed technology were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. Certain fair values were determined based on an independent valuation of the net assets acquired, including $340.6 million of rental merchandise and $520 million of identifiable intangible assets with an estimated weighted average useful life of 8 years, as follows:

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
Acima Holdings' results of operations are reflected in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma total revenues	$1,193,975	$982,266	$2,425,361	$1,969,013
Pro Forma net earnings (loss)(1)	65,448	16,122	121,861	(843)
(1)Total pro forma adjustments to net earnings represented an increase of $4.1 million for the three months ended June 30, 2021, a decrease of $106.2 million for the six months ended June 30, 2021, and decreases of $71.7 million and $177.9 million for the three and six months ended June 30, 2020, respectively. Pro forma adjustments to net loss in 2020 include retro-active impacts related to purchase price allocation adjustments recorded, subsequent to the date of acquisition, within the measurement period described above.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The amounts of revenue and earnings of Acima Holdings included in our Condensed Consolidated Statements of Operations from the acquisition date of February 17, 2021 are as follows:

(in thousands)	February 17, 2021 - June 30, 2021
(unaudited)
Total revenues	$615,646
Net earnings(1)	68,986
(1)Net earnings for the period includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$436,371	$405,184	$15,743	$—	$857,298
Merchandise sales	34,952	124,888	929	—	160,769
Installment sales	18,548	—	—	—	18,548
Other	314	98	29	627	1,068
Total store revenues	490,185	530,170	16,701	627	1,037,683
Franchise
Merchandise sales	—	—	—	26,505	26,505
Royalty income and fees	—	—	—	7,067	7,067
Total revenues	$490,185	$530,170	$16,701	$34,199	$1,071,255
(1) Represents revenues for our Acima segment, as defined in Note 1.

	Six Months Ended June 30, 2022
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$879,066	$830,655	$30,624	$—	$1,740,345
Merchandise sales	93,246	298,670	1,733	—	393,649
Installment sales	35,637	—	—	—	35,637
Other	741	221	56	1,340	2,358
Total store revenues	1,008,690	1,129,546	32,413	1,340	2,171,989
Franchise
Merchandise sales	—	—	—	45,026	45,026
Royalty income and fees	—	—	—	13,961	13,961
Total revenues	$1,008,690	$1,129,546	$32,413	$60,327	$2,230,976
(1) Represents revenues for our Acima segment, as defined in Note 1.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30, 2021
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$438,162	$463,841	$14,402	$—	$916,405
Merchandise sales	49,050	171,346	833	—	221,229
Installment sales	18,191	—	—	—	18,191
Other	431	93	20	491	1,035
Total store revenues	505,834	635,280	15,255	491	1,156,860
Franchise
Merchandise sales	—	—	—	29,616	29,616
Royalty income and fees	—	—	—	7,499	7,499
Total revenues	$505,834	$635,280	$15,255	$37,606	$1,193,975
(1) Represents revenues for our Acima segment, as defined in Note 1.

	Six Months Ended June 30, 2021
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$867,463	$766,367	$28,109	$—	$1,661,939
Merchandise sales	126,428	325,976	1,618	—	454,022
Installment sales	35,964	—	—	—	35,964
Other	845	386	26	696	1,953
Total store revenues	1,030,700	1,092,729	29,753	696	2,153,878
Franchise
Merchandise sales	—	—	—	62,671	62,671
Royalty income and fees	—	—	—	14,208	14,208
Total revenues	$1,030,700	$1,092,729	$29,753	$77,575	$2,230,757
(1) Represents revenues for our Acima segment, as defined in Note 1.
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the rental term. At June 30, 2022 and December 31, 2021, we had $32.5 million and $51.7 million, respectively, in deferred revenue included in accrued liabilities related to our rental purchase agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease locations, and Mexico stores is depreciated using the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
income forecasting method and recognized in cost of sales over the rental term. Rental merchandise in Acima Holdings is depreciated over the rental term using a straight-line depreciation method.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At June 30, 2022 and December 31, 2021, we had $2.3 million and $2.6 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2022 and December 31, 2021, we had $3.8 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the six months ended June 30, 2022 and 2021 was $6.1 million, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Receivables consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Installment sales receivables	$67,500	$66,276
Trade and notes receivables	64,320	68,581
Total receivables	131,820	134,857
Less allowance for doubtful accounts	(9,226)	(8,479)
Total receivables, net of allowance for doubtful accounts	$122,594	$126,378
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
The allowance for doubtful accounts related to trade and notes receivable was $1.1 million and $0.9 million, and the allowance for doubtful accounts related to installment sales receivable was $8.1 million and $7.6 million at June 30, 2022 and December 31, 2021, respectively.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	June 30, 2022
Beginning allowance for doubtful accounts	$8,479
Bad debt expense(1)	9,495
Accounts written off, net of recoveries	(8,748)
Ending allowance for doubtful accounts	$9,226
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost included in Other store expenses(1)(2)	$30,671	$34,690	$62,265	$68,826
Operating lease cost included in Other charges(2)	12	78	35	244
Sublease receipts	(1,893)	(3,134)	(4,058)	(6,483)
Total operating lease charges	$28,790	$31,634	$58,242	$62,587
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $9.0 million and $17.8 million for the three and six months ended June 30, 2022 compared to $8.4 million and $16.9 million for the three and six months ended June 30, 2021.
Supplemental cash flow information related to leases:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$51,847	$53,758
Cash paid for short-term operating leases not included in operating lease liabilities	9,179	9,373
Right-of-use assets obtained in exchange for new operating lease liabilities	57,229	61,824
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	June 30, 2022	December 31, 2021
Weighted-average discount rate(1)	6.2%	6.0%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at June 30, 2022:

(in thousands)	Operating Leases
2022	$53,278
2023	93,964
2024	76,002
2025	58,590
2026	35,118
Thereafter	26,863
Total undiscounted operating lease liabilities	343,815
Less: Interest	(36,690)
Total present value of operating lease liabilities	$307,125
Note 6 - Income Taxes
The effective tax rate was 49.5% and 50.4% for the three and six months ended June 30, 2022, compared to 28.8% and 23.4% for the corresponding period in 2021. The effective tax rate for the six months ended June 30, 2022 was impacted by the difference between recorded goodwill and goodwill recognized for tax purposes, primarily as a result of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings subject to restricted stock agreements. The effective tax rate for the six months ended June 30, 2021 was also impacted by the equity consideration included in the Aggregate Stock Consideration issued to employee former owners of Acima Holdings subject to restricted stock agreements, in addition to discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances.

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
As of June 30, 2022, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $18.3 million and $2.7 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $864.1 million at June 30, 2022. We had $90.0 million outstanding borrowings under our ABL Credit Facility at June 30, 2022 and borrowing capacity of $387.8 million.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of June 30, 2022, we have issued letters of credit in the aggregate outstanding amount of $72.2 million primarily relating to workers compensation insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. The total interest rate on the Term Loan Facility was 4.94% at June 30, 2022. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at June 30, 2022 was 3.375%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at June 30, 2022 was 0.375%. We paid $0.8 million of commitment fees during the second quarter of 2022.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of June 30, 2022 was 0.81 to 1.00, however, neither of the conditions in (i) or (ii) described above were applicable. Therefore, the maintenance of the fixed charge coverage ratio as of June 30, 2022 was not required.
The documentation governing the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2022 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2022	$4,375	$—	$4,375
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
2026	8,750	90,000	98,750
Thereafter	824,687	—	824,687
Total senior debt	$864,062	$90,000	$954,062

Note 8 -Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of June 30, 2022, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Condensed Consolidated Balance Sheets was approximately $13.5 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2022 and December 31, 2021, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at June 30, 2022:

	June 30, 2022
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$351,000	$(99,000)
Note 10 - Other Charges
Acima Holdings Acquisition. As described in Note 2, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the six months ended June 30, 2022 and 2021, we recognized approximately $69.4 million and $50.3 million in stock compensation expense related to these restricted stock agreement, respectively.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the six months ended June 30, 2022 and 2021, we recognized approximately $36.4 million and $43.2 million in amortization expense and $8.0 million and $5.3 million in incremental depreciation expense related to these assets, respectively.
During the six months ended June 30, 2022 and 2021, we recognized approximately $0.2 million and $17.1 million in transaction costs associated with the closing of the transaction, respectively.
During the six months ended June 30, 2021 we recognized approximately $3.9 million in post-acquisition integration costs, including $3.1 million in employee severance and $0.8 million in reorganization advisory fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to Other charges for the six months ended June 30, 2022 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2021	Charges & Adjustments	Payments & Adjustments	Accrued Charges at June 30, 2022
Cash charges:
Acima Holdings transaction costs	$—	$187	$(187)	$—
Labor reduction costs(1)	1,593	4,213	(1,838)	3,968
Other cash charges	—	385	(385)	—
Total cash charges	$1,593	4,785	$(2,410)	$3,968
Non-cash charges:
Acima Holdings restricted stock agreements(2)		69,430
Depreciation and amortization of acquired assets(3)		44,325
Asset impairments(4)		5,181
Other		95
Total other charges		$123,816
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
Segment information as of and for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues
Rent-A-Center Business	$490,185	$505,834	$1,008,690	$1,030,700
Acima(1)	530,170	635,280	1,129,546	1,092,729
Mexico	16,701	15,255	32,413	29,753
Franchising	34,199	37,606	60,327	77,575
Total revenues	$1,071,255	$1,193,975	$2,230,976	$2,230,757
(1) Represents revenues for our Acima operating segment as defined in Note 1.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Gross profit
Rent-A-Center Business	$348,060	$357,187	$711,440	$716,356
Acima(1)	165,081	211,404	329,308	345,654
Mexico	11,811	10,818	22,912	21,030
Franchising	7,592	8,063	14,978	14,955
Total gross profit	$532,544	$587,472	$1,078,638	$1,097,995
(1) Represents gross profit for our Acima operating segment as defined in Note 1.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating profit
Rent-A-Center Business	$99,108	$126,487	$199,284	$247,764
Acima(1)	35,835	68,099	45,433	92,913
Mexico	1,949	2,420	4,015	4,374
Franchising	5,303	5,694	10,093	10,679
Total segments	142,195	202,700	258,825	355,730
Corporate(2)	(84,114)	(96,181)	(189,702)	(179,165)
Total operating profit	$58,081	$106,519	$69,123	$176,565
(1) Represents operating profit for our Acima segment as defined in Note 1.
(2) Includes stock compensation expense of $32.9 million and $69.4 million recognized for the three and six months ended June 30, 2022, and $34.4 million and $50.3 million recognized for the three and six months ended June 30, 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 10.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization
Rent-A-Center Business	$4,622	$4,452	$11,036	$9,029
Acima(1)(2)	475	524	1,057	998
Mexico	163	119	312	239
Franchising	38	18	75	34
Total segments	5,298	5,113	12,480	10,300
Corporate(3)	7,582	8,453	14,930	16,659
Total depreciation and amortization	$12,880	$13,566	$27,410	$26,959
(1) Represents depreciation and amortization for our Acima segment as defined in Note 1.
(2)Excludes amortization expense of approximately $14.3 million and $36.4 million for the three and six months ended June 30, 2022, compared to $29.2 million and $43.2 million for the three and six months ended June 30, 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 10 for additional information.
(3)Excludes depreciation expense of approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2022, compared to $4.0 million and $5.3 million for the three and six months ended June 30, 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition. See Note 10 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Capital expenditures
Rent-A-Center Business	$6,795	$8,308	$20,203	$14,565
Acima(1)	143	515	189	669
Mexico	301	190	523	266
Franchising	—	—	112	—
Total segments	7,239	9,013	21,027	15,500
Corporate	7,253	5,000	9,868	9,901
Total capital expenditures	$14,492	$14,013	$30,895	$25,401
(1) Represents capital expenditures for our Acima segment as defined in Note 1.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	June 30, 2022	December 31, 2021
On rent rental merchandise, net
Rent-A-Center Business	$458,849	$477,901
Acima(1)	498,421	676,279
Mexico	19,908	18,844
Total on rent rental merchandise, net	$977,178	$1,173,024
(1) Represents on-rent rental merchandise for our Acima segment as defined in Note 1.

(in thousands)	June 30, 2022	December 31, 2021
Held for rent rental merchandise, net
Rent-A-Center Business	$131,264	$123,111
Acima(1)	673	626
Mexico	8,833	9,247
Total held for rent rental merchandise, net	$140,770	$132,984
(1) Represents held-for-rent rental merchandise for our Acima segment as defined in Note 1.

(in thousands)	June 30, 2022	December 31, 2021
Assets by segment
Rent-A-Center Business	$1,041,788	$1,026,886
Acima(1)	1,226,105	1,476,752
Mexico	45,346	41,669
Franchising	16,022	15,412
Total segments	2,329,261	2,560,719
Corporate	437,871	432,608
Total assets	$2,767,132	$2,993,327
(1) Represents total assets for our Acima segment as defined in Note 1.
Note 12 - Common Stock and Stock-Based Compensation
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. No shares of our common stock were repurchased during the six months ended June 30, 2022 and 2021, respectively.
We recognized $3.6 million and $5.1 million in compensation expense related to stock awards issued under the Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended June 30, 2022 and 2021, and $8.4 million and $9.4 million during the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, we granted approximately 687,000 market-based performance units and 323,000 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2022 was $24.72 and $30.59, respectively.
As described in Note 2, Aggregate Stock Consideration issued to the former owners of Acima Holdings included 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, are recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $32.9 million and $34.4 million in stock compensation expense related to these restricted stock agreements during the three months ended June 30, 2022 and 2021, and $69.4 million and $50.3 million during the six months ended June 30, 2022 and 2021, which was recorded to Other charges in our Condensed Consolidated Statements of Operations, as described in Note 10.

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
California Attorney General. The California Attorney General (the “CAG”) issued an investigative subpoena in 2018 seeking information with respect to certain of our Acceptance Now business practices (now part of the Acima segment). Since receiving such demand, we have cooperated with the CAG in connection with its investigation and made several productions of requested documents. In March 2020, the CAG put forth proposed settlement terms to address alleged violations of California law. The CAG’s allegations include those with respect to certain consumer fees, charges and communications in connection with our lease-to-own transactions. In November 2021, the parties reached an agreement in principle regarding the resolution of this matter. On August 2, 2022, the parties finalized the settlement of this matter, which includes a proposed final judgment for approval by the Superior Court of the State of California. In the agreement and in consideration of the final resolution of this matter, we agreed to pay a total of $15.5 million in restitution to consumers and civil penalties along with certain injunctive provisions, including (1) in the case of rental-purchase transactions in California originating through a third-party host retailer, not to charge a cash price on the rental-purchase agreement that is greater than the cash price offered to the consumer by the host retailer, and (2) to implement certain additional customer disclosures, employee training and other compliance requirements and restrictions as set forth in the stipulated agreement. We did not admit to any violations of law or any wrongdoing. Although we disagree with the CAG’s interpretation of the relevant California statutory language regarding the definition of “cash price”, we entered into the agreement to avoid the expense, risk and distractions associated with potential

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
protracted litigation. As of December 31, 2021, taking into consideration the agreement in principle reached in November 2021, we reserved the amount of $15.5 million as a loss contingency for this matter in our consolidated financial statements.
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
State Attorneys General Investigation. On November 1, 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions with officials at the lead attorneys general offices and, based on those discussions, it is our understanding that the investigation is looking at business practices within the virtual lease-to-own industry and includes or will include multiple companies. In April 2022, we received a request for information and documents. Acima is cooperating with the investigation and is currently in the process of producing requested information. No specific allegations have been made against Acima pursuant to the investigation. We are currently unable to predict the eventual scope, timing or outcome of this matter.
Note 14 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net earnings	$19,725	$61,309	$15,488	$103,861
Denominator:
Weighted-average shares outstanding	53,998	58,295	53,875	57,271
Effect of dilutive stock awards(1)	5,674	9,525	6,021	9,787
Weighted-average dilutive shares	59,672	67,820	59,896	67,058

Basic earnings per common share	$0.37	$1.05	$0.29	$1.81
Diluted earnings per common share(1)	$0.33	$0.90	$0.26	$1.55
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	332	112	96	112
Anti-dilutive performance share units	226	236	350	236
Anti-dilutive stock options	535	34	266	34
(1) Weighted-average dilutive shares outstanding for the six months ended June 30, 2022 and 2021, includes approximately 5.2 million and 8.1 million common shares, respectively, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.

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
•the general strength of the economy and other economic conditions affecting consumer preferences and spending, including the availability of credit to our target consumers, impacts from the high level of inflation, and possible recession;
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
Recent Developments
On June 7, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share for the second quarter of 2022. The dividend was paid on July 12, 2022 to our common stockholders of record as of the close of business on June 16, 2022.

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
In response to COVID-19, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing U.S. citizens and businesses with various stimulus and income tax relief benefits throughout 2020 and early 2021 to help offset immediate negative financial impacts sustained as a result of COVID-19. In addition, we proactively implemented certain response measures, including the implementation of certain cost savings initiatives following the onset of the pandemic and providing our Rent-A-Center Business and Acima customers with additional electronic payment methods to facilitate contactless transactions. These response measures resulted in improved customer payment behaviors contributing to higher revenues and lower merchandise losses in 2020 and the first half of 2021. However, in the third quarter of 2021 we began to see negative trends in customer behavior, payment and loss activity, which were accelerated in the fourth quarter of 2021, as a result of lower discretionary income levels for our consumers following the expiration of government stimulus and relief programs combined with a significant rise in the US consumer price index. These trends continued to negatively impact our business during the first half of 2022.
Other Macroeconomic Conditions. In addition to the above, we believe that we have been impacted by other negative macroeconomic trends, including a condensed labor market, wage inflation, and global supply chain issues resulting in reduced product availability and rising product costs.
Changes in underwriting. In our Acima segment, we implemented changes to our underwriting process during the first half of 2022 designed to improve risk management of our lease portfolio, taking into consideration recent increases in inflation levels and the corresponding pressure on the discretionary income of our consumers.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, providing credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain, at this time we are unable to predict the full extent to which our risk management strategy, consumer spending behavior, other macro-economic trends, may impact our business in future periods.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion of operational impacts to our business and additional risks associated with COVID-19 and these macroeconomic conditions.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2022 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Overview
The following briefly summarizes certain of our financial information for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
During the first six months of 2022, consolidated revenues increased approximately $0.2 million, while operating profit decreased approximately $107.4 million, primarily due to a decrease in gross profit, and increases in other store expenses, and labor described further below.
Revenues in our Rent-A-Center Business segment decreased approximately $22.0 million for the six months ended June 30, 2022, primarily due to a decrease in same store sales. Operating profit decreased approximately $48.5 million for the six months ended June 30, 2022, primarily due to lower revenues, increased labor costs and higher merchandise losses.
The Acima segment revenues increased approximately $36.8 million for the six months ended June 30, 2022, driven primarily by the acquisition of Acima Holdings. However, operating profit decreased approximately $47.5 million for the six months ended June 30, 2022, primarily due to a decrease in gross profit and higher merchandise losses, partially offset by decreases in labor and general and administrative expenses.

The Mexico segment revenues increased by 8.9% for the six months ended June 30, 2022, contributing to an increase in gross profit of 8.9%, or $1.9 million. Operating profit, however, decreased $0.4 million for the six months ended June 30, 2022, primarily due to increases in operating expenses.
Revenues for the Franchising segment decreased $17.2 million for the six months ended June 30, 2022, primarily due to lower inventory purchases by franchisees. Operating profit decreased $0.6 million for the six months ended June 30, 2022.
Cash flow from operations was $287.1 million for the six months ended June 30, 2022. As of June 30, 2022, we held $112.2 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues
Store
Rentals and fees	$857,298	$916,405	$(59,107)	(6.4)%	$1,740,345	$1,661,939	$78,406	4.7%
Merchandise sales	160,769	221,229	(60,460)	(27.3)%	393,649	454,022	(60,373)	(13.3)%
Installment sales	18,548	18,191	357	2.0%	35,637	35,964	(327)	(0.9)%
Other	1,068	1,035	33	3.2%	2,358	1,953	405	20.7%
Total store revenue	1,037,683	1,156,860	(119,177)	(10.3)%	2,171,989	2,153,878	18,111	0.8%
Franchise
Merchandise sales	26,505	29,616	(3,111)	(10.5)%	45,026	62,671	(17,645)	(28.2)%
Royalty income and fees	7,067	7,499	(432)	(5.8)%	13,961	14,208	(247)	(1.7)%
Total revenues	1,071,255	1,193,975	(122,720)	(10.3)%	2,230,976	2,230,757	219	—%
Cost of revenues
Store
Cost of rentals and fees	319,943	320,873	(930)	(0.3)%	658,576	567,908	90,668	16.0%
Cost of merchandise sold	185,735	249,853	(64,118)	(25.7)%	436,066	489,959	(53,893)	(11.0)%
Cost of installment sales	6,426	6,234	192	3.1%	12,347	12,275	72	0.6%
Total cost of store revenues	512,104	576,960	(64,856)	(11.2)%	1,106,989	1,070,142	36,847	3.4%
Franchise cost of merchandise sold	26,607	29,543	(2,936)	(9.9)%	45,349	62,620	(17,271)	(27.6)%
Total cost of revenues	538,711	606,503	(67,792)	(11.2)%	1,152,338	1,132,762	19,576	1.7%
Gross profit	532,544	587,472	(54,928)	(9.3)%	1,078,638	1,097,995	(19,357)	(1.8)%
Operating expenses
Store expenses
Labor	163,956	159,337	4,619	2.9%	330,559	316,044	14,515	4.6%
Other store expenses	199,091	181,012	18,079	10.0%	426,459	351,145	75,314	21.4%
General and administrative expenses	44,868	54,385	(9,517)	(17.5)%	101,271	103,510	(2,239)	(2.2)%
Depreciation and amortization	12,880	13,566	(686)	(5.1)%	27,410	26,959	451	1.7%
Other charges	53,668	72,653	(18,985)	26.1%	123,816	123,772	44	—%
Total operating expenses	474,463	480,953	(6,490)	(1.3)%	1,009,515	921,430	88,085	9.6%
Operating profit	58,081	106,519	(48,438)	(45.5)%	69,123	176,565	(107,442)	(60.9)%
Debt refinancing charges	—	—	—	—%	—	8,743	(8,743)	—%
Interest, net	18,997	20,391	(1,394)	(6.8)%	37,921	32,307	5,614	17.4%
Earnings before income taxes	39,084	86,128	(47,044)	(54.6)%	31,202	135,515	(104,313)	(77.0)%
Income tax expense	19,359	24,819	(5,460)	(22.0)%	15,714	31,654	(15,940)	(50.4)%
Net earnings	$19,725	$61,309	$(41,584)	(67.8)%	$15,488	$103,861	$(88,373)	(85.1)%

Three Months Ended June 30, 2022, compared to Three Months Ended June 30, 2021
Store Revenue. Total store revenue decreased by $119.2 million, or 10.3%, to $1,037.7 million for the three months ended June 30, 2022, from $1,156.9 million for the three months ended June 30, 2021. This increase was primarily due to decreases of approximately $105.1 million and $15.6 million in revenues in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2022, decreased by $1.0 million, or 0.3%, to $319.9 million as compared to $320.9 million in 2021. The decrease was primarily attributable to a decrease of $2.8 million in the Acima segment, partially offset by an increase of $1.4 million in the Rent-A-Center Business segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 37.3% for the three months ended June 30, 2022, as compared to 35.0% in 2021.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $64.2 million, or 25.7%, to $185.7 million for the three months ended June 30, 2022, from $249.9 million in 2021, primarily attributable to a decrease of $55.9 million and $8.1 million in the Acima and Rent-A-Center Business segments, respectively. The gross margin percent of merchandise sales decreased to (15.5)% for the three months ended June 30, 2022, from (12.9)% in 2021.
Gross Profit. Gross profit decreased by $55.0 million, or 9.3%, to $532.5 million for the three months ended June 30, 2022, from $587.5 million in 2021, due primarily to decreases of $46.3 million and $9.1 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 49.7% for the three months ended June 30, 2022, as compared to 49.2% in 2021.
Store Labor. Store labor increased by $4.7 million, or 2.9%, to $164.0 million, for the three months ended June 30, 2022, as compared to $159.3 million in 2021, primarily due to an increase of $7.7 million in the Rent-A-Center Business segment, partially offset by a decrease of $3.6 million in the Acima segment, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 15.8% for the three months ended June 30, 2022, as compared to 13.8% in 2021.
Other Store Expenses. Other store expenses increased by $18.1 million, or 10.0%, to $199.1 million for the three months ended June 30, 2022, as compared to $181.0 million in 2021, primarily due to increases of $6.6 million and $11.0 million in the Acima and Rent-A-Center Business segments, respectively. Other store expenses expressed as a percentage of total store revenue were 19.2% for the three months ended June 30, 2022, compared to 15.6% in 2021.
General and Administrative Expenses. General and administrative expenses decreased by $9.5 million, or 17.5%, to $44.9 million for the three months ended June 30, 2022, as compared to $54.4 million in 2021, primarily due to lower overhead labor and incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 4.2% for the three months ended June 30, 2022, compared to 4.6% in 2021.
Other Charges. Other charges decreased by $19.0 million, or 26.1%, to $53.7 million for the three months ended June 30, 2022, as compared to $72.7 million in 2021. Other charges for the three months ended June 30, 2022 primarily included stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, depreciation and amortization of acquired software and intangible assets, state sales tax assessment reserves, and Acima retailer partner conversion losses. Other charges for the three months ended June 30, 2021 primarily included stock compensation expense related to equity consideration subject to vesting conditions, depreciation and amortization of acquired software and intangible assets, and other one-time transaction and integration costs related to the acquisition of Acima
Holdings.
Operating Profit. Operating profit decreased by $48.4 million, to $58.1 million for the three months ended June 30, 2022, as compared to $106.5 million in 2021, primarily due to the decrease in gross profit, partially offset by a net decrease in operating expenses as described above. Operating profit expressed as a percentage of total revenue was 5.4% for the three months ended June 30, 2022, compared to 8.9% in 2021.
Income Tax Expense. Income tax expense for the three months ended June 30, 2022 was $19.4 million, as compared to $24.8 million in 2021. The effective tax rate was 49.5% for the three months ended June 30, 2022, compared to 28.8% in 2021.
Six Months Ended June 30, 2022, compared to Six Months Ended June 30, 2021
Store Revenue. Total store revenue increased by $18.1 million, or 0.8%, to $2,172.0 million for the six months ended June 30, 2022, from $2,153.9 million for the six months ended June 30, 2021. The increase was primarily due to increases of approximately $36.8 million in the Acima segment, partially offset by a decrease of $22.0 million in the Rent-A-Center Business segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2022, increased by $90.7 million, or 16.0%, to $658.6 million as compared to $567.9 million in 2021. This increase in cost of rentals and fees was primarily attributable to increases of $84.3 million and $5.5 million in the Acima and Rent-A-Center Business segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 37.8% for the six months ended June 30, 2022 as compared to 34.2% in 2021.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $53.9 million, or 11.0%, to $436.1 million for the six months ended June 30, 2022, from $490.0 million in 2021, primarily attributable to decreases of $31.2 million and $22.6 million in the Acima and Rent-A-Center Business segments, respectively. The gross margin percent of merchandise sales decreased to (10.8)% for the six months ended June 30, 2022, from (7.9)% in 2021.
Gross Profit. Gross profit decreased by $19.4 million, or 1.8%, to $1,078.6 million for the six months ended June 30, 2022, from $1,098.0 million in 2021, due primarily to decreases of $16.3 million and $4.9 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.3% for the six months ended June 30, 2022, as compared to 49.2% in 2021.
Store Labor. Store labor increased by $14.6 million, or 4.6%, to $330.6 million, for the six months ended June 30, 2022, as compared to $316.0 million in 2021, primarily attributable to an increase of $16.2 million in the Rent-A-Center Business segment, partially offset by a decrease of $2.6 million in the Acima segment, as discussed further in the section “Segment Performance” below. Store labor expressed as a percentage of total store revenue was 15.2% for the six months ended June 30, 2022, as compared to 14.7% in 2021.
Other Store Expenses. Other store expenses increased by $75.4 million, to $426.5 million for the six months ended June 30, 2022, as compared to $351.1 million in 2021, due to increases of $48.0 million and $26.2 million in the Acima and Rent-A-Center Business segments, respectively, primarily attributable to higher customer stolen merchandise losses and delivery expenses, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 19.6% for the six months ended June 30, 2022, compared to 16.3% in 2021.
General and Administrative Expenses. General and administrative expenses decreased by $2.2 million, or 2.2%, to $101.3 million for the six months ended June 30, 2022, as compared to $103.5 million in 2021. General and administrative expenses expressed as a percentage of total revenue were 4.5% for the six months ended June 30, 2022, compared to 4.6% in 2021.
Other Charges. Other charges of $123.8 million for the six months ended June 30, 2022 were flat compared to the same period in 2021. Other charges for the six months ended June 30, 2022 primarily included stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, depreciation and amortization of acquired software and intangible assets, software asset impairment, employee severance, state sales tax assessment reserves, and Acima retail partner conversion losses. Other charges for the six months ended June 30, 2021 primarily included one-time transaction and integration costs, stock compensation expense related to equity consideration subject to vesting conditions, and depreciation and amortization of acquired software and intangible assets, related to the acquisition of Acima Holdings, and one-time transaction and integration costs related to the acquisition of Acima Holdings.
Operating Profit. Operating profit decreased by $107.5 million, to $69.1 million for the six months ended June 30, 2022, as compared to $176.6 million in 2021, primarily due to a decrease in gross profit, in addition to increases in labor and other store expenses, as described above. Operating profit expressed as a percentage of total revenue was 3.1% for the six months ended June 30, 2022, compared to 7.9% in 2021.
Income Tax Expense. Income tax expense for the six months ended June 30, 2022 was $15.7 million, as compared to $31.7 million in 2021, primarily due to a decrease in earnings before taxes of approximately $104.3 million. The effective tax rate was 50.4% for the six months ended June 30, 2022, compared to 23.4% in 2021, primarily due to the difference between recorded goodwill and goodwill recognized for tax purposes, as a result of the Aggregate Stock Consideration from the Acima Holdings transaction subject to restricted stock agreements. In addition, the effective tax rate for the six months ended June 30, 2021, was further impacted by discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances.

Segment Performance
Rent-A-Center Business segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$490,185	$505,834	$(15,649)	(3.1)%	$1,008,690	$1,030,700	$(22,010)	(2.1)%
Gross profit	348,060	357,187	(9,127)	(2.6)%	711,440	716,356	(4,916)	(0.7)%
Operating profit	99,108	126,487	(27,379)	(21.6)%	199,284	247,764	(48,480)	(19.6)%
Change in same store revenue				(3.3)%				(2.2)%
Stores in same store revenue calculation(1)				1,753				1,753
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
Revenues. The decrease in revenue for the three and six months ended June 30, 2022, as compared to 2021, was primarily due to a decrease in same store sales revenue driven primarily by lower merchandise sales, as a result of less customers exercising early payout options. Merchandise sales benefited during the three and six months ended June 30, 2021 from government stimulus, but were negatively impacted during the three and six months ended June 30, 2022 due to higher inflation stemming from significant increases in the consumer price index.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2022, as compared to 2021, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 71.0% and 70.5% for the three and six months ended June 30, 2022, as compared to 70.6% and 69.5% for the corresponding period in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 20.2% and 19.8% for the three and six months ended June 30, 2022, compared to 25.0% and 24.0% for the corresponding period in 2021. The decrease in operating margin for the three and six months ended June 30, 2022, as compared to 2021, was partially driven by the decrease in revenues and gross profit described above, in addition to higher merchandise losses, and increases in labor and delivery expenses. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 4.2% and 4.1% for the three and six months ended June 30, 2022, compared to 2.3% and 2.5% for the corresponding period in 2021. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.6% and 1.7% for the three and six months ended June 30, 2022, compared to approximately 1.5% and 1.4% for the corresponding period in 2021. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$530,170	$635,280	$(105,110)	(16.5)%	$1,129,546	$1,092,729	$36,817	3.4%
Gross profit	165,081	211,404	(46,323)	(21.9)%	329,308	345,654	(16,346)	(4.7)%
Operating profit	35,835	68,099	(32,264)	(47.4)%	45,433	92,913	(47,480)	(51.1)%
Revenues. The decrease in revenue for the three months ended June 30, 2022 compared to 2021, was primarily attributable to a decline in rental and fee revenue driven by a lower lease portfolio balance and higher provisions on delinquencies compared to the prior year period, in addition to lower merchandise sales as a result of as a result of less customers exercising early payout options. The decline in our lease portfolio balance was partly attributable to changes implemented in our underwriting process, described above in Business and Operational Trends, while higher delinquency provisions and lower merchandise sales were primarily impacted from higher inflation levels negatively impacting discretionary income for our consumers in the current year, which were conversely benefited in the prior year due to government stimulus. The increase in revenue for the six months ended June 30, 2022 compared to 2021, was driven primarily by the acquisition of Acima Holdings in February 2021, partially offset by a lower lease portfolio and higher delinquency provisions as described above.

Gross Profit. Gross profit as a percentage of segment revenues decreased to 31.1% and 29.2% for the three and six months ended June 30, 2022, compared to 33.3% and 31.6% for the corresponding period in 2021. Gross profit margin decreased for the three and six months ended June 30, 2022, compared to 2021, primarily due to a higher mix of rental agreements generated from our virtual business model, driven by the acquisition of Acima Holdings.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 6.8% and 4.0% for the three and six months ended June 30, 2022, compared to 10.7% and 8.5% for the corresponding period in 2021. Operating profit margin decreased for the three and six months ended June 30, 2022, as compared to 2021, primarily due to the decrease in gross profit margin described above and higher merchandise losses; partially offset by decreases in other operating expenses, including labor and general & administrative expenses, amortization expense related to acquired intangible assets, and lower integration costs. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 11.6% and 12.1% for the three and six months ended June 30, 2022, compared to 8.7% for both the three and six months ended June 30, 2021. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.1% for both the three and six months ended June 30, 2022, compared to 0.1% and 0.2% for the corresponding period in 2021.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$16,701	$15,255	$1,446	9.5%	$32,413	$29,753	$2,660	8.9%
Gross profit	11,811	10,818	993	9.2%	22,912	21,030	1,882	8.9%
Operating profit	1,949	2,420	(471)	(19.5)%	4,015	4,374	(359)	(8.2)%
Change in same store revenue				7.3%				7.5%
Stores in same store revenue calculation(1)				108				108
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
Revenues. Revenues were negatively impacted by exchange rate fluctuations of approximately $0.2 million for the six months ended June 30, 2022 and was minimally impacted by exchange rate fluctuations for the three months ended June 30, 2022, as compared to the same periods in 2021. On a constant currency basis, revenues for the three and six months ended June 30, 2022 increased approximately $1.4 million and $2.8 million, compared to the corresponding periods in 2021.
Gross Profit. Gross profit was negatively impacted by exchange rate fluctuations of approximately $0.1 million for the six months ended June 30, 2022 and was minimally impacted by exchange rate fluctuations for the three months ended June 30, 2022, as compared to the same periods in 2021. On a constant currency basis, gross profit for the three and six months ended June 30, 2022 increased by approximately $1.0 million and $2.0 million as compared to the same periods in 2021. Gross profit as a percentage of segment revenues was 70.7% for the three and six months ended June 30, 2022, compared to 70.9% and 70.7% for the corresponding period in 2021.
Operating Profit. Operating profit for the three and six months ended June 30, 2022 was minimally impacted by exchange rate fluctuations as compared to the same period in 2021. Operating profit as a percentage of segment revenues decreased to 11.7% and 12.4% for the three and six months ended June 30, 2022, compared to 15.9% and 14.7% for the corresponding periods in 2021.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$34,199	$37,606	$(3,407)	(9.1)%	$60,327	$77,575	$(17,248)	(22.2)%
Gross profit	7,592	8,063	(471)	(5.8)%	14,978	14,955	23	0.2%
Operating profit	5,303	5,694	(391)	(6.9)%	10,093	10,679	(586)	(5.5)%
Revenues. Revenues decreased for the three and six months ended June 30, 2022 compared to the corresponding period in 2021, primarily due to lower inventory purchases by franchisees.

Gross Profit. Gross profit as a percentage of segment revenues was 22.2% and 24.8% for the three and six months ended June 30, 2022, compared to 21.4% and 19.3% for the corresponding period in 2021. The increase for the three and six months ended June 30, 2022 was primarily due to a higher percentage of royalty income and fees included in revenues, compared to the corresponding period in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 15.5% and 16.7%, for the three and six months ended June 30, 2022 compared to 15.1% and 13.8% for the corresponding period in 2021. The increase for the three and six months ended June 30, 2022, compared to the corresponding period in 2021 was primarily due to a higher percentage of royalty income and fees included in revenues as described above.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2022, we generated $287.1 million in operating cash flow. We paid down debt by $294.4 million from cash generated from operations and also used cash in the amount of $39.5 million for dividends and $30.9 million for capital expenditures. We ended the second quarter of 2022 with $112.2 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $36.6 million to $287.1 million for the six months ended June 30, 2022, from $250.5 million in 2021, primarily due to lower inventory purchases, partially offset by lower earnings.
Cash used in investing activities was $31.3 million for the six months ended June 30, 2022, compared to $1,298.9 million in 2021, primarily due to $1,296.6 million attributable to the acquisition of Acima Holdings in February 2021.
Cash (used in) provided by financing activities was $(252.0) million for the six months ended June 30, 2022, compared to $1,033.9 million in 2021, representing a change of $1,285.9 million. The change was primarily due to debt proceeds of $1.5 billion received in the first quarter of 2021 used to fund the acquisition of Acima Holdings in February 2021, partially offset by debt issuance costs of $46.1 million paid in the first quarter of 2021 in connection with the receipt of debt proceeds, in addition to lower debt repayments of $70.0 million for the six months ended June 30, 2022 compared to the same period in 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next 12 months. At July 27, 2022, we had approximately $116.1 million in cash on hand, and $387.8 million available under our ABL Credit Facility.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Customer stolen merchandise(1)	$85,489	$69,088	$185,231	$125,676
Other merchandise losses(2)	8,524	8,086	18,431	16,760
Total merchandise losses	$94,013	$77,174	$203,662	$142,436
(1)Increase is primarily due to the increase in customer stolen merchandise loss rates for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021, as described in the Results of Operations section above. In addition, the increase for the six months ended June 30, 2022 is also partly attributable to the timing of the acquisition of Acima Holdings on February 17, 2021, resulting in a partial period of losses for the first quarter of 2021.

(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $30.9 million and $25.4 million on capital expenditures during the six months ended June 30, 2022 and 2021, respectively.
Acquisitions and New Location Openings. During the first six months of 2022, we acquired one rent-to-own store location and customer accounts for an aggregate purchase price of approximately $0.3 million. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment.
The table below summarizes the store location activity for the six-month period ended June 30, 2022 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,846	123	466	2,435
New location openings	12	1	1	14
Closed locations
Merged with existing locations	(8)	(1)	—	(9)
Sold or closed with no surviving location	—	—	(10)	(10)
Locations at end of period(1)	1,850	123	457	2,430
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired stores (in millions)	$0.3	$—	$—	$0.3
(1) Does not include locations in our Acima segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to the eurodollar rate plus an applicable margin of 1.50% to 2.00%, which margin, as of July 27, 2022, was 3.375%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
The Term Loan Facility was fully drawn at the closing of the Acima Holdings acquisition to fund a portion of the Aggregate Cash Consideration, repay certain our outstanding indebtedness under the previous term loan facility, repay all outstanding indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Acima Holdings acquisition.
At July 27, 2022, we had outstanding borrowings of $864.1 million under our Term Loan Facility and available commitments of $387.8 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2030. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of June 30, 2022, our total remaining obligation for existing store lease contracts was approximately $342.7 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring 12 months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of June 30, 2022, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $0.6 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of June 30, 2022, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $1.1 million.
See Note 5 of our condensed consolidated financial statements included in this report for additional discussion of our store operating leases.
Uncertain Tax Position. As of June 30, 2022, we have recorded $6.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of June 30, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of June 30, 2022, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $864.1 million outstanding under the Term Loan Facility and $90.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Eurodollar rate or the prime rate. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at June 30, 2022, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.7 million additional annualized pre-tax charge or credit to our condensed consolidated statement of operations. We have not entered into any interest rate swap agreements as of June 30, 2022.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.5	Amended and Restated Bylaws of Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of June 6, 2022)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 10-Q dated as of March 31, 2017.)

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
Date: August 4, 2022