Form 10-Q
period 2022-09-30
RENT A CENTER INC DE
filed 2022-11-03
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2022:

Class	Outstanding
Common stock, $.01 par value	55,670,048

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except per share data)
Revenues
Store
Rentals and fees	$829,459	$930,849	$2,569,804	$2,592,788
Merchandise sales	147,616	192,016	541,265	646,038
Installment sales	16,718	17,028	52,355	52,992
Other	1,340	1,082	3,698	3,035
Total store revenues	995,133	1,140,975	3,167,122	3,294,853
Franchise
Merchandise sales	22,823	33,671	67,849	96,342
Royalty income and fees	6,001	6,622	19,962	20,830
Total revenues	1,023,957	1,181,268	3,254,933	3,412,025
Cost of revenues
Store
Cost of rentals and fees	310,079	344,623	968,655	912,531
Cost of merchandise sold	179,477	228,024	615,543	717,983
Cost of installment sales	6,032	6,291	18,379	18,566
Total cost of store revenues	495,588	578,938	1,602,577	1,649,080
Franchise cost of merchandise sold	22,834	33,570	68,183	96,190
Total cost of revenues	518,422	612,508	1,670,760	1,745,270
Gross profit	505,535	568,760	1,584,173	1,666,755
Operating expenses
Store expenses
Labor	156,192	163,945	486,751	479,989
Other store expenses	197,847	189,553	624,306	540,698
General and administrative expenses	40,002	45,958	141,273	149,468
Depreciation and amortization	12,798	13,835	40,208	40,794
Other charges	61,619	88,323	185,435	212,095
Total operating expenses	468,458	501,614	1,477,973	1,423,044
Operating profit	37,077	67,146	106,200	243,711
Debt refinancing charges	—	6,839	—	15,582
Interest expense	22,960	19,742	61,018	52,167
Interest income	(216)	(30)	(353)	(148)
Earnings before income taxes	14,333	40,595	45,535	176,110
Income tax expense	20,111	19,328	35,825	50,982
Net (loss) earnings	$(5,778)	$21,267	$9,710	$125,128
Basic (loss) earnings per common share	$(0.10)	$0.36	$0.18	$2.17
Diluted (loss) earnings per common share	$(0.10)	$0.31	$0.16	$1.85
Cash dividends declared per common share	$0.34	$0.31	$1.02	$0.93
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net (loss) earnings	$(5,778)	$21,267	$9,710	$125,128
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(163) and $(251), $(14) and $(240) for the three and nine months ended September 30, 2022 and 2021, respectively	(615)	(944)	(51)	(901)
Total other comprehensive (loss) income	(615)	(944)	(51)	(901)
Comprehensive (loss) income	$(6,393)	$20,323	$9,659	$124,227
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$165,627	$108,333
Receivables, net of allowance for doubtful accounts of $12,378 and $8,479 in 2022 and 2021, respectively	113,230	126,378
Prepaid expenses and other assets	71,276	63,468
Rental merchandise, net
On rent	943,878	1,173,024
Held for rent	128,708	132,984
Merchandise held for installment sale	6,942	6,405
Property assets, net of accumulated depreciation of $597,128 and $557,453 in 2022 and 2021, respectively	300,135	308,098
Operating lease right-of-use assets	306,948	291,338
Deferred tax asset	68,205	68,391
Goodwill	289,750	289,750
Other intangible assets, net	373,897	425,158
Total assets	$2,768,596	$2,993,327
LIABILITIES
Accounts payable – trade	$139,751	$135,666
Accrued liabilities	308,390	362,708
Operating lease liabilities	310,099	296,535
Deferred tax liability	92,759	113,943
Senior debt, net	931,973	1,135,207
Senior notes, net	437,461	435,992
Total liabilities	2,220,433	2,480,051
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,019,025 and 124,398,373 shares issued in September 30, 2022 and December 31, 2021, respectively	1,103	1,065
Additional paid-in capital	1,261,323	1,146,509
Retained earnings	1,093,517	1,143,647
Treasury stock at cost, 67,036,165 and 65,790,667 shares in September 30, 2022 and December 31, 2021, respectively	(1,795,358)	(1,765,574)
Accumulated other comprehensive loss	(12,422)	(12,371)
Total stockholders' equity	548,163	513,276
Total liabilities and stockholders' equity	$2,768,596	$2,993,327
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net loss	—	—	—	(4,237)	—	—	(4,237)
Other comprehensive income	—	—	—	—	—	661	661
Exercise of stock options	22	1	476	—	—	—	477
Vesting of restricted share units, net of shares withheld for employee taxes	424	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(8,466)	—	—	—	(8,466)
Stock-based compensation	—	—	41,410	—	—	—	41,410
Dividends declared	—	—	—	(20,063)	—	—	(20,063)
Balance at March 31, 2022	124,844	1,070	1,179,925	1,119,347	(1,765,574)	(11,710)	523,058
Net earnings	—	—	—	19,725	—	—	19,725
Other comprehensive loss	—	—	—	—	—	(97)	(97)
Exercise of stock options	52	—	783	—	—	—	783
Vesting of restricted share units, net of shares withheld for employee taxes	85	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(969)	—	—	—	(969)
Stock-based compensation	—	—	36,438	—	—	—	36,438
Dividends declared	—	—	—	(20,104)	—	—	(20,104)
Balance at June 30, 2022	124,981	1,071	1,216,176	1,118,968	(1,765,574)	(11,807)	558,834
Net loss	—	—	—	(5,778)	—	—	(5,778)
Other comprehensive loss	—	—	—	—	—	(615)	(615)
Purchase of treasury stock	—	(13)	—	—	(29,784)	—	(29,797)
Exercise of stock options	33	—	461	—	—	—	461
Vesting of restricted share units, net of shares withheld for employee taxes	5	45	(45)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(42)	—	—	—	(42)
Stock-based compensation	—	—	44,773	—	—	—	44,773
Dividends declared	—	—	—	(19,673)	—	—	(19,673)
Balance at September 30, 2022	125,019	$1,103	$1,261,323	$1,093,517	$(1,795,358)	$(12,422)	$548,163

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	42,552	—	—	42,552
Other comprehensive loss	—	—	—	—	—	(853)	(853)
Exercise of stock options	330	3	8,941	—	—	—	8,944
Vesting of restricted share units, net of shares withheld for employee taxes(1)	902	7	(20,910)	—	—	—	(20,903)
Stock-based compensation	—	—	20,148	—	—	—	20,148
Dividends declared	—	—	—	(20,722)	—	—	(20,722)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at March 31, 2021	124,193	1,142	1,015,995	1,112,840	(1,375,541)	(12,249)	742,187
Net earnings	—	—	—	61,309	—	—	61,309
Other comprehensive income	—	—	—	—	—	896	896
Exercise of stock options	96	1	1,681	—	—	—	1,682
Vesting of restricted share units, net of shares withheld for employee taxes	58	1	—	—	—	—	1
Stock-based compensation	—	—	39,566	—	—	—	39,566
Dividends declared	—	—	—	(20,477)	—	—	(20,477)
Balance at June 30, 2021	124,347	1,144	1,057,242	1,153,672	(1,375,541)	(11,353)	825,164
Net earnings	—	—	—	21,267	—	—	21,267
Other comprehensive loss	—	—	—	—	—	(944)	(944)
Purchase of treasury stock	—	(4)	—	—	(20,035)	—	(20,039)
Exercise of stock options	29	1	741	—	—	—	742
Stock-based compensation	—	—	48,442	—	—	—	48,442
Dividends declared	—	—	—	(20,553)	—	—	(20,553)
Balance at September 30, 2021	124,376	$1,141	$1,106,425	$1,154,386	$(1,395,576)	$(12,297)	$854,079
(1)Includes shares released from escrow related to the 2019 Merchant's Preferred acquisition.
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Cash flows from operating activities
Net earnings	$9,710	$125,128
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	937,728	880,341
Bad debt expense	18,100	9,825
Stock-based compensation expense	122,621	108,156
Depreciation of property assets	51,384	49,335
Loss on sale or disposal of property assets	5,979	318
Amortization of intangibles	51,382	73,228
Amortization of financing fees	4,798	4,178
Write-off of debt financing fees	—	9,926
Deferred income taxes	(21,025)	32,752
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(704,191)	(900,921)
Receivables	(4,951)	(21,286)
Prepaid expenses and other assets	(7,808)	(721)
Operating lease right-of-use assets and lease liabilities	(2,047)	(339)
Accounts payable – trade	4,085	(51,853)
Accrued liabilities	(53,682)	8,137
Net cash provided by operating activities	412,083	326,204
Cash flows from investing activities
Purchase of property assets	(49,436)	(45,876)
Proceeds from sale of property assets	35	3
Acquisitions of businesses	(775)	(1,273,542)
Net cash used in investing activities	(50,176)	(1,319,415)
Cash flows from financing activities
Share repurchases	(29,797)	(20,035)
Exercise of stock options	1,720	11,368
Shares withheld for payment of employee tax withholdings	(9,477)	(20,903)
Debt issuance costs	—	(47,622)
Proceeds from debt	90,000	1,490,000
Repayments of debt	(296,563)	(366,875)
Dividends paid	(60,410)	(53,182)
Net cash (used in) provided by financing activities	(304,527)	992,751
Effect of exchange rate changes on cash	(86)	(159)
Net increase (decrease) in cash and cash equivalents	57,294	(619)
Cash and cash equivalents at beginning of period	108,333	159,449
Cash and cash equivalents at end of period	$165,627	$158,830
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
Our Acima segment, which operates in the United States and Puerto Rico, which includes the operations of Acima Holdings (as defined in Note 2 below) acquired in February 2021 and our previous Preferred Lease virtual and staffed locations, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through staffed or unstaffed kiosks located within such retailer’s locations, or other virtual options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
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
In accordance with the agreement and plan of merger entered into in connection with the transaction (the “Merger Agreement”), we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings is subject to restricted stock agreements providing vesting conditions over a 36-month period that began upon closing of the transaction. The portion of the Aggregate Stock Consideration issued to nonemployee former owners of Acima Holdings were previously subject to the terms of an 18-month lockup agreement, which expired on August 17, 2022. Following the expiration of the lock-up agreement, all shares of our common stock received by non-employee former owners in the transaction have now become transferable. We entered into a Registration Rights Agreement at the closing of the transaction pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the transaction.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The amounts of revenue and earnings of Acima Holdings included in our Condensed Consolidated Statements of Operations from the acquisition date of February 17, 2021 are as follows:

(in thousands)	February 17, 2021 - September 30, 2021
(unaudited)
Total revenues	$1,042,966
Net earnings(1)	102,063
(1)Net earnings for the period includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.
Note 3 - Revenues
The following table disaggregates our revenue for the periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$426,805	$387,488	$15,166	$—	$829,459
Merchandise sales	30,009	116,795	812	—	147,616
Installment sales	16,718	—	—	—	16,718
Other	223	165	63	889	1,340
Total store revenues	473,755	504,448	16,041	889	995,133
Franchise
Merchandise sales	—	—	—	22,823	22,823
Royalty income and fees	—	—	—	6,001	6,001
Total revenues	$473,755	$504,448	$16,041	$29,713	$1,023,957
(1) Represents revenues for our Acima segment, as defined in Note 1.

	Nine Months Ended September 30, 2022
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$1,305,871	$1,218,143	$45,790	$—	$2,569,804
Merchandise sales	123,255	415,465	2,545	—	541,265
Installment sales	52,355	—	—	—	52,355
Other	964	386	119	2,229	3,698
Total store revenues	1,482,445	1,633,994	48,454	2,229	3,167,122
Franchise
Merchandise sales	—	—	—	67,849	67,849
Royalty income and fees	—	—	—	19,962	19,962
Total revenues	$1,482,445	$1,633,994	$48,454	$90,040	$3,254,933
(1) Represents revenues for our Acima segment, as defined in Note 1.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30, 2021
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
(1) Represents revenues for our Acima segment, as defined in Note 1.

	Nine Months Ended September 30, 2021
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
Lease Purchase Agreements
Rent-A-Center Business, Acima, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to lease-to-own agreements, which provide for weekly, semi-monthly or monthly terms with non-refundable lease payments. At the expiration of each lease term, customers may renew the lease-to-own agreement for the next lease term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required lease terms. Customers can terminate the lease-to-own agreement at the end of any lease term without penalty. Therefore, lease-to-own agreements are accounted for as operating leases.
Lease payments received at our Rent-A-Center Business stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores must be prepaid in advance of the next lease term. Under the Acima Holdings business model, revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note 4 for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At September 30, 2022 and December 31, 2021, we had $31.7 million and $51.7 million, respectively, in deferred revenue included in accrued liabilities related to our lease to own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease locations, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Consolidated Statement of Operations over the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
lease term. Lease merchandise in Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Merchandise Sales. Merchandise sales include payments received for the exercise of the early purchase options offered through our lease-to own agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At September 30, 2022 and December 31, 2021, we had $2.1 million and $2.6 million in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2022 and December 31, 2021, we had $3.6 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for both the nine months ended September 30, 2022 and 2021 was $9.2 million.
Trade and notes receivables consist of amounts due from our lease-to-own customers for renewal and uncollected rental payments, adjusted for the probability of collection based on our assessment of historical collection rates; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Receivables consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Installment sales receivables	$67,398	$66,276
Trade and notes receivables	58,210	68,581
Total receivables	125,608	134,857
Less allowance for doubtful accounts(1)	(12,378)	(8,479)
Total receivables, net of allowance for doubtful accounts	$113,230	$126,378
1) Lease receivables are accrued on a net basis, adjusted for the probability of collection based on our assessment of historical collection rates, as described above. Therefore, we do not maintain a separate allowance for doubtful accounts related to our lease receivables.
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
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.0 million and $0.9 million, and the allowance for doubtful accounts related to installment sales receivables was $11.4 million and $7.6 million at September 30, 2022 and December 31, 2021, respectively.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	September 30, 2022
Beginning allowance for doubtful accounts	$8,479
Bad debt expense(1)	18,100
Accounts written off, net of recoveries	(14,201)
Ending allowance for doubtful accounts	$12,378
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 5 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2032. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost included in Other store expenses(1)(2)	$31,100	$33,218	$93,365	$102,044
Operating lease cost included in Other charges(2)	264	16	299	260
Sublease receipts	(1,642)	(2,850)	(5,700)	(9,333)
Total operating lease charges	$29,722	$30,384	$87,964	$92,971
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $9.4 million and $27.2 million for the three and nine months ended September 30, 2022 compared to $8.4 million and $25.4 million for the three and nine months ended September 30, 2021.
Supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$77,780	$80,800
Cash paid for short-term operating leases not included in operating lease liabilities	14,170	13,022
Right-of-use assets obtained in exchange for new operating lease liabilities	81,937	87,178
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	September 30, 2022	December 31, 2021
Weighted-average discount rate(1)	6.8%	6.0%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at September 30, 2022:

(in thousands)	Operating Leases
2022	$27,138
2023	100,626
2024	83,448
2025	65,635
2026	41,461
Thereafter	35,038
Total undiscounted operating lease liabilities	353,346
Less: Interest	(43,247)
Total present value of operating lease liabilities	$310,099
Note 6 - Income Taxes
The effective tax rate was 78.7% for the nine months ended September 30, 2022, compared to 28.9% for the corresponding period in 2021. The effective tax rate for the nine months ended September 30, 2022 was primarily impacted by the difference between recorded goodwill and goodwill recognized for tax purposes, primarily as a result of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings subject to restricted stock agreements. The effective tax rate for the nine months ended September 30, 2021 was also impacted by the tax effect of the equity consideration included in the Aggregate Stock Consideration subject to vesting conditions, discrete income tax items related to excess tax benefits from

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances.
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
On September 21, 2021 we entered into a First Amendment to the Term Loan Facility, effective as of September 21, 2021. The amendment effected a repricing of the applicable margin under the Term Loan Facility by reducing the LIBOR floor by 25 basis points from 0.75% to 0.50%, and the applicable margin, with respect to any initial term loans, by 75 basis points from 4.00% to 3.25%.
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
On August 10, 2022, we entered into a First Amendment to the ABL Credit Facility, effective as of August 10, 2022. The amendment effected the replacement of LIBOR with Term Secured Overnight Financing Rate (“Term SOFR”) as the benchmark rate of interest thereunder.
As of September 30, 2022, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $17.4 million and $2.5 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $861.9 million at September 30, 2022. We had $90.0 million outstanding borrowings under our ABL Credit Facility at September 30, 2022 and borrowing capacity of $373.8 million.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of September 30, 2022, we have issued letters of credit in the aggregate outstanding amount of $86.2 million primarily relating to workers compensation insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. The total interest rate on the Term Loan Facility was 6.06% at September 30, 2022. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at September 30, 2022 was 4.783%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at September 30, 2022 was 0.375%. We paid $0.7 million of commitment fees during the third quarter of 2022.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of September 30, 2022 was 0.68 to 1.00, however, neither of the conditions in (i) or (ii) described above were applicable. Therefore, the maintenance of the fixed charge coverage ratio as of September 30, 2022 was not required.

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
The table below shows the scheduled maturity dates of our outstanding debt at September 30, 2022 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2022	$2,188	$—	$2,188
2023	8,750	—	8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
2026	8,750	90,000	98,750
Thereafter	824,687	—	824,687
Total senior debt	$861,875	$90,000	$951,875

Note 8 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of September 30, 2022, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Condensed Consolidated Balance Sheets was approximately $12.5 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2022 and December 31, 2021, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at September 30, 2022:

	September 30, 2022
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$351,000	$(99,000)
Note 10 - Other Charges
Acima Holdings Acquisition. As described in Note 2, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the nine months ended September 30, 2022 and 2021, we recognized approximately $111.5 million and $93.1 million in stock compensation expense related to these restricted stock agreements, respectively.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the nine months ended September 30, 2022 and 2021, we recognized approximately $50.6 million and $72.4 million in amortization expense and $11.9 million and $9.3 million in incremental depreciation expense related to these assets, respectively.
During the nine months ended September 30, 2022 and 2021, we recognized approximately $0.2 million and $17.3 million in transaction costs associated with the closing of the transaction, respectively.
During the nine months ended September 30, 2021 we recognized approximately $7.9 million in post-acquisition integration costs, including $3.5 million in employee severance, $3.3 million in inventory losses, and $1.1 million in other integration costs, including reorganization advisory fees.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to Other charges for the nine months ended September 30, 2022 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2021	Charges & Adjustments	Payments & Adjustments	Accrued Charges at September 30, 2022
Cash charges:
Acima Holdings transaction costs	$—	$187	$(187)	$—
Labor reduction costs(1)	1,593	5,160	(3,757)	2,996
Other cash charges	—	293	(293)	—
Total cash charges	$1,593	5,640	$(4,237)	$2,996
Non-cash charges:
Acima Holdings restricted stock agreements(2)		111,489
Depreciation and amortization of acquired assets(3)		62,558
Asset impairments(4)		6,768
Other		(1,020)
Total other charges		$185,435
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
Segment information as of and for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues
Rent-A-Center Business	$473,755	$500,986	$1,482,445	$1,531,686
Acima(1)	504,448	623,445	1,633,994	1,716,174
Mexico	16,041	15,917	48,454	45,670
Franchising	29,713	40,920	90,040	118,495
Total revenues	$1,023,957	$1,181,268	$3,254,933	$3,412,025
(1) Represents revenues for our Acima operating segment as defined in Note 1.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross profit
Rent-A-Center Business	$334,892	$356,590	$1,046,332	$1,072,946
Acima(1)	152,434	193,527	481,742	539,181
Mexico	11,330	11,293	34,242	32,323
Franchising	6,879	7,350	21,857	22,305
Total gross profit	$505,535	$568,760	$1,584,173	$1,666,755
(1) Represents gross profit for our Acima operating segment as defined in Note 1.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating profit
Rent-A-Center Business	$71,999	$109,272	$271,283	$357,036
Acima(1)	48,885	51,884	94,318	144,797
Mexico	996	2,285	5,011	6,659
Franchising	5,077	4,816	15,170	15,495
Total segments	126,957	168,257	385,782	523,987
Corporate(2)	(89,880)	(101,111)	(279,582)	(280,276)
Total operating profit	$37,077	$67,146	$106,200	$243,711
(1) Represents operating profit for our Acima segment as defined in Note 1.
(2) Includes stock compensation expense of $42.1 million and $111.5 million recognized for the three and nine months ended September 30, 2022, and $42.8 million and $93.1 million recognized for the three and nine months ended September 30, 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 10.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization
Rent-A-Center Business	$4,629	$4,792	$15,665	$13,821
Acima(1)(2)	439	570	1,496	1,568
Mexico	182	130	494	369
Franchising	35	24	110	58
Total segments	5,285	5,516	17,765	15,816
Corporate(3)	7,513	8,319	22,443	24,978
Total depreciation and amortization	$12,798	$13,835	$40,208	$40,794
(1) Represents depreciation and amortization for our Acima segment as defined in Note 1.
(2)Excludes amortization expense of approximately $14.2 million and $50.6 million for the three and nine months ended September 30, 2022, compared to $29.2 million and $72.4 million for the three and nine months ended September 30, 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 10 for additional information.
(3)Excludes depreciation expense of approximately $3.9 million and $11.9 million for the three and nine months ended September 30, 2022, compared to $4.0 million and $9.3 million for the three and nine months ended September 30, 2021, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition. See Note 10 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Capital expenditures
Rent-A-Center Business	$10,714	$6,637	$30,917	$21,202
Acima(1)	16	276	205	945
Mexico	696	478	1,219	744
Franchising	166	—	278	—
Total segments	11,592	7,391	32,619	22,891
Corporate	6,949	13,084	16,817	22,985
Total capital expenditures	$18,541	$20,475	$49,436	$45,876
(1) Represents capital expenditures for our Acima segment as defined in Note 1.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	September 30, 2022	December 31, 2021
On rent rental merchandise, net
Rent-A-Center Business	$444,174	$477,901
Acima(1)	480,317	676,279
Mexico	19,387	18,844
Total on rent rental merchandise, net	$943,878	$1,173,024
(1) Represents on-rent rental merchandise for our Acima segment as defined in Note 1.

(in thousands)	September 30, 2022	December 31, 2021
Held for rent rental merchandise, net
Rent-A-Center Business	$118,329	$123,111
Acima(1)	417	626
Mexico	9,962	9,247
Total held for rent rental merchandise, net	$128,708	$132,984
(1) Represents held-for-rent rental merchandise for our Acima segment as defined in Note 1.

(in thousands)	September 30, 2022	December 31, 2021
Assets by segment
Rent-A-Center Business	$1,022,173	$1,026,886
Acima(1)	1,195,982	1,476,752
Mexico	46,561	41,669
Franchising	19,346	15,412
Total segments	2,284,062	2,560,719
Corporate	484,534	432,608
Total assets	$2,768,596	$2,993,327
(1) Represents total assets for our Acima segment as defined in Note 1.
Note 12 - Common Stock and Stock-Based Compensation
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. No shares of our common stock were repurchased during the six months ended June 30, 2022. Under the December 2021 Program, 1,218,313 shares of our common stock were repurchased for an aggregate purchase price of approximately $29.8 million during the three months ended September 30, 2022. Subsequent to September 30, 2022 we repurchased an additional 2,318,486 shares for an aggregate purchase price of $45.2 million under the December 2021 Program and approximately $285 million remains available for repurchases. Under previous stock repurchase programs, 335,508 shares of our common stock were repurchased during the three and nine months ended September 30, 2021 for an aggregate purchase price of approximately $20.0 million.
We recognized $2.7 million and $5.6 million in compensation expense related to stock awards issued under the Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended September 30, 2022 and 2021, and $11.1 million and $15.0 million during the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, we granted approximately 713,000 market-based performance units and 406,000 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2022 was $24.59 and $28.31, respectively.
As described in Note 2, Aggregate Stock Consideration issued to the former owners of Acima Holdings included 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, are recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $42.1 million and $42.8 million in stock compensation expense related to these restricted stock agreements during the three

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended September 30, 2022 and 2021, and $111.5 million and $93.1 million during the nine months ended September 30, 2022 and 2021, which was recorded to Other charges in our Condensed Consolidated Statements of Operations, as described in Note 10.
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
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima Holdings, the former owners of Acima Holdings agreed to indemnify Rent-A-Center for certain losses arising after the consummation of the transaction with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima Holdings were limited to an indemnity holdback in the aggregate amount of $50 million, which was escrowed at the closing of the transaction, and will be Rent-A-Center’s sole recourse against the former owners of Acima Holdings with respect to all of the indemnifiable claims under the definitive transaction agreement. In respect of certain pre-closing taxes, a portion of the escrowed funds were released to Acima Holdings’ former owners on the first business day following the date that was 18 months after the closing date of the transaction, in accordance with the definitive agreement. In respect of the CID, other than with respect to any then-pending or unresolved claims for indemnification submitted by Rent-A-Center, remaining escrowed funds of $45 million will be released on the earlier of February 17, 2024 and the date on which a final determination is entered providing for a resolution of the matters regarding the CID.
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
California Attorney General. The California Attorney General (the “CAG”) issued an investigative subpoena in 2018 seeking information with respect to certain of our Acceptance Now business practices (now part of the Acima segment). In November 2021, the parties reached an agreement in principle regarding the resolution of this matter. On August 2, 2022, the parties finalized the settlement of this matter, which includes a proposed final judgment for approval by the Superior Court of the State of California. In the agreement and in consideration of the final resolution of this matter, we agreed to pay a total of $15.5 million in restitution to consumers and civil penalties along with certain injunctive provisions, including (1) in the case of rental-purchase transactions in California originating through a third-party host retailer, not to charge a cash price on the rental-purchase agreement that is greater than the cash price offered to the consumer by the host retailer, and (2) to implement certain additional customer disclosures, employee training and other compliance requirements and restrictions as set forth in the stipulated agreement. We did not admit to any violations of law or any wrongdoing. Although we disagree with the CAG’s interpretation of the relevant California statutory language regarding the definition of “cash price”, we entered into the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
agreement to avoid the expense, risk and distractions associated with potential protracted litigation. The agreed upon settlement amount of $15.5 million was paid in August 2022.
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
Note 14 - (Loss) Earnings Per Common Share
Summarized basic and diluted (loss) earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net (loss) earnings	$(5,778)	$21,267	$9,710	$125,128
Denominator:
Weighted-average shares outstanding	55,380	58,267	54,376	57,603
Effect of dilutive stock awards(1) (2)	—	9,927	5,422	9,853
Weighted-average dilutive shares	55,380	68,194	59,798	67,456

Basic (loss) earnings per common share	$(0.10)	$0.36	$0.18	$2.17
Diluted (loss) earnings per common share(1) (2)	$(0.10)	$0.31	$0.16	$1.85
Anti-dilutive securities excluded from diluted (loss) earnings per common share:
Anti-dilutive restricted share units	465	—	81	110
Anti-dilutive performance share units	941	295	197	295
Anti-dilutive stock options	865	33	279	33
(1) Weighted-average dilutive shares outstanding for the nine months ended September 30, 2022 and 2021, includes approximately 3.7 million and 8.1 million common shares, respectively, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
(2) There was no dilutive effect to the loss per common share for the three months ended September 30, 2022 due to the net loss incurred for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the potential effects of the pandemic of the respiratory disease caused by a novel coronavirus (“COVID-19”) and ongoing challenging macro-economic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under the Company's share repurchase program, and other statements that are not historical facts.
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
•the general strength of the economy and other economic conditions affecting consumer preferences and spending, including the availability of credit to our target consumers and to other consumers, impacts from the high level of inflation, central bank monetary policy initiatives to address inflation concerns, and possible recession;
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
Recent Developments
Executive Transition. On October 31, 2022, Fahmi W. Karam joined the Company as Executive Vice President - Chief Financial Officer, replacing Maureen B. Short who departed on September 28, 2022.
Dividend. On September 21, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share for the fourth quarter of 2022. The dividend was paid on October 25, 2022 to our common stockholders of record as of the close of business on October 4, 2022.
Effects of Hurricanes. In September 2022, Hurricanes Fiona and Ian caused significant damage in the continental United States and surrounding territories, primarily including Florida and Puerto Rico. We continue to assess the full impact of damage caused by these storms but do not expect to incur significant charges as a result of the damage and displacement caused by these storms.

Business and Operational Trends
Macroeconomic Conditions. Beginning in the first quarter of 2020, the worldwide spread of COVID-19 caused significant disruptions to the U.S. and world economies. In response to COVID-19, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing U.S. citizens and businesses with various stimulus and income tax relief benefits throughout 2020 and early 2021 to help offset immediate negative financial impacts sustained as a result of COVID-19. In addition, we proactively implemented certain response measures, including providing our Rent-A-Center Business and Acima customers with additional electronic payment methods to facilitate contactless transactions. These response measures resulted in improved customer payment behaviors contributing to higher revenues and lower merchandise losses in 2020 and the first half of 2021.
In the third quarter of 2021 we began to experience negative customer behavioral trends, including increases in delinquent payments and merchandise loss activity, resulting in declining revenues and increased operating expenses, respectively. These negative trends continued to accelerate in the fourth quarter of 2021, following the expiration of government stimulus and relief programs combined with a significant rise in the US consumer price index, resulting in significant pressure on the discretionary income levels of our consumers. This led the Company to tighten our underwriting policies in an effort to improve risk management related to the execution of new leases. The continuation of the above trends combined with the tightening of our underwriting policies, which has reduced the number of active leases and corresponding lease revenue, has continued to negatively impact our financial results, including our results of operations and operating cash flows, through the first three quarters of 2022.
In addition to the negative trends in customer behavior described above, we have also been impacted by other negative macroeconomic trends, including a condensed labor market, which has contributed to wage inflation, and global supply chain disruptions resulting in reduced product availability and rising product costs. Recent wage inflation trends have resulted in higher labor costs for the Company, while supply chain disruptions have partially contributed to declines in our revenue, due to lower product availability, and increased merchandise losses driven by higher product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, providing credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain the full extent to which our risk management strategy, consumer spending behavior, or other macro-economic trends, may impact our business in future periods is uncertain. The continuation of these trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion of operational impacts to our business and additional risks associated with COVID-19 and other macroeconomic conditions.
RAC Business E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total revenue in our RAC Business segment. For the three-months ended September 30, 2022 e-commerce revenues represented approximately 23% of total lease-to-own store revenues compared to 21% for the three-months ended September 30, 2021. Due to recent trends in consumer shopping behaviors and expectations, the Company believes e-commerce solutions are an important part of its lease-to-own offering. However, the Company is unable to quantify the extent to which e-commerce revenues are incremental compared to what its overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the RAC Business segment. Therefore, the Company is unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Overview
The following briefly summarizes certain of our financial information for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
During the first nine months of 2022, consolidated revenues decreased approximately $157.1 million, while operating profit decreased approximately $137.5 million, primarily due to a decrease in gross profit of $82.6 million driven by lower revenues and increases in other store expenses of $83.6 million described further below.

Revenues in our Rent-A-Center Business segment decreased approximately $49.2 million for the nine months ended September 30, 2022 due to a 3.2% decrease in same store sales primarily due to decreases in merchandise sales and rentals and fees revenues of $40.7 million and $7.6 million, respectively, reflecting lower demand for consumer durable goods, mainly due to the effects from the wind-down of stimulus programs in 2021, and decreases in lease payments collected primarily due to inflationary pressures on the discretionary income of our consumers driven by recent increases in the consumer price index. Operating profit decreased approximately $85.8 million for the nine months ended September 30, 2022, primarily due to lower revenues described above, in addition to higher merchandise losses of $29.5 million, and increased labor costs of $14.5 million, driven primarily by wage inflation.
The Acima segment revenues decreased approximately $82.2 million for the nine months ended September 30, 2022, due to a $64.2 million decrease in merchandise sales and $17.9 million decrease in rentals and fees revenues, primarily attributable to inflationary pressures on consumer's discretionary income and the wind-down of the stimulus programs in 2021, in addition to effects of changes in our underwriting policies described above. Operating profit decreased approximately $50.5 million for the nine months ended September 30, 2022, primarily due to lower revenues described above and higher merchandise losses of $30.4 million.
The Mexico segment revenues increased by 6.1% for the nine months ended September 30, 2022, contributing to an increase in gross profit of 5.9%, or $1.9 million. Operating profit, however, decreased $1.6 million for the nine months ended September 30, 2022, primarily due to increased labor costs of $1.0 million and higher merchandise losses of $1.1 million.
Revenues for the Franchising segment decreased $28.5 million for the nine months ended September 30, 2022, primarily due to a decrease in inventory purchases by franchisees. Operating profit decreased $0.3 million for the nine months ended September 30, 2022 primarily due to lower revenues described above.
Cash flow from operations was $412.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we held $165.6 million of cash and cash equivalents and had outstanding indebtedness of $1.4 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues
Store
Rentals and fees	$829,459	$930,849	$(101,390)	(10.9)%	$2,569,804	$2,592,788	$(22,984)	(0.9)%
Merchandise sales	147,616	192,016	(44,400)	(23.1)%	541,265	646,038	(104,773)	(16.2)%
Installment sales	16,718	17,028	(310)	(1.8)%	52,355	52,992	(637)	(1.2)%
Other	1,340	1,082	258	23.8%	3,698	3,035	663	21.8%
Total store revenue	995,133	1,140,975	(145,842)	(12.8)%	3,167,122	3,294,853	(127,731)	(3.9)%
Franchise
Merchandise sales	22,823	33,671	(10,848)	(32.2)%	67,849	96,342	(28,493)	(29.6)%
Royalty income and fees	6,001	6,622	(621)	(9.4)%	19,962	20,830	(868)	(4.2)%
Total revenues	1,023,957	1,181,268	(157,311)	(13.3)%	3,254,933	3,412,025	(157,092)	(4.6)%
Cost of revenues
Store
Cost of rentals and fees	310,079	344,623	(34,544)	(10.0)%	968,655	912,531	56,124	6.2%
Cost of merchandise sold	179,477	228,024	(48,547)	(21.3)%	615,543	717,983	(102,440)	(14.3)%
Cost of installment sales	6,032	6,291	(259)	(4.1)%	18,379	18,566	(187)	(1.0)%
Total cost of store revenues	495,588	578,938	(83,350)	(14.4)%	1,602,577	1,649,080	(46,503)	(2.8)%
Franchise cost of merchandise sold	22,834	33,570	(10,736)	(32.0)%	68,183	96,190	(28,007)	(29.1)%
Total cost of revenues	518,422	612,508	(94,086)	(15.4)%	1,670,760	1,745,270	(74,510)	(4.3)%
Gross profit	505,535	568,760	(63,225)	(11.1)%	1,584,173	1,666,755	(82,582)	(5.0)%
Operating expenses
Store expenses
Labor	156,192	163,945	(7,753)	(4.7)%	486,751	479,989	6,762	1.4%
Other store expenses	197,847	189,553	8,294	4.4%	624,306	540,698	83,608	15.5%
General and administrative expenses	40,002	45,958	(5,956)	(13.0)%	141,273	149,468	(8,195)	(5.5)%
Depreciation and amortization	12,798	13,835	(1,037)	(7.5)%	40,208	40,794	(586)	(1.4)%
Other charges	61,619	88,323	(26,704)	(30.2)%	185,435	212,095	(26,660)	(12.6)%
Total operating expenses	468,458	501,614	(33,156)	(6.6)%	1,477,973	1,423,044	54,929	3.9%
Operating profit	37,077	67,146	(30,069)	(44.8)%	106,200	243,711	(137,511)	(56.4)%
Debt refinancing charges	—	6,839	(6,839)	—%	—	15,582	(15,582)	—%
Interest, net	22,744	19,712	3,032	15.4%	60,665	52,019	8,646	16.6%
Earnings before income taxes	14,333	40,595	(26,262)	(64.7)%	45,535	176,110	(130,575)	(74.1)%
Income tax expense	20,111	19,328	783	4.1%	35,825	50,982	(15,157)	(29.7)%
Net (loss) earnings	$(5,778)	$21,267	$(27,045)	(127.2)%	$9,710	$125,128	$(115,418)	(92.2)%
Three Months Ended September 30, 2022, compared to Three Months Ended September 30, 2021
Store Revenue. Total store revenue decreased by $145.9 million, or 12.8%, to $995.1 million for the three months ended September 30, 2022, from $1,141.0 million for the three months ended September 30, 2021. This decrease was primarily due to decreases of approximately $119.0 million and $27.2 million in revenues in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2022, decreased by $34.5 million, or 10.0%, to $310.1 million as compared to $344.6 million in 2021. The decrease was primarily attributable to decreases of approximately $32.4 million and $2.4 million in the Acima and Rent-A-Center Business segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 37.4% for the three months ended September 30, 2022, as compared to 37.0% in 2021.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $48.5 million, or 21.3%, to $179.5 million for the three months ended September 30, 2022, from $228.0 million in 2021, primarily attributable to decreases of $45.5 million and $2.9 million in the Acima and Rent-A-Center Business segments, respectively. The gross margin percent of merchandise sales decreased to (21.6)% for the three months ended September 30, 2022, from (18.8)% in 2021.
Gross Profit. Gross profit decreased by $63.3 million, or 11.1%, to $505.5 million for the three months ended September 30, 2022, from $568.8 million in 2021, primarily due to decreases of $41.1 million and $21.7 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 49.4% for the three months ended September 30, 2022, as compared to 48.1% in 2021.
Store Labor. Store labor decreased by $7.7 million, or 4.7%, to $156.2 million, for the three months ended September 30, 2022, as compared to $163.9 million in 2021, primarily due to decreases of $6.2 million and $1.7 million in the Acima and Rent-A-Center Business segments, respectively. Store labor expressed as a percentage of total store revenue was 15.7% for the three months ended September 30, 2022, as compared to 14.4% in 2021.
Other Store Expenses. Other store expenses increased by $8.4 million, or 4.4%, to $197.8 million for the three months ended September 30, 2022, as compared to $189.6 million in 2021, primarily due to an increase of $18.9 million in the Rent-A-Center Business segment, partially offset by a decrease of $11.3 million in the Acima segment. Other store expenses expressed as a percentage of total store revenue were 19.9% for the three months ended September 30, 2022, compared to 16.6% in 2021.
General and Administrative Expenses. General and administrative expenses decreased by $6.0 million, or 13.0%, to $40.0 million for the three months ended September 30, 2022, as compared to $46.0 million in 2021, primarily due to decreases in overhead labor and incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 3.9% for both the three months ended September 30, 2022 and 2021.
Other Charges. Other charges decreased by $26.7 million, or 30.2%, to $61.6 million for the three months ended September 30, 2022, as compared to $88.3 million in 2021. Other charges for the three months ended September 30, 2022 primarily included $42.1 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings and $18.1 million in depreciation and amortization of acquired software and intangible assets. Other charges for the three months ended September 30, 2021 primarily included $42.8 million in stock compensation expense related to equity consideration subject to vesting conditions, $33.2 million in depreciation and amortization of acquired software and intangible assets, $7.2 million in legal settlement reserves, and $4.2 million in other one-time transaction and integration costs related to the acquisition of Acima Holdings.
Operating Profit. Operating profit decreased by $30.0 million, to $37.1 million for the three months ended September 30, 2022, as compared to $67.1 million in 2021, primarily due to the decreases in gross profit of $63.3 million described above, partially offset by a net decrease of $33.2 million in operating expenses, driven by lower labor expenses, general & administrative expenses, and other charges. Operating profit expressed as a percentage of total revenue was 3.6% for the three months ended September 30, 2022, compared to 5.7% in 2021.
Income Tax Expense. Income tax expense for the three months ended September 30, 2022 was $20.1 million, as compared to $19.3 million in 2021.
Nine Months Ended September 30, 2022, compared to Nine Months Ended September 30, 2021
Store Revenue. Total store revenue decreased by $127.8 million, or 3.9%, to $3,167.1 million for the nine months ended September 30, 2022, from $3,294.9 million for the nine months ended September 30, 2021. The decrease was primarily due to decrease of approximately $82.2 million and $49.2 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2022, increased by $56.2 million, or 6.2%, to $968.7 million as compared to $912.5 million in 2021. This increase in cost of rentals and fees was primarily attributable to increases of $51.9 million and $3.1 million in the Acima and Rent-A-Center Business segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 37.7% for the nine months ended September 30, 2022 as compared to 35.2% in 2021.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $102.5 million, or 14.3%, to $615.5 million for the nine months ended September 30, 2022, from $718.0 million in 2021, primarily attributable to decreases of $76.7 million and

$25.5 million in the Acima and Rent-A-Center Business segments, respectively. The gross margin percent of merchandise sales decreased to (13.7)% for the nine months ended September 30, 2022, from (11.1)% in 2021.
Gross Profit. Gross profit decreased by $82.6 million, or 5.0%, to $1,584.2 million for the nine months ended September 30, 2022, from $1,666.8 million in 2021, due primarily to decreases of $57.4 million and $26.6 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.7% for the nine months ended September 30, 2022, as compared to 48.8% in 2021.
Store Labor. Store labor increased by $6.8 million, or 1.4%, to $486.8 million, for the nine months ended September 30, 2022, as compared to $480.0 million in 2021, primarily attributable to an increase of $14.5 million in the Rent-A-Center Business segment, partially offset by a decrease of $8.7 million in the Acima segment. Store labor expressed as a percentage of total store revenue was 15.4% for the nine months ended September 30, 2022, as compared to 14.6% in 2021.
Other Store Expenses. Other store expenses increased by $83.6 million, to $624.3 million for the nine months ended September 30, 2022, as compared to $540.7 million in 2021, due to increases of $45.1 million and $36.6 million in the Rent-A-Center Business and Acima segments, respectively, primarily attributable to an increase of $61.1 million in merchandise losses, as discussed further in the section “Segment Performance” below. Other store expenses expressed as a percentage of total store revenue were 19.7% for the nine months ended September 30, 2022, compared to 16.4% in 2021.
General and Administrative Expenses. General and administrative expenses decreased by $8.2 million, or 5.5%, to $141.3 million for the nine months ended September 30, 2022, as compared to $149.5 million in 2021. General and administrative expenses expressed as a percentage of total revenue were 4.3% for the nine months ended September 30, 2022, compared to 4.4% in 2021.
Other Charges. Other charges decreased by $26.7 million, to $185.4 million for the nine months ended September 30, 2022, as compared to $212.1 million for the nine months ended September 30, 2021. Other charges for the nine months ended September 30, 2022 primarily included $111.5 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, $62.5 million in depreciation and amortization of acquired software and intangible assets, $6.8 million in asset impairments, $5.2 million in employee severance, $1.2 million in state sales tax assessment reserves, and $1.2 million in Acima retail partner conversion losses. Other charges for the nine months ended September 30, 2021 primarily included $93.1 million in in stock compensation expense related to equity consideration subject to vesting conditions, $81.7 million in depreciation and amortization of acquired software and intangible assets, related to the acquisition of Acima Holdings, $25.2 million one-time transaction and integration costs related to the acquisition of Acima Holdings, and $10.7 million in legal settlement reserves.
Operating Profit. Operating profit decreased by $137.5 million, to $106.2 million for the nine months ended September 30, 2022, as compared to $243.7 million in 2021, primarily due to the decrease of $82.6 million in gross profit, in addition to an increase of $54.9 million in operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 3.3% for the nine months ended September 30, 2022, compared to 7.1% in 2021.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2022 was $35.8 million, as compared to $51.0 million in 2021, primarily due to a decrease in earnings before taxes of approximately $130.6 million. The effective tax rate was 78.7% for the nine months ended September 30, 2022, compared to 28.9% in 2021, primarily due to the difference between recorded goodwill and goodwill recognized for tax purposes, as a result of the Aggregate Stock Consideration from the Acima Holdings transaction subject to restricted stock agreements. In addition, the effective tax rate for the nine months ended September 30, 2021, was further impacted by discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises, and the release of domestic and foreign tax valuation allowances.

Segment Performance
Rent-A-Center Business segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$473,755	$500,986	$(27,231)	(5.4)%	$1,482,445	$1,531,686	$(49,241)	(3.2)%
Gross profit	334,892	356,590	(21,698)	(6.1)%	1,046,332	1,072,946	(26,614)	(2.5)%
Operating profit	71,999	109,272	(37,273)	(34.1)%	271,283	357,036	(85,753)	(24.0)%
Change in same store revenue				(5.3)%				(3.2)%
Stores in same store revenue calculation(1)				1,760				1,760
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
Revenues. The decrease in revenue for the three and nine months ended September 30, 2022, as compared to 2021, were primarily due to decreases in same store sales of 5.3% and 3.2%, respectively, driven by decreases in rentals and fees of $19.2 million for the three months ended September 30, 2022, and merchandise sales of $40.7 million for the nine months ended September 30, 2022. Decreases in revenue reflect lower demand for consumer durable goods mainly due to the effects from the wind-down of stimulus programs in 2021, combined with recent increases in the US consumer price index and corresponding pressure on the discretionary income of our customers. As of September 30, 2022, the segment's lease portfolio balance was approximately $2.4 million, or 1.7%, lower than the prior year balance as of September 30, 2021.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2022, as compared to 2021, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 70.7% and 70.6% for the three and nine months ended September 30, 2022, as compared to 71.2% and 70.0% for the corresponding period in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 15.2% and 18.3% for the three and nine months ended September 30, 2022, compared to 21.8% and 23.3% for the corresponding period in 2021. The decrease in operating margin for the three and nine months ended September 30, 2022, as compared to 2021, was partially driven by decreases in revenues and gross profit described above, in addition to increases in losses due to customer stolen merchandise of $10.5 million and $25.2 million for the three and nine months ended September 30, 2022, respectively, and increased labor costs of $14.5 million for the nine months ended September 30, 2022, driven by wage inflation. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 5.8% and 4.6% for the three and nine months ended September 30, 2022, compared to 3.4% and 2.8% for the corresponding periods in 2021. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.7% for both the three and nine months ended September 30, 2022, compared to approximately 1.8% and 1.6% for the corresponding periods in 2021. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$504,448	$623,445	$(118,997)	(19.1)%	$1,633,994	$1,716,174	$(82,180)	(4.8)%
Gross profit	152,434	193,527	(41,093)	(21.2)%	481,742	539,181	(57,439)	(10.7)%
Operating profit	48,885	51,884	(2,999)	(5.8)%	94,318	144,797	(50,479)	(34.9)%
Revenues. The decrease in revenues for the three months ended September 30, 2022, as compared to 2021, was primarily due to decreases in rentals and fees revenues and merchandise sales revenues of $82.2 million and $36.9 million respectively. The decrease in revenue for the nine months ended September 30, 2022, as compared to 2021, was primarily due to decreases in merchandise sales revenues and rentals and fees revenues of $64.2 million and $17.9 million, respectively. Consistent with our RAC Business segment, decreases in revenue reflect lower demand for consumer durable goods mainly due to the effects from the wind-down of stimulus programs in 2021, combined with recent increases in the US consumer price index and corresponding pressure on the discretionary income of our customers. In addition, decreases in revenue were also attributable to the tightening of our underwriting policies, in an effort to improve risk management related to the execution of new leases, as described further in Business and Operational Trends.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 30.2% and 29.5% for the three and nine months ended September 30, 2022, compared to 31.0% and 31.4% for the corresponding periods in 2021.
Operating Profit. Operating profit as a percentage of segment revenues increased to 9.7% for the three months ended September 30, 2022 compared to 8.3% for the three months ended September 30, 2021, but decreased to 5.8% for the nine months ended September 30, 2022 compared to 8.4% for the nine months ended September 30, 2021. Operating profit margin increased for the three months ended September 30, 2022 as compared to the same period in 2021, partially due to lower revenues described above, in addition to lower customer stolen merchandise losses of $12.6 million. Operating profit margin decreased for the nine months ended September 30, 2022 as compared to the same period in 2021, partially due to lower revenues described above, in addition to higher customer stolen merchandise losses of $29.8 million. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.0% and 11.2% for the three and nine months ended September 30, 2022, compared to 9.3% and 8.9% for the three and nine months ended September 30, 2021. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.0% and 0.1% for the three and nine months ended September 30, 2022, compared to 0.0% and 0.1% for the corresponding periods in 2021.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$16,041	$15,917	$124	0.8%	$48,454	$45,670	$2,784	6.1%
Gross profit	11,330	11,293	37	0.3%	34,242	32,323	1,919	5.9%
Operating profit	996	2,285	(1,289)	(56.4)%	5,011	6,659	(1,648)	(24.7)%
Change in same store revenue				0.2%				4.9%
Stores in same store revenue calculation(1)				109				109
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
Revenues. Revenues were negatively impacted by exchange rate fluctuations of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. On a constant currency basis, revenues for the three and nine months ended September 30, 2022 increased approximately $0.3 million and $3.1 million, compared to the corresponding periods in 2021.
Gross Profit. Gross profit was negatively impacted by exchange rate fluctuations of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. On a constant currency basis, gross profit for the three and nine months ended September 30, 2022 increased by approximately $0.2 million and $2.2 million as compared to the same periods in 2021. Gross profit as a percentage of segment revenues was 70.6% and 70.7% for the three and nine months ended September 30, 2022, compared to 70.9% and 70.8% for the corresponding periods in 2021.
Operating Profit. Operating profit for the three and nine months ended September 30, 2022 was minimally impacted by exchange rate fluctuations as compared to the same periods in 2021. Operating profit as a percentage of segment revenues decreased to 6.2% and 10.3% for the three and nine months ended September 30, 2022, compared to 14.4% and 14.6% for the corresponding periods in 2021.

Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$29,713	$40,920	$(11,207)	(27.4)%	$90,040	$118,495	$(28,455)	(24.0)%
Gross profit	6,879	7,350	(471)	(6.4)%	21,857	22,305	(448)	(2.0)%
Operating profit	5,077	4,816	261	5.4%	15,170	15,495	(325)	(2.1)%
Revenues. Revenues decreased for the three and nine months ended September 30, 2022 compared to the corresponding periods in 2021, primarily due a decrease of $28.5 million in inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues was 23.2% and 24.3% for the three and nine months ended September 30, 2022, compared to 18.0% and 18.8% for the corresponding periods in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 17.1% and 16.8%, for the three and nine months ended September 30, 2022 compared to 11.8% and 13.1% for the corresponding periods in 2021.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2022, we generated $412.1 million in operating cash flow. We used cash in the amount of $296.6 million for debt repayments, $60.4 million for dividends, $49.4 million for capital expenditures, and $29.8 for share repurchases, offset by cash proceeds from indebtedness of $90.0 million. We ended the third quarter of 2022 with $165.6 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $85.9 million to $412.1 million for the nine months ended September 30, 2022, from $326.2 million in 2021, primarily due to a decrease in inventory purchases, partially offset by a decrease of $115.4 million in net earnings.
Cash used in investing activities decreased to $50.2 million for the nine months ended September 30, 2022, compared to $1,319.4 million in 2021, a change of $1,269.2 million, primarily due to the acquisition of Acima Holdings in February 2021.
Cash (used in) provided by financing activities was $(304.5) million for the nine months ended September 30, 2022, compared to $992.8 million in 2021, representing a change of $1,297.3 million. The change was primarily due to debt proceeds of $1.5 billion received in the first quarter of 2021 used to fund the acquisition of Acima Holdings in February 2021, partially offset by debt issuance costs of $46.1 million paid in the first quarter of 2021 in connection with the receipt of debt proceeds, in addition to lower debt repayments of $70.3 million for the nine months ended September 30, 2022, compared to the same period in 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, debt service, and dividends. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next 12 months. At October 26, 2022, we had approximately $99.4 million in cash on hand, and $373.8 million available under our ABL Credit Facility.
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

Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Customer stolen merchandise(1)	$77,005	$77,233	$262,236	$202,909
Other merchandise losses(2)	8,146	8,079	26,577	24,839
Total merchandise losses	$85,151	$85,312	$288,813	$227,748
(1)Increase in customer stolen merchandise losses for the nine months ended September 30, 2022, compared to the corresponding period in 2021, is primarily due to increases in the US consumer price index and corresponding pressure on the discretionary income of our consumers, as described in the Results of Operations section above. In addition, the increase for the nine months ended September 30, 2022, is also partly attributable to the timing of the acquisition of Acima Holdings on February 17, 2021, resulting in a partial period of losses for the first quarter of 2021.
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $49.4 million and $45.9 million on capital expenditures during the nine months ended September 30, 2022 and 2021, respectively.
Acquisitions and New Location Openings. During the first nine months of 2022, we acquired four lease-to-own store locations and customer accounts for an aggregate purchase price of approximately $0.8 million. The store locations were closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment.
The table below summarizes the store location activity for the nine-month period ended September 30, 2022 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,846	123	466	2,435
New location openings	14	3	1	18
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(15)	(15)
Locations at end of period(1)	1,848	125	452	2,425
Acquired locations closed and accounts merged with existing locations	4	—	—	4
Total approximate purchase price of acquired stores (in millions)	$0.8	$—	$—	$0.8
(1) Does not include locations in our Acima segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on August 10, 2022, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%, which, as of October 26, 2022, was 5.935%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
At October 26, 2022, we had outstanding borrowings of $861.9 million under our Term Loan Facility and available commitments of $373.8 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2032. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of September 30, 2022, our total remaining obligation for existing store lease contracts was approximately $351.7 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring 12 months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of September 30, 2022, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $0.8 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of September 30, 2022, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $1.6 million.
See Note 5 of our condensed consolidated financial statements included in this report for additional discussion of our store operating leases.
Uncertain Tax Position. As of September 30, 2022, we have recorded $6.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.

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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of September 30, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of September 30, 2022, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $861.9 million outstanding under the Term Loan Facility at interest rates indexed to the Eurodollar rate or the prime rate and $90.0 million outstanding under our ABL Credit Facility at interest rates indexed to Term SOFR. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at September 30, 2022, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.7 million additional annualized pre-tax charge or credit to our condensed consolidated statement of operations. We have not entered into any interest rate swap agreements as of September 30, 2022.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2022, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of our common stock the Company made during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)(1)
August 1, 2022 - August 31, 2022	37,789	$27.43	37,789	$359.0
September 1, 2022 - September 30, 2022	1,180,524	$24.35	1,180,524	$330.2
(1) Shares repurchased pursuant to the share repurchase program publicly announced on December 2021 that allows for the repurchase of an aggregate of up to $500.0 million of shares of our common stock through open market and privately negotiated transactions from time to time.
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

4.3	Description of Rent-A-Center, Inc.’s Common Stock (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

10.1*	First Amendment to ABL Credit Agreement, dated as of August 10, 2022, by and among Rent-A-Center, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi W. Karam

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi W. Karam

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/S/ FAHMI W. KARAM
Fahmi W. Karam
EVP, Chief Financial Officer
Date: November 3, 2022