Form 10-K
period 2022-12-31
UPBOUND GROUP, INC.
filed 2023-02-24
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year end December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38047
Upbound Group, Inc.
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
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of these error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240 10D-1(b).  ☐

Aggregate market value of the 53,290,246 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, on June 30, 2022	$1,036,495,277
Number of shares of Common Stock outstanding as of the close of business on February 20, 2023:	55,729,109
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Upbound Group, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to ongoing challenging macro-economic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, and other statements that are not historical facts.
In February 2023, we changed our corporate name from Rent-A-Center, Inc. to Upbound Group, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "Upbound Group, Inc.," "Company," "we," "us," and "our" in this document refer to Upbound Group, Inc. and, where appropriate, its subsidiaries.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
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
•our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
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
•impairment of our goodwill or other intangible assets
•disruptions in our supply chain;
•limitations of, or disruptions in, our distribution network;
•rapid inflation or deflation in the prices of our products and other related costs;
•allegations of product safety and quality control issues, including recalls
•our ability to execute, as well as, the effectiveness of, store consolidations, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;
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
•changes in estimates relating to self-insurance liabilities, and income tax and litigation reserves;
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

PART I
Item 1. Business.
History of Upbound Group, Inc. (formerly Rent-A-Center, Inc.)
Unless the context indicates otherwise, references to “we,” “us”, “our”, and the “Company” refer to the consolidated business operations of Upbound Group, Inc., the parent, and any or all of its direct and indirect subsidiaries. For any references in this document to Note A through Note U, refer to the Notes to Consolidated Financial Statements in Item 8.
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for a large portion of underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, durable products under a flexible lease-purchase agreement with no long-term debt obligation. Through our Rent-A-Center Business, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence. Our Acima business offers lease-to-own solutions through retailers in stores and online enabling such retailers to grow sales by expanding their customer base utilizing our differentiated offering. On February 22, 2023, we changed our corporate name from Rent-A-Center, Inc. to Upbound Group, Inc. We were incorporated in the State of Delaware in 1986, and our common stock is currently traded on the Nasdaq Global Select Market under the ticker symbol “RCII.” Beginning February 27, 2023, our new ticker symbol will be “UPBD.”
Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.upbound.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
The unit economics of the lease purchase transaction vary depending on the length of time customers take to obtain ownership of the product or whether the customer chooses to return the product without obtaining ownership. If a customer elects an early purchase option within a designated period of time following the initial lease, such as 90 or 120 days, a customer generally pays the retail price of the product plus a premium to the cost. Full term lease-to-own transactions involve the customer leasing our merchandise through a lease structured with multiple lease renewal terms and ultimately obtaining ownership of the merchandise at the conclusion of the final lease renewal term. A customer may also elect to obtain ownership anytime after the initial lease period, but prior to the full term of all lease renewals. Due to the longer lease period of full term lease renewals, along with the other benefits that are part of the lease-to-own transaction, obtaining ownership through payment of all lease renewals involves a higher total cost compared to the cost of the general retail price of the product if it was purchased upfront. Customers primarily take ownership of the merchandise through early purchase options, where the customer elects to make a lump-sum payment at a discounted purchase price prior to the final lease renewal. In the Rent-A-Center Business, the product is often rented more than one time before a customer ultimately obtains ownership.
There are differences in the unit economics between our Rent-A-Center Business and Acima segments, as we generally purchase our merchandise at wholesale prices for our Rent-A-Center Business segment and at retail prices for our Acima segment. Historically, operating margin for our Acima segment has benefited from the lower overhead cost associated with the virtual options employed at many third party locations.
Key features of the lease purchase transaction include:
No long term obligation. A customer may terminate a lease purchase agreement at any time without penalty. Once the product is returned to us, the customer has no obligation for remaining payments other than any outstanding balances to the date of return.
Convenient payment options. Our customers make payments on a weekly, bi-weekly, semi-monthly or monthly basis in our stores, at our retail partner locations, online or by telephone. We accept cash, credit or debit cards and payment via certain electronic platforms (such as PayPal and Venmo). Approximately 78% and 89% of our lease purchase agreements are on weekly terms in our Rent-A-Center Business and our Mexico segments, respectively. Payments are generally made on a weekly, biweekly or monthly basis in our Acima segment.

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
No formal credit needed. Generally, no established credit score or credit history is required. In the Rent-A-Center Business segment, we use a proprietary decision engine to verify customer information as part of our approval process for entering into a lease purchase agreement. In our Acima segment, which provides on-site or virtual lease-to-own options through third-party retailers and through Acima direct to consumer offerings, customers complete the application process through a variety of resources, including online digital waterfall technology, retail partner electronic portals, online e-commerce websites, and the Acima mobile application. A robust proprietary automated decision engine process is used to confirm certain customer information for approval of the lease purchase agreement.
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
Our Strategy
Our strategy is focused on serving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:
•Develop centers of excellence that will be leveraged across the organization to support the various business segments, utilizing best practices and drive efficiency and growth;
•Maximize Rent-A-Center brand awareness and customer loyalty by accelerating the shift to e-commerce, expanding product categories, and improving the fully integrated, omni-channel customer experience;
•Grow penetration with current Acima merchants and attract new merchants to our platform;
•Enhance, upgrade and integrate technology platforms to allow for a seamless consumer experience, merchant and third-party waterfall integration, and simplify transaction process for the consumer;
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across both business segments; and
•Execute on market opportunities and enhancing our competitive position across both traditional and virtual lease-to-own solutions, and implement complimentary products and services that supplement our current offering and provides our customers more financial alternatives.
As we pursue our strategy, we may take advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.
Our Operating Segments
We report financial operating performance under four operating segments. To better reflect our current strategic focus, our retail partner business operations are reported as the Acima segment, which includes our virtual and staffed business models; and our company-owned stores and e-commerce platform through rentacenter.com are reported as the Rent-A-Center Business segment. In addition, we report operating results for our Mexico and Franchising segments. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note T to the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Acima
Our Acima segment, which operates in the United States and Puerto Rico, includes the operations of Acima Holdings (as defined in Note B below), which we acquired in February 2021 and our previous Preferred Lease virtual and staffed locations, generally offers lease-to-own transactions to consumers who do not qualify for financing from the traditional retailer through staffed or unstaffed kiosks located within such retailer's locations, or other virtual options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third party retailer, initiate the lease-to-own transaction online in the retailers' locations using our virtual solutions.
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
Our Acima operating model is highly agile and dynamic given our virtual offerings and our ability to open and close staffed and unstaffed locations quickly and efficiently. Generally, our Acima staffed locations consist of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by retail partners on their store computers, on our retail partners' e-commerce sites or through our Acima direct to consumer offerings including the Acima mobile application. Accordingly, capital expenditures with respect to new Acima locations are minimal.
Acima relies on our third-party retail partners to deliver merchandise leased by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge or provide other return options. Most merchandise returned from an Acima lease-to-own transaction is subsequently donated or offered for rental at one of our Rent-A-Center Business stores. Our Acima segment comprised approximately 50% of our consolidated net revenues for the year ended December 31, 2022.
Rent-A-Center Business
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease durable goods to customers on a lease-to-own basis. Our Rent-A-Center Business segment operates through our company-owned stores and e-commerce platform through rentacenter.com. As of December 31, 2022, we operated 1,851 company-owned stores in the United States and Puerto Rico, including 48 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the locations in which we operate to optimize our store network. Our Rent-A-Center Business segment comprised approximately 46% of our consolidated net revenues for the year ended December 31, 2022.
Mexico
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease durable goods to customers on a lease-to-own basis. As of December 31, 2022, we operated 126 stores in Mexico.
Franchising
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of the Company, is a franchisor of lease-to-own stores. The stores in our Franchising segment use our Rent-A-Center, ColorTyme or RimTyme trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn, offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.

As of December 31, 2022, we franchised 447 stores in 31 states operating under the Rent-A-Center (392 stores), ColorTyme (18 stores) and RimTyme (37 stores) trade names. These lease-to-own stores primarily offer high quality products such as furniture and accessories, consumer electronics, appliances, computers, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of up to $10,000 per new location.
The following table summarizes our store locations allocated among these operating segments as of December 31 of each of the years indicated below:

	2022	2021	2020
Rent-A-Center Business	1,851	1,846	1,845
Mexico	126	123	121
Franchising	447	466	462
Total locations(1)	2,424	2,435	2,428
(1) Does not include locations operating within our Acima segment.
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
Product Turnover
On average, in the Rent-A-Center Business segment, a lease term of 16 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is leased (turned over) to multiple customers before a customer acquires ownership. Merchandise returned in the Acima segment is often moved to a Rent-A-Center Business store where it is offered for lease. Ownership is attained in approximately 35% of lease purchase agreements in the Rent-A-Center Business segment. The average total life for each product in our Rent-A-Center Business segment is approximately 15 months, which includes the initial lease period, all additional lease periods and idle time in our system. To cover the higher operating expenses generated by the key benefits of lease purchase transactions and product turnover, lease purchase agreements require higher aggregate payments to obtain ownership over time (if elected by the customer) than are generally charged under purchase plans, such as installment purchase or credit plans.
Collections
In our Rent-A-Center Business stores, managers use our management information system to track collections on a daily basis. Similarly, collections are monitored on a daily basis by on-site employees in our Acima staffed locations and by our back-office collections team in respect of our Acima virtual locations. If a customer fails to make a rental payment when due, we will attempt to contact the customer to terminate the account and arrange to regain possession of our merchandise or, if elected by the customer, to obtain payment and reinstate the agreement.
We attempt to recover the rental items as soon as possible following non-renewal or termination of a lease purchase agreement. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships in our Rent-A-Center Business segment between our employees and customers, and the availability of lifetime reinstatement.
Currently, we track past due amounts using a guideline of seven days in our Rent-A-Center Business segment and 30 days in the Acima segment. These metrics align with the majority of the lease purchase agreements in each segment, since payments are generally made weekly in the Rent-A-Center Business segment and bi-weekly and monthly in the Acima segment.
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
In our Rent-A-Center Business and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2022, approximately 32% and 18% of our merchandise purchases were attributable to Ashley Furniture Industries and Whirlpool, respectively. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
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
Management
Our executive management team has extensive experience in the lease-to-own industry, as well as financial services and technology and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. Our regional and district managers generally have long tenures with us, and we have a history of promoting management personnel from within. To support our strategic efforts we have hired additional key management members in recent years.
We believe our executive management team's extensive industry and company experience will allow us to effectively execute our strategies.
Marketing
We promote our products and services through television and digital radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search engines, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without relying on credit to finance a purchase and without requiring long-term contracts or obligations, convenient delivery and set-up, product repair and loaner services, lifetime reinstatement and multiple options to acquire ownership if desired by the customer, including early purchase pricing options or through a fixed number of payments. In addition, in the

Rent-A-Center Business segment, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the lease purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the lease purchase transaction, we will continue to educate our customers and potential customers about the lease-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
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
Industry & Competition
According to data released by the Fair Isaac Corporation on August 30, 2022, consumers in the “subprime” category (those with credit scores below 650) made up approximately 24% of the United States population. Approximately 36% of U.S. consumers have incomes below $50,000 and may lack access to traditional credit. The lease-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit.
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
The Franchising segment licenses the use of the Rent-A-Center® and ColorTyme® trademarks and service marks to its franchisees under its franchise agreements with such franchisees. The Franchising segment also owns various trademarks and service marks, including ColorTyme® and RimTyme®, that are used in connection with its operations and have been registered with the United States Patent and Trademark office. The duration of these marks is unlimited, subject to periodic renewal and continued use.
Human Capital Resources
As of December 31, 2022, we employed a total of 12,690 coworkers, the vast majority of which are full time employees. Our employee base is made up of 11,090 coworkers in our U.S. Operations, including Puerto Rico, 1,230 coworkers in our Mexico operations and 370 coworkers at our field support center.
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
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. As of December 31, 2022, we operated 19 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. As of December 31, 2022, we operated 86 lease-to-own stores and 35 Acima staffed locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. As of December 31, 2022, we operated 29 Get It Now stores in Wisconsin and 39 Rent-A-Center stores in New Jersey.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC's Internet site, www.sec.gov. Additionally, we make available free of charge on or through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide electronic or paper copies of our filings free of charge upon request. In addition, our

Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all members of our Board of Directors, as well as all of our employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller. The Code of Business Conduct and Ethics forms the foundation of a compliance program we established as part of our commitment to responsible business practices that includes policies, training, monitoring and other components covering a wide variety of specific areas applicable to our business activities and employee conduct. A copy of the Code of Business Conduct and Ethics is published on our website at https://investor.rentacenter.com/corporate-governance/governance-documents. We intend to make all required disclosures concerning any amendments to, or waivers from, this Code of Business Conduct and Ethics on our website.

Item 1A. Risk Factors.
Investing in Upbound Group, Inc. involves a high degree of risk, and you should carefully consider the risks described in this section and the other information included in this Annual Report on Form 10-K, including our Consolidated Financial Statements and related notes, before making an investment decision. Please note that the headings reflected below are provided solely for convenience of the reader and do not indicate that a given risk applies only to the heading under which it is located. The risks described in this section include, but are not limited to, those highlighted in the following list:
Risks Relating to Economic Conditions
•We are subject to the risk of pandemics and other threats to public health, such as the novel coronavirus (COVID-19) global pandemic, which could have an adverse effect on our business, financial condition and results of operations and lead to lasting changes in consumer behavior.
•The success of our business is dependent on factors affecting consumer spending and payment behaviors that are not under our control.
Risks Relating to Our Vendors, Suppliers and Products
•Disruptions in our supply chain and other factors affecting the distribution of our merchandise could materially and adversely affect our business.
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
•If we fail to protect the integrity and security of customer, employee and host retailer information, or if our host retailers fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation, and our business could be materially and adversely affected.
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
•The risks associated with climate change and other environmental impacts and increased focus by stakeholders on environmental issues, including those associated with climate change, could adversely affect our business, financial condition and operating results.

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
•Federal and state regulatory authorities are increasingly focused on the lease‑to‑own industry, and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could expose us to significant additional costs or compliance-related burdens and could require us to alter our business practices in a manner that may be materially adverse to us.
•Our lease‑to‑own transactions are regulated by and subject to the requirements of federal and state laws and regulations that vary by jurisdiction, which require significant compliance costs and expose us to regulatory action or other litigation.
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
•We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage, a diversion of resources and a material adverse effect on our business and results of operations.
Risks Relating to Our Indebtedness and Other Financial Matters
•We have significant indebtedness, and the level of our indebtedness could materially and adversely affect us.
•The amount of borrowings permitted under the ABL Credit Facility is limited to the value of certain of our assets, and Upbound Group, Inc. relies in part on available borrowings under the ABL Credit Facility for cash to operate its business, which subjects it to market and counterparty risk, some of which is beyond Upbound Group, Inc.’s control.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Our organizational documents and our current or future debt instruments contain or may contain provisions that may prevent or deter another group from paying a premium over the market price to Upbound Group, Inc.’s stockholders to acquire its stock.
•If our goodwill or intangible assets became impaired, we may be required to record a significant charge to earnings.
Risks Relating to the Merger
•We may be unable to realize the anticipated benefits of the Merger, including synergies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Relating to Economic Conditions
We are subject to the risk of pandemics and other threats to public health, which could have an adverse effect on our business, financial condition and results of operations and lead to lasting changes in consumer behavior.
We are subject to the risk of pandemics and other threats to public health, and the reactions of governmental authorities to those emergencies. The lease-to-own industry can benefit during recessionary economic cycles or credit-constrained environments because it provides credit constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain through other retailers offering traditional financing options. However, there are no assurances that the continuing or future pandemics will not lead to future government actions negatively impacting our business. In addition, pandemics could lead to lasting changes in consumer behavior detrimental to our business.
The success of our business is dependent on factors affecting consumer spending and payment behaviors that are not under our control.
Consumer spending and payment behaviors are affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, cost of fuel, food and housing, inflation, recession and fears of recession, war (including the current conflict in Ukraine) and fears of war, terrorist activities, pandemics, inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions and consumer perceptions of personal well-being and security. Unfavorable general economic changes, due to any one or more of these or other factors, including those experienced in 2022 following the COVID-19 pandemic, could reduce demand for our products and services resulting in lower revenue or negatively impact consumer payment behavior resulting in higher than expected losses and negatively impacting the business and its financial results. For example, since the latter part of 2021, we have experienced negative trends in customer behavior following the expiration of the government’s fiscal and monetary stimulus and relief programs, and significant rise in the US consumer price index, resulting in lower payment and higher loss activity; as well as certain other negative trends in our business that we believe to be associated with macro-economic conditions resulting from COVID-19, including a condensed labor market, wage inflation, and global supply chain issues resulting in reduced product availability and rising product costs. At this time, we are unable to predict the full extent to which consumer spending behavior, or other macro-economic trends associated with the pandemic, may adversely impact our business in future periods.
Risks Relating to Our Vendors, Suppliers and Products
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could materially and adversely affect our business.
Disruptions in our supply chain can and have resulted in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Disruptions within our supply chain network also result in decreased net sales, increased costs and reduced profits. For example, as a result of the impacts of COVID-19 on U.S. and global supply chains and manufacturing operations, we experienced some delays on our timing or ability to obtain desired merchandise for our business. The impacts of COVID-19 also affected supply chains of some of Acima’s host retailers, which led to certain products desired by customers not being available at all or in a timely manner and thereby adversely impacted Acima’s results.
Our arrangements with our suppliers and vendors may be materially and adversely affected by changes in our financial results or financial position or changes in consumer demand, which could materially and adversely affect our business.
Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our key suppliers and vendors could respond to any actual or apparent decrease in, or any concern with, our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. In addition, if demand for our products and services declines, the volume of merchandise we purchase from third-party suppliers may decrease, which could result in smaller discounts from our vendors or the elimination of such discounts by our vendors. Our arrangements with our suppliers and vendors may also be impacted by media reports regarding our financial position or other factors relating to our business. Our need for additional liquidity could materially increase and our supply of inventory could be materially disrupted if any of our key suppliers or vendors, or a significant portion of our other suppliers or vendors, takes one or more of the actions described above, which could result in increased costs of operation and decreased net sales, customer satisfaction and profits.
We rely on the receipt of information from third-party data vendors, and inaccuracies in or delay in receiving such information, or the termination of our relationships with such vendors, could have a material adverse effect on our business, operating results and financial condition.
We are heavily dependent on data provided by third-party providers. Our lease-to-own business employs a proprietary decisioning algorithm that determines whether or not an application for a lease submitted by a customer will be approved for a lease and the potential amount of the lease. This algorithm depends extensively upon continued access to, and timely receipt of, reliable data from external sources, such as third-party data vendors. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data-security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business would be negatively impacted, which would materially and adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data-source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
We must successfully manage our inventory to reflect customer demand and anticipate changing consumer preferences and leasing trends or our revenue and profitability will be materially and adversely affected.
The success of our Rent-A-Center Business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences, and they may change over time. We must order certain types of merchandise, such as consumer electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing consumer trends and price shifting and to maintain an optimal selection of merchandise available for lease at all times. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly, and we may not have sufficient quantities of merchandise to satisfy customer demand, or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Rent-A-Center Business depends on our ability to successfully re-lease our inventory of merchandise that is returned by customers of our Rent-A-Center Business or Acima, due to their lease agreements expiring, or otherwise.
Allegations of or actual product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we lease and sell in our Rent-A-Center Business and Acima business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities and expose us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us contain contaminants or impermissible materials, provide inadequate instructions regarding their use or misuse or include inadequate warnings, such as those concerning the materials or their flammability. We do not control the production process of the products we sell and lease and may be unable to identify a defect or deficiency in a product purchased from a manufacturer before offering it for sale or lease to our customers. Product safety or quality concerns may require us to voluntarily remove selected products from our physical locations or from our customers’ homes or cease offering those products online. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, each of which could have a material adverse effect on our financial condition. In addition, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition if we are unable to recover those losses from the vendor who supplied us with the relevant merchandise. In addition, new federal or state legislation, including new product safety and hazardous material laws and regulations, may negatively impact our operations, increase our cost of doing business and adversely affect our operating performance.
Risks Relating to Our Strategy and Operations
Our success depends on the effective implementation and continued execution of our strategies.
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. In recent years, we accelerated our virtual growth strategy through the acquisition of Merchants Preferred, launch of our Preferred Lease offering, and acquisition of Acima Holdings, with a focus towards executing on large market opportunities through national and regional retail partners. We intend to capitalize on key differentiators in our virtual offerings, as well as grow our business through expansion in our product verticals, e‑commerce platform and other digital enhancements, improving the customer and retail partner experience and providing consumers with greater opportunities to shop how, when and where they want with the flexibility of our lease-to-own solutions. Our Rent-A-Center Business employs its own growth strategies and seeks to adapt to changing consumer preferences and shopping behaviors while managing its cost structure.
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
We operate in the consumer retail industry through brick-and-mortar stores and digitally. As such, our success depends, among other things, on our ability to identify and successfully market products and services through various channels that appeal to our current and future target customer segments, to align our offerings with consumer preferences and to maintain favorable perceptions of our brands by our target consumers. If we are unable to successfully appeal to and engage with our target consumers, our business and financial performance may be materially and adversely affected.
We must maintain brands that are recognized and trusted by consumers.
Our brands could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, a data breach, perceptions of our corporate governance or how we address environmental or social responsibility initiatives, the conduct of our officers, directors, or employees, the actions of a significant partner or other businesses with which we do business, or other causes. The negative impacts of these or other events may be aggravated as consumers and other stakeholders increase or change their expectations regarding the conduct of public companies, sustainability efforts, and corporate responsibility. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees, and lead to greater regulatory scrutiny of our businesses.
Our proprietary algorithms and customer lease decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions which could cause these tools to no longer be indicative of our customers’ ability to perform under their lease agreements with us.
We believe our proprietary customer lease decisioning process to be a key to the success of our business for both Acima and our Rent-A-Center Business. As a result of the shift in operations driven by the COVID-19 pandemic, we accelerated the rollout of centralized lease decisioning processes in our company-operated Rent-A-Center Business stores. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, impacts to the U.S. economy related to the COVID-19 pandemic and changes in consumer behavior relating thereto as well as the current challenging macroeconomic conditions, could lead to increased incidence and costs related to lease merchandise write-offs. For example, we experienced higher losses in the fourth quarter of 2021 and during 2022 due to the impacts of changing consumer payment behaviors following the expiration of governmental stimulus programs. Due to the nature and novelty of the crisis and the governmental and other reactions to the crisis, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient. Even after the effect of the current macroeconomic conditions subside, unexpected changes in behavior caused by macroeconomic conditions such as the U.S. economy experiencing a recession and job losses related thereto, increases in interest rates, inflationary pressures, reduced availability or elimination of government stimulus, resumption of eviction proceedings, resumption of student loan payments, changes in consumer preferences, availability of alternative products or other factors, could lead to increased incidence and costs related to lease merchandise write-offs.
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
Our financial performance has historically been highly dependent on our Rent-A-Center Business segment. Although the Rent-A-Center Business revenues now comprise less than 50% of our consolidated net revenues following the acquisition of Acima Holdings, the Rent-A-Center Business segment remains important to our consolidated results. Any significant decrease in the financial performance of the Rent-A-Center Business segment may have a material adverse effect on our ability to implement our growth strategies. Rent-A-Center Business revenues for the year-ended December 31, 2022 were approximately 46% of our consolidated revenues.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Consumer spending remains uncertain and our continued profitability is largely dependent on our ability to effectively manage our cost structure, certain elements of which are largely fixed in nature. We have experienced, and may experience in the future, increases in the costs of purchasing certain merchandise from suppliers or retail partners as a result of various factors, including supply/demand trends, tariffs and other government regulations, increases in the prices of certain commodities, increases in shipping costs and general economic conditions. We have experienced and may experience in the future increases in labor costs as a result of wage inflation for employees in many regions or increased competition for employees as unemployment rates decline. We have limited or no control over many of these inflationary forces. In addition, due to the competitive environment in our industry and increasing price transparency, we may not be able to recover all or even a portion of such cost increases by increasing our merchandise prices, fees, or otherwise. Even if we are able to increase merchandise prices or fees, those cost increases to our customers could result in reduced demand for our products and services. As a result, the failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer-stolen merchandise, other store expenses or indirect spending could materially and adversely affect our profitability.
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
•operational, financial, regulatory or other risks associated with the development and implementation of new digital technologies that are intended to enhance the customer and retail partner experience and to differentiate Acima from competing consumer offerings, including Acima direct to consumer offerings; and
•the ability of Acima to adequately protect its proprietary technologies or to address any claims of infringement by third parties.
These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations. In addition, these risks have become more significant as a result of the Merger due to the size of the Acima segment as a percentage of our overall company.
Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
Although our retail partner business began as a staffed model, our strategy to grow the retail partner business depends on significantly expanding our unstaffed or virtual lease-to-own solution. The acquisitions of Merchants Preferred and Acima Holdings in recent years, including scalable technology offering, robust decision engine, enhanced infrastructure and experienced management team members accelerated the development of our virtual lease-to-own offering. In 2021 and 2022, we have further executed on our virtual growth strategy through, among other things, continued investments in Acima’s proprietary offerings, technologies and organizational enhancements. We may not realize the intended benefits from these investments and initiatives. If we are unable to maintain and continuously improve our technologies and decisioning methodologies, our business and financial results may be materially and adversely affected.
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
If we fail to protect the integrity and security of customer, employee and host retailer information, or if our host retailers fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation, and our business could be materially and adversely affected.
In the ordinary course of business, we collect, store and process certain personal information provided to us by our customers, including social security numbers, dates of birth, banking information, credit and debit card information and data we receive from consumer reporting companies, including credit report information, as well as certain confidential information about our retail partners and employees, among others. Much of this data constitutes confidential personally identifiable information (“PII”) which, if unlawfully accessed, either through a “hacking” attack or otherwise, could subject us to significant liability as further discussed below.
To our knowledge, we have not suffered a significant security breach during 2022 through February 24, 2023, the date of our annual report filed on Form 10-K. However, despite instituted safeguards for the protection of such information, our systems are subject to significant risk of compromise from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, misappropriate, destroy or manipulate various types of information that we rely on, including confidential PII or other confidential information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or if a third party we are engaged with suffers a breach, we could potentially also suffer from the loss of such information. Loss or misuse of customer, employee or retail partner information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, retail partners, regulators and other persons, any of which could have a material adverse effect on our business, financial condition and results of operations. Successful data breaches or other cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could similarly negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and industry standards, fines, penalties, or liability, and costs incurred to prevent or remediate information security breaches, could materially and adversely affect our business. In addition, we rely on the secure operation of our website and other third-party systems generally to assist us in the collection and transmission of the sensitive data we collect. Similar risks associated with Acima host retailers’ failure to protect the integrity and security of customer information, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.
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
Certain categories of products we lease and sell from time to time, including furniture, appliances and electronics such as televisions, computers and smartphones, are the subject of intense competition from a number of types of competitors, including national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and online providers of used goods and merchandise, traditional, “big-box” and e-commerce retailers, Fintech firms and others. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets, and offer a larger selection of products at more competitive prices than our Rent-A-Center Business and Acima segment. Competitors with greater financial resources may be able to grow faster than us, including through acquisitions. Our competitors may also employ aggressive marketing strategies involving frequent sales and discounts, including the use of certain products as “loss leaders” to increase customer traffic. Engaging in these pricing strategies could cause a material reduction in our sales revenue and gross margins. Alternatively, we may be unable to or elect not to engage in these pricing strategies, which could decrease our sales volumes. The expansion of digital retail has increased the number and variety of retailers with which we compete, and certain online retailers may have greater brand recognition, social media following and engagement and sophisticated websites than does Upbound Group, Inc. The increasing competition from all of these sources may also reduce the market share held by our Rent-A-Center Business and Acima segments.
The lease-to-own industry faces competition from the retailers and lease-to-own companies mentioned above, including many retailers who offer layaway programs, various types of consumer finance companies, including Buy Now Pay Later, installment, payday and title loan companies, that may enable our customers to shop at traditional or online retailers, as well as rental stores that do not offer their customers a purchase option. Some of these competitors may be willing to offer products and services on an unprofitable basis in an effort to gain market share or be willing to lease certain types of products that we are not willing to or are unable to lease. Additionally, these competitors may be willing to enter into customer leases where services, rather than goods, comprise the significant portion of the lease value, or be willing to engage in other practices related to pricing, compliance, and other areas in which we are not willing to or cannot engage.
Our Acima business relies heavily on relationships with retail partners. An increase in competition, which we continue to face, could cause our retail partners to no longer offer the Acima product in favor of those of our competitors, or to offer the Acima product and the products of our competitors simultaneously at the same store locations, which could slow growth in the Acima business and limit or reduce profitability. Furthermore, Acima’s virtual lease to own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on retail partner relationships that may prove to be more successful.
We may be unable to retain key employees.
The success of Upbound Group, Inc. depends in part upon its ability to retain its executive leadership, management team and other key employees. Key personnel may depart because of a variety of reasons. The loss of these individuals without adequate replacement could materially and adversely affect our ability to sustain and grow our business. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially and adversely affect our operations.
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

Acts of nature and pandemic, whether due to climate change or otherwise, can disrupt our operations and those of our retail partners.
Our store operations, as well as those of our retail partners at Acima, are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations, including in Mexico, Puerto Rico, Florida, Louisiana and Texas, and may, depending upon the location and severity of such events, materially and unfavorably impact our business continuity. We cannot guarantee that the amount of any hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we may maintain from time to time would cover any or all damages caused by any such event.
The COVID-19 pandemic and the measures taken in response to it prevented us from continuing our operations in the ordinary course, which had an immediate adverse effect on our business as we experienced operational restrictions, delays on our timing or ability to obtain desired merchandise and increased costs. To the extent that similar measures are implemented in the future in response to the COVID-19 pandemic or other public heath or safety crises, our business and results of operations may be adversely affected.
The risks associated with climate change and other environmental impacts and increased focus by stakeholders on environmental issues, including those associated with climate change, could adversely affect our business, financial condition and operating results.
Climatologists predict the long-term effects of climate change and global warming will result in the increased frequency, intensity, unpredictability and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ costs and the production of products leased at our stores. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores and impact the availability and costs of products, commodities and energy, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.
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
Our businesses are typically subject to seasonality, which causes our revenues and operating cash flows to fluctuate and may adversely affect our ability to borrow on our credit facilities, service our debt obligations and fund our operations.
Our business typically experiences moderate seasonality with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter, due to customers’ receipt of federal tax refunds, followed by reduced demand in the second and third quarters of each fiscal year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results, our ability to borrow on our credit facilities, and our ability to service our debt obligations or fund our operations could be adversely affected.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.
Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. We may elect to accept higher deductibles or reduce the amount of coverage to reduce exposure. Because we self-insure a significant portion of expected losses under our workers’ compensation, general liability, vehicle and group health insurance programs, unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs. This could have a material adverse effect on our financial condition and results of operations.
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
In addition to laws and regulations regarding our lease‑to‑own transactions, we are subject to consumer protection and data privacy laws and other laws and regulations. As we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of additional statutory and regulatory requirements not presently applicable to our operations. We have defended against, continue to defend against, and may in the future defend against, legal and regulatory proceedings from time to time, including class action lawsuits and regulatory enforcement proceedings alleging various regulatory violations. We have incurred and may in the future incur significant damages, fines, penalties, obligations to post bonds pending appeal or legal fees or expenses in connection with such legal and regulatory proceedings or may pay significant amounts to settle legal or regulatory proceedings, which could materially and adversely affect our liquidity and capital resources. The failure to pay any material judgment would constitute a default under the ABL Credit Facility, the Term Loan Facility and the Notes (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”). In addition, we may become subject to significant restrictions on or changes to our business practices, operations or methods, including pricing or similar terms, as a result of existing or future governmental or other proceedings or settlements, any of which could significantly harm our reputation, both with consumers as well as with retail partners and materially and adversely affect our business, prospects and financial condition.
In an attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. However, in addition to opt-out provisions contained in such agreements, judicial, regulatory or legislative actions may restrict or eliminate the enforceability of such agreements and waivers. In the past, various courts and administrative authorities have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes, any of which could have a material adverse effect on our business. See Note M in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
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
On the terms and subject to the conditions set forth in the Merger Agreement, the former owners of Acima agreed to indemnify Upbound Group, Inc. for certain losses arising after the consummation of the Merger with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima are limited to an indemnity holdback in the aggregate amount of $50 million, which was escrowed at the closing of the Merger, and is Upbound Group, Inc.’s sole recourse against the former owners of Acima with respect to all of the indemnifiable claims under the Merger Agreement. In respect of certain pre-closing taxes, a portion of the escrowed funds were released to Acima's former owners on the first business day following the date that was 18 months after the closing date of the transaction, in accordance with the Merger Agreement. In respect of the CID, other than with respect to any then-pending or unresolved claims for indemnification submitted by Upbound Group, Inc., remaining escrowed funds of $45 million will be released on the earlier of the third anniversary of the closing date of the Merger and the date on which a final determination is entered providing for a resolution of the matters regarding the CID.
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
Federal and state regulatory authorities are increasingly focused on the lease‑to‑own industry, and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could expose us to significant additional costs or compliance-related burdens and could require us to alter our business practices in a manner that may be materially adverse to us.
Although there is currently no comprehensive federal legislation regulating rental purchase transactions, federal regulatory authorities such as the United States Federal Trade Commission and the CFPB are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates and adverse federal legislation may be enacted in the future. Any federal agency, or any state regulatory authority, may propose and adopt new regulations or interpret existing regulations in a manner that could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance or to alter our business practices in a manner that reduces the economic potential of our operations. Any such new laws, regulations or interpretations could include, by way of example only, those that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business. In addition, federal and state regulators are increasingly holding businesses operating in the lease-to-own industry to higher standards of monitoring, disclosure and reporting, notwithstanding the adoption of any new laws or regulations applicable to our industry. Furthermore, regulators and courts may apply laws or regulations to our businesses in incorrect, inconsistent or unpredictable ways that may make our compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially, and adversely affect the manner in which we operate. In addition, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Upbound Group, Inc. to “headline risks” whereby media attention to these matters could negatively impact our business in a particular region or in general or investor sentiment and may materially and adversely affect our share price. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability. See Note M in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
Our lease‑to‑own transactions are regulated by and subject to the requirements of federal and state laws and regulations that vary by jurisdiction, which require significant compliance costs and expose us to regulatory action or other litigation.
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
Similar to other consumer transactions, our lease-to-own purchase transactions are also governed by various federal and state consumer protection statutes, in addition to the lease-to-own purchase statutes under which we operate, that provide various consumer remedies, including monetary penalties, for violations. We have been and continue to be subject to disputes alleging that we have violated some of these statutory provisions, including matters initiated by regulatory authorities. See “—The outcome of the Consumer Financial Protection Bureau’s investigation into certain of Acima’s business practices is uncertain and may materially and adversely affect our business” above and Note M in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
Laws and regulations regarding information security and data collection, use and privacy are increasingly rigorous and subject to change, which may cause us to incur significant compliance costs.
The regulatory environment related to information security and data collection, use and privacy is increasingly rigorous, with new and constantly-changing requirements applicable to certain aspects of our business, including our collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, any payment information we may decide to furnish to consumer reporting agencies, our credit reporting practices, and the manner in which we process and store certain customer, employee and other information. All states have adopted laws requiring the timely notification to individuals and, at times, regulators, the media or credit reporting agencies, if a company experiences the unauthorized access or acquisition of PII. Many states have enacted additional data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of PII and other information. For instance, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, contains, among other things, new disclosure obligations for businesses that collect PII from California residents and affords those individuals numerous rights relating to their PII. The CCPA has changed the manner in which we collect, store and use consumer data and has resulted in increased regulatory oversight, litigation risks and costs of compliance. Furthermore, a California ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (the “CPRA”) was passed in November 2020 and many of the CPRA's provisions became effective on January 1, 2023 (with respect to information collected from and after January 2022). The CPRA significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Moreover, other states have adopted and may continue to adopt privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. These costs, including others relating to increased regulatory oversight and compliance, could materially and adversely affect our business. In addition, given that privacy and customer data protection laws may be interpreted and applied inconsistently and are in a state of flux that varies by jurisdiction, our data protection policies and practices may not be consistent with the most recent interpretations and applications of such laws at all times. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any legal or regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and materially and adversely affect our operating results.
Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners, including retail partners.
While our policies and compliance programs are intended to promote legal and ethical business practices, there is a risk that our employees, agents or business partners, including retail partners and franchisees, could engage in misconduct that materially and adversely affects our reputation, ability to do business or our operating results or financial condition. For instance, our operations in the U.S. and abroad are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees and could damage our reputation. Other misconduct, including discrimination or harassment in the workplace, illegal or suspicious activity and breaches in the protection of consumer information, could similarly subject us to regulatory sanctions and negatively impact our reputation, business, operating results or financial condition. In addition, misconduct by our employees or agents could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Furthermore, alleged or perceived misconduct by our employees, agents or business partners, including retail partners, even if not substantiated, may attract negative publicity that could damage our reputation and impair our ability to maintain and develop relationships with our vendors, customers and other third parties with whom we do business and to attract and retain employees.
Our products and services may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or our retail partners, demand for our goods and the transactions we offer could decrease and our business could be materially and adversely affected.
Certain consumer advocacy groups, media reports, federal and state regulators and legislators, and certain candidates for political offices have asserted that laws and regulations regarding lease-to-own transactions should be broader and more restrictive. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories seeking to borrow money to finance purchases. This “cost-of-rental” amount, which is generally defined as total lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the fundamental difference between a credit transaction and a lease transaction, the fact that consumers can return their leased merchandise at any time without penalty or further payment obligations or the numerous other benefits to consumers of lease-to-own programs compared to traditional financing, or the lack of viable alternatives available to many of these consumers to obtain critical household items. If the negative characterization of lease-to-own transactions becomes increasingly accepted by consumers or our retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of lease‑to‑own transactions is accepted by regulators and legislators, our business may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by our competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in Upbound Group, Inc. being perceived as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors. Such perception, whether or not accurate, could have a material adverse effect on our business, results of operations and financial condition.
Disputes with or involving our franchisees may lead to litigation with our franchisees, which may materially and adversely affect our relationships with franchisees or our reputation, or cause us to incur significant expenses that materially and adversely affect our results of operations.
As a franchisor, we are subject to regulation by various federal and state laws and regulations that govern the relationship between us and our franchisees and the offer and sale of franchises. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties, as well as the loss of franchise fees and ongoing royalty revenues. Although we believe we generally enjoy a positive working relationship with our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees in the ordinary course of business for a variety of reasons, including disputes related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also have disputes with franchisees in connection with transactions whereby we have re-franchised previously company-owned locations and sold them to the franchisee, including disputes regarding our indemnification obligations pursuant to those transaction agreements. Further, we may engage in litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience, or to enforce any applicable contractual indemnification rights if we are brought into a matter involving a third party due to an alleged act or omission by the franchisee. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure documents, including claims based on financial information contained in those documents. Engaging in such litigation may be costly, time-consuming and may distract management and materially and adversely affect our relationships with or ability to attract new franchisees. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Moreover, federal and state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate our franchise arrangements or otherwise resolve conflicts with our franchisees or enforce contractual duties or rights we believe we have with respect to our franchisees, which could materially and adversely affect our operations.

We may face liability or reputational harm for the actions, omissions and liabilities of our franchisees, which could materially and adversely affect our results of operation.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. However, under the franchise business model, we may face claims, liabilities and reputational harm based on vicarious liability, joint‑employer liability, or other theories or liabilities. Expansion of these bases for liability not only could result in expensive litigation with our franchisees or government agencies, but also could make it more difficult to appropriately support our franchisees while managing our risk of liability and reputational harm, all of which could impact our results of operations. For instance, in 2015, the National Labor Relations Board adopted a broad standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. The National Labor Relations Board then issued a rule in 2020 requiring “substantial direct and immediate control” over one or more “essential terms or conditions of employment” in order to establish joint liability. On September 6, 2022, the National Labor Relations Board issued a notice of proposed rulemaking on the joint-employer standard, and the comment period for the proposed rule ended on December 7, 2022. The proposed rule would overturn the 2020 rule and reestablish the rule adopted in 2015, under which two or more employers would be considered joint employers if they “share or codetermine those matters governing employees’ essential terms and conditions of employment.” In making this determination, the National Labor Relations Board proposes to consider both direct evidence of control and evidence of reserved and indirect control over the essential terms and conditions. If the proposal is adopted, it could cause us or our franchisees to be liable or held responsible for unfair labor practices, violations of wage and hour laws, or other violations or require our franchises to conduct collective bargaining negotiations regarding employees of our franchisees. If such changes occur, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability, which could materially and adversely affect our results of operations.
We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage, a diversion of resources and a material adverse effect on our business and results of operations.
The success of our business depends in part on identification of the names "Upbound", "Rent-A-Center" and "Acima", and the success of our lease-to-own model depends in large part on our proprietary decisioning algorithm, our e‑commerce platform and other proprietary technologies that we currently have or may develop in the future. To protect our intellectual property rights, we rely, or may from time to time rely, on a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors and other third parties with whom we have relationships. However, our efforts to protect our intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of our intellectual property or proprietary information, which could result in a loss of our competitive advantage. In addition, any of our intellectual property rights may be challenged, which could result in their being narrowed in scope or declared invalid or unenforceable. Any litigation or claims relating to our intellectual property and proprietary information brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
Moreover, competitors or other third parties may allege that we, or agents, consultants or other third parties retained or indemnified by us, have infringed on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts of money to defend the claim (even if we ultimately prevail). We may also be required to pay significant money damages. In the event of a settlement or adverse judgment, our results of operation may materially decline if we are prohibited from using the relevant systems, processes, technologies or other intellectual property, especially if we are forced to cease offering certain products or services, or are required to pay to the alleged owner of the relevant intellectual property licensing fees, royalties or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of our management and employees.
The taxes applicable to our operations can be difficult to determine and are subject to change, and our failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Acima and e-commerce businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various business activities. Failure to comply with such statutes, or a successful assertion by applicable tax authorities requiring us to collect taxes in a location or for transactions where we presently do not, could result in substantial tax liabilities, including for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially. For instance, following a United States Supreme Court decision in June 2018, states may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state. Our Acima business may become subject to additional taxes if state or municipal legislatures adopt tax reform that subjects our lease-to-own transactions originated at the locations of Acima’s retail partners to taxation in that jurisdiction, despite Upbound Group, Inc. having no physical presence in that jurisdiction. As governments increasingly search for ways to increase revenues, states may adopt tax reform or take other legislative action designed to raise tax revenues, including by expanding the scope of transactions subject to taxation or by increasing applicable tax rates, or interpreting existing sales, income and other tax regulations in a manner adverse to our business. Such changes could subject our business to new or increased tax obligations, which could have a material adverse effect on our results of operations.
Risks Relating to Our Indebtedness and Other Financial Matters
We have significant indebtedness, and the level of our indebtedness could materially and adversely affect us.
As of December 31, 2022, our total indebtedness was approximately $1.4 billion. We also had undrawn commitments available for borrowings of an additional $395.6 million under the ABL Credit Facility (after giving effect to approximately $64.4 million of outstanding letters of credit).
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
Our level of indebtedness, together with any additional indebtedness we may incur in the future, could materially and adversely affect us in a number of ways. For example, the anticipated level of indebtedness or any additional financing could:
•make it more difficult for us to pay or refinance our debts as they become due during adverse economic, financial market and industry conditions, resulting in possible defaults on such indebtedness;
•require us to use a larger portion of our cash flow for debt service, reducing funds available for other purposes;
•impair our ability to take advantage of business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•increase our vulnerability to adverse economic, industry or competitive developments, including interest rate fluctuations, and decrease our ability to respond to such changes as compared to our competitors with less leverage;
•materially and adversely affect our ability to refinance our existing indebtedness or obtain additional financing in the future to fund working capital, capital expenditures and other general corporate purposes, particularly as substantially all of our assets will be subject to liens securing certain of our existing indebtedness;
•decrease our profitability and/or cash flow or require us to dispose of significant assets in order to satisfy our debt service and other obligations if cash from operations or other sources is insufficient to satisfy such obligations;
•place us at a competitive disadvantage compared to our competitors with proportionally less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns;
•increase the risk of a downgrade in the credit rating of us or any indebtedness of us or our subsidiaries which could increase the cost of further borrowings; and
•limit our financial resources available to continue paying dividends on our common stock or to repurchase our common stock, as determined in the discretion of our Board of Directors and subject to the restrictive covenants in our debt agreements and applicable law.
Although the terms of the indenture that governs the Notes and the terms of the ABL Credit Facility and the Term Loan Facility contain restrictions on the incurrence of additional debt, including secured debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial. If we incur significant additional debt, the related risks could intensify.
The amount of borrowings permitted under the ABL Credit Facility is limited to the value of certain of our assets, and Upbound Group, Inc. relies in part on available borrowings under the ABL Credit Facility for cash to operate its business, which subjects it to market and counterparty risk, some of which is beyond Upbound Group, Inc.’s control.
In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the ABL Credit Facility. Our borrowing capacity under the ABL Credit Facility varies according to our eligible rental contracts, eligible installment sales accounts and inventory, net of certain reserves. In the event of any material decrease in the amount or appraised value of these assets, our borrowing capacity would similarly decrease, which could materially and adversely affect our business and liquidity. The documentation governing the ABL Credit Facility contains customary affirmative and negative covenants, and certain restrictions on operations become applicable if our available credit falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Subject to certain exceptions, our obligations under the ABL Credit Facility are secured by liens on substantially all of our assets. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under the ABL Credit Facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. Our access to such financing may be unavailable or reduced, or such financing may become significantly more expensive for any reason, including, but not limited to, adverse economic conditions. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. If our access to borrowings under the ABL Credit Facility is unavailable or reduced, we may not have the necessary cash resources for our operations, and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
We may not be able to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2022, the annual cash interest payments on our indebtedness are approximately $71 million, which could fluctuate depending on changes in interest rates. We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on our indebtedness through our cash flows from operations. However, our ability to generate sufficient cash flow from operations and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control, and there can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:
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
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. In addition, if we cannot make scheduled payments on our debt, we will be in default and lenders under the ABL Credit Facility could terminate their commitments to loan money, holders of the Notes and lenders under the ABL Credit Facility and the Term Loan Facility could declare all outstanding principal and interest to be due and payable, and lenders under the ABL Credit Facility and the Term Loan Facility could foreclose against the assets securing such indebtedness and Upbound Group, Inc. could be forced into bankruptcy or liquidation.
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
Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates will increase our interest expense and our debt service obligations on the variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2022, approximately $950 million of our indebtedness was variable rate indebtedness, and, assuming all loans were fully drawn, each quarter‑point (0.25%) change in interest rates would result in an additional $2.4 million annualized pretax charge or credit to our Consolidated Statement of Operations. As of the date of this Annual Report on Form 10-K, we have not entered into any interest rate swap agreements. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.
A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.
Under the agreements governing our ABL Credit Facility and our Term Loan Facility, an event of default will result if a third party becomes the beneficial owner of 40% or more of our voting stock, in which case our obligations under such facilities may become immediately due and payable. In addition, under the indenture governing the Notes, we are obligated to offer to purchase the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of the purchase, upon the occurrence of certain changes in control, including, subject to certain exceptions, the consummation of any transaction that results in any person becoming the beneficial owner of at least 50% of our voting stock or a sale of substantially all of our assets. Upbound Group, Inc. may enter into additional financing arrangements in the future that require the repayment of outstanding amounts in similar circumstances. If a specified change in control occurs and the lenders or debt holders under our debt instruments accelerate our obligations, we may not have sufficient liquid assets to repay amounts outstanding under such agreements or be able to arrange for additional financing to fund such obligations, which could result in an event of default under the relevant instrument and could cause any other debt that we may have at that time to become automatically due, further exacerbating the adverse impacts on our financial condition.
Our organizational documents and our current or future debt instruments contain or may contain provisions that may prevent or deter another group from paying a premium over the market price to Upbound Group, Inc.’s stockholders to acquire its stock.
Upbound Group, Inc.’s organizational documents contain provisions that authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Upbound Group, Inc. is subject to Section 203 of the Delaware General Corporation Law, which prohibits persons that acquire, or are affiliated with any person that acquires, more than 15% of our outstanding common stock from engaging in any business combination with Upbound Group, Inc. for a three-year period following the date of such acquisition, subject to limited exceptions. Furthermore, the terms of our indebtedness include various change in control provisions which, in the event of a change in control, would cause a default under such indebtedness. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change in control involving us, whether favored or opposed by our management or our stockholders. For instance, the consummation of any such transaction in certain circumstances may require the redemption or repurchase of the Notes, and there can be no assurance that we or the potential acquiror will have sufficient financial resources to affect such a redemption or repurchase.
If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.
We assess our goodwill and intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. If goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We would be required to record a charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which may be significant and would negatively affect our results of operations reported under U.S. GAAP.
Risks Relating to the Merger
We may be unable to realize the anticipated benefits of the Merger, including synergies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Upbound Group, Inc. and Acima operated as independent companies prior to the consummation of the Merger in February 2021. We have devoted, and expect to continue to devote, significant management attention and resources to integrating the business practices and operations of Acima with the other business of Upbound Group, Inc. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the businesses of Upbound Group, Inc. and Acima in a manner that permits Upbound Group, Inc. to achieve the cost savings or revenue enhancements anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•the complexities associated with managing Upbound Group, Inc. out of several different locations and integrating personnel from Acima, resulting in a significantly larger combined company, while at the same time attempting to provide consistent, high quality products and services;
•the complexities of consolidating retail partner locations;
•the additional complexities of integrating a company with different products, services, markets, suppliers, vendors and customers;
•coordinating corporate and administrative infrastructures;
•coordinating accounting, information technology, communications, administration and other systems;
•complexities associated with implementing necessary controls for Acima’s business activities to address Upbound Group, Inc.’s requirements as a public company;
•identifying and eliminating redundant and underperforming functions and assets;
•difficulty addressing possible differences in corporate culture and management philosophies;
•the failure to retain key employees of either Acima or Upbound Group, Inc.;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger, including litigation relating to the Merger or the ultimate outcome of the previously disclosed CFPB investigation or multi-state attorney general matter;
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to efforts to integrate Acima’s operations; and
•a deterioration of credit ratings.
For all these reasons, the integration process could result in the distraction of Upbound Group, Inc.’s management, the disruption of Upbound Group, Inc.’s ongoing business or inconsistencies in its products, services, standards, controls, procedures and policies, any of which could materially and adversely affect our ability to maintain relationships with our customers, retail partners, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise materially and adversely affect our business and financial results.
An inability to realize the full extent of the anticipated benefits and cost synergies of the Merger, as well as any delays encountered in the integration process, could have a material adverse effect on the revenues, level of expenses and operating results of the combined company, which may materially and adversely affect the value of Upbound Group, Inc.’s securities.
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
•quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales, invoice volume or when and how many locations we acquire, franchise, open, sell or close;
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
•general conditions in the consumer financial service industry, the domestic or global economy or the domestic or global credit or capital markets;
• negative commentary regarding us and corresponding short-selling market behavior;
• adverse developments in our relationships with our customers or vendors;
• legal proceedings brought against us or our officers and directors;
•changes in our senior management team; and
•the impact of any of the other risk factors discussed or incorporated by reference herein.
In addition, the stock market as a whole historically has experienced price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to such companies’ operating performance.
There can be no assurance as to the dividends that we may pay on our common stock or as to future stock repurchases.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have paid quarterly cash dividends on our common stock since 2019, we are not required to declare or pay any dividends and there may be circumstances under which we may be unable to declare and pay dividends or repurchase our shares under applicable Delaware law or due to the impact of restrictive covenants in our debt agreements. In addition, we may elect to eliminate or reduce our common stock dividend or not to implement additional stock repurchases in the future for any reason. Any elimination of or reduction in the amount of our common stock dividend or the failure to implement future stock repurchases could materially and adversely affect the market price of our common stock.
A lowering or withdrawal of the ratings assigned to Upbound Group, Inc.’s debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
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
Item 3. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please see Note M of our Notes to Consolidated Financial Statements for additional discussion of certain of our legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. Our symbol will be updated to “UPBD” on February 27, 2023.
As of February 20, 2023, there were approximately 40 record holders of our common stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
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
Repurchases of Equity Securities
In December 2021, our Board of Directors authorized a new stock repurchase program for up to $500.0 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. During 2022, 3,536,799 shares of our common stock were repurchased for an aggregate purchase price of approximately $75.1 million under the December 2021 Program, which has approximately $285.0 million remaining under the current authorization available for repurchases. During 2021, 2,829,700 shares of our common stock were repurchased for an aggregate purchase price of approximately $140.0 million under the December 2021 Program. Under previous repurchase programs, 5,069,108 shares of our common stock were repurchased for an aggregate purchase price of $250.0 million during 2021.
The following table presents information with respect to purchases of our common stock made during the twelve months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)
August 1, 2022 - August 31, 2022	37,789	$27.43	37,789	$359.0
September 1, 2022 - September 30, 2022	1,180,524	$24.35	1,180,524	$330.2
October 1, 2022 - October 31, 2022	2,318,486	$19.50	2,318,486	$285.0
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

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2017, and dividends, if any, were reinvested for all years ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Upbound Group, Inc., the NASDAQ Composite Index, and S&P Composite 1500 Specialty Retail Index

$500
$400
$300
$200
$100
$0
12/17
12/18
12/19
12/20
12/21
12/22
Upbound Group, Inc.
NASDAQ Composite
S&P Composite 1500 Specialty Retail Index

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Objective
We report financial operating performance under four operating segments, including our Rent-A-Center Business segment, which represents our company-owned stores and e-commerce platform through rentacenter.com; our Acima business segment, which includes our virtual and staffed business models; and our Mexico and Franchising segments.
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
For similar historical operating and financial data and discussion of our twelve months ended December 31, 2021 results compared to our twelve months ended December 31, 2020 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10 K, for the year ended December 31, 2021, incorporated herein by reference, which was filed with the SEC on February 28, 2022.
Recent Developments
Corporate Name Change. On February 22, 2023, we announced the change of our corporate name to Upbound Group, Inc., which will trade under the ticker “UPBD” beginning February 27, 2023.
Key Management Changes.
•Fahmi Karam joined as Chief Financial Officer, effective October 31, 2022. Mr. Karam has over 20 years of experience in finance and accounting, most recently as the Chief Financial Officer of Santander Consumer USA since September 2019. Mr. Karam previously served as Santander's Head of Pricing and Analytics, and EVP, Strategy and Corporate Development. Prior to his roles at Santander, Mr. Karam spent 12 years at JP Morgan Investment Bank, and he began his career at Deloitte.
•Tyler Montrone has been appointed Executive Vice President of Acima, effective February 20, 2023, and will lead the Acima business segment, reporting to CEO, Mitch Fadel. Mr. Montrone is a long-time Acima executive who most recently served as Acima's Chief Development Officer where he was responsible for Acima's product, engineering and underwriting functions. Aaron Allred, founder and former Executive Vice President of Acima, will continue to work for the Company in an advisory role.
•Sudeep Gautam joined the Company as Chief Technology and Digital Officer, effective January 16, 2023. Mr. Gautam has over 20 years of experience in large-scale digital transformations, including the position of Chief Digital Officer at Pratt & Whitney and several senior executive positions at Hewlett-Packard.
•Mike Bagull joined the Company as Senior Vice President, Business Development and Partnerships, in August 2022. Mr. Bagull has over 20 years of experience in business development and sales management roles, including over 8 years at Synchrony, most recently as Senior Vice President, Business Development and Partnerships.
Dividends. On December 7, 2022, we announced that our board of directors approved quarterly cash dividend of $0.34 per share for the first quarter of 2023. The dividend was paid on January 10, 2023 to our common stockholders of record as of the close of business on December 20, 2022.
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
In the third quarter of 2021 we began to experience negative customer behavioral trends, including increases in delinquent payments and merchandise loss activity, resulting in declining revenues and increased operating expenses, respectively. These negative trends continued to accelerate in the fourth quarter of 2021, following the expiration of government stimulus and relief programs combined with a significant rise in the US consumer price index, resulting in significant pressure on the discretionary income levels of our consumers. This led us to tighten our underwriting policies in an effort to improve risk management related to the execution of new leases. The continuation of the above trends combined with the tightening of our underwriting policies, which has reduced the number of active leases and corresponding lease revenue, has continued to negatively impact our financial results, including our results of operations and operating cash flows, through 2022.
In addition to the negative trends in customer behavior described above, we have also been impacted by other negative macroeconomic trends, including a condensed labor market, which has contributed to wage inflation, and global supply chain disruptions resulting in reduced product availability and rising product costs. Recent wage inflation trends have increased our labor costs, while supply chain disruptions have partially contributed to declines in our revenue, due to lower product availability, and increased merchandise losses driven by higher product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, providing credit-constrained customers with a viable option to obtain merchandise they may not otherwise be able to obtain, the full extent to which our risk management strategy, consumer spending behavior, or other macro-economic trends, may impact our business in future periods is uncertain. The continuation of these trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
See “Risk Factors” in Part I, Item 1A for additional discussion of operational impacts to our business and additional risks associated with COVID-19 and other macroeconomic conditions.
Rent-A-Center Business E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total revenue in our Rent-A-Center Business segment. For the twelve months ended December 31, 2022 e-commerce revenues represented approximately 25% of total lease-to-own store revenues compared to 24% for 2021. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center Business segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto for the twelve months ended December 31, 2022 included in Part II, Item 8 of this Annual Report on Form 10-K.
Key Metrics
Gross Merchandise Volume (GMV): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Company that is leased to customers through a transaction that occurs within a defined period, net of cancellations.
Rent-A-Center Business Lease Portfolio Balance: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center Business stores and ecommerce platform at the end of any given period.
Same Store Sales: Same store sales generally represents revenue earned in stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the operating segment during the period. The Company excludes any store that receives a certain level of customer accounts from closed stores or acquisitions from the same store revenue base. The receiving store will be eligible for inclusion in the same store revenue base in the 30th full month following account transfer.
Skip / Stolen Losses: Represents the charge-off of the depreciated value of unrecoverable on-rent merchandise with lease-to-own customers who are past due.
Overview
The following briefly summarizes certain of our financial information for the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021.

During the twelve months ended December 31, 2022, consolidated revenues decreased approximately $338.1 million, while operating profit decreased approximately $132.0 million, primarily due to a decrease in gross profit of $155.5 million driven by lower revenues and increases in other store expenses of $51.7 million described further below.
Revenues in our Rent-A-Center Business segment decreased approximately $88.0 million for the twelve months ended December 31, 2022, due to a 4.5% decrease in same store sales primarily due to decreases in merchandise sales and rentals and fees revenues of $48.0 million and $38.3 million, respectively, reflecting lower demand for consumer durable goods, mainly due to the effects from the wind-down of stimulus programs in 2021, and decreases in lease payments collected primarily due to inflationary pressures on the discretionary income of our consumers driven by recent increases in the consumer price index. Operating profit decreased approximately $114.4 million for the twelve months ended December 31, 2022, primarily due to lower revenues described above, in addition to higher total merchandise losses of $41.1 million, and increased labor costs of $6.2 million, driven primarily by wage inflation.
The Acima segment revenues decreased approximately $217.8 million for the twelve months ended December 31, 2022, due to a $106.1 million decrease in merchandise sales and $111.8 million decrease in rentals and fees revenues, primarily attributable to inflationary pressures on consumer's discretionary income and the wind-down of the stimulus programs in 2021, in addition to effects of changes in our underwriting policies described above. Operating profit decreased approximately $25.2 million for the twelve months ended December 31, 2022, primarily due to lower revenues described above, partially offset by decreases in cost of merchandise sold and operating expenses of $128.6 million and $71.4 million, respectively.
The Mexico segment revenues increased by 5.7% for the twelve months ended December 31, 2022, contributing to an increase in gross profit of 6.3%, or $2.7 million. Operating profit, however, decreased $1.6 million for the twelve months ended December 31, 2022, primarily due to higher other store expenses and labor costs of $2.8 million and $1.4 million, respectively, partially offset by increased revenues described above .
Revenues for the Franchising segment decreased $35.8 million for the twelve months ended December 31, 2022, primarily due to a decrease in inventory purchases by franchisees. Operating profit decreased $1.2 million for the twelve months ended December 31, 2022 primarily due to the lower revenues described above.
Cash flow from operations was $468.5 million for the twelve months ended December 31, 2022. As of December 31, 2022, we held $144.1 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.

The following table is a reference for the discussion that follows.

	Year Ended December 31,		2022-2021 Change
(Dollar amounts in thousands)	2022	2021	$	%
Revenues
Store
Rentals and fees	$3,375,453	$3,522,453	$(147,000)	(4.2)%
Merchandise sales	675,288	829,222	(153,934)	(18.6)%
Installment sales	72,328	73,585	(1,257)	(1.7)%
Other	4,975	4,148	827	19.9%
Total store revenues	4,128,044	4,429,408	(301,364)	(6.8)%
Franchise
Merchandise sales	91,350	126,856	(35,506)	(28.0)%
Royalty income and fees	25,998	27,187	(1,189)	(4.4)%
Total revenues	4,245,392	4,583,451	(338,059)	(7.4)%
Cost of revenues
Store
Cost of rentals and fees	1,268,809	1,260,434	8,375	0.7%
Cost of merchandise sold	779,789	935,765	(155,976)	(16.7)%
Cost of installment sales	25,547	25,637	(90)	(0.4)%
Total cost of store revenues	2,074,145	2,221,836	(147,691)	(6.6)%
Franchise cost of merchandise sold	91,715	126,603	(34,888)	(27.6)%
Total cost of revenues	2,165,860	2,348,439	(182,579)	(7.8)%
Gross profit	2,079,532	2,235,012	(155,480)	(7.0)%
Operating expenses
Store expenses
Labor	634,341	644,763	(10,422)	(1.6)%
Other store expenses	821,821	770,073	51,748	6.7%
General and administrative expenses	186,470	194,894	(8,424)	(4.3)%
Depreciation, amortization and write-down of intangibles	53,079	54,830	(1,751)	(3.2)%
Other charges	235,283	289,913	(54,630)	(18.8)%
Total operating expenses	1,930,994	1,954,473	(23,479)	(1.2)%
Operating profit	148,538	280,539	(132,001)	(47.1)%
Debt refinancing charges	—	15,582	(15,582)	(100.0)%
Interest, net	87,067	70,653	16,414	23.2%
Earnings before income taxes	61,471	194,304	(132,833)	(68.4)%
Income tax expense	49,114	59,364	(10,250)	(17.3)%
Net earnings	$12,357	$134,940	$(122,583)	(90.8)%
Comparison of the Years Ended December 31, 2022 and 2021
Store Revenue. Total store revenue decreased by $301.4 million, or 6.8%, to $4,128.0 million for the year ended December 31, 2022, from $4,429.4 million for 2021. This decrease was primarily due to decreases of approximately $217.8 million and $88.0 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2022 increased by $8.4 million, or 0.7%, to $1,268.8 million, as compared to $1,260.4 million in 2021. This increase in cost of rentals and fees was primarily attributable to an increase of $7.4 million and $1.0 million in the Acima and Mexico Business segments, respectively. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 37.6% for the year ended December 31, 2022 as compared to 35.8% in 2021.

Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $156.0 million, or 16.7%, to $779.8 million for the year ended December 31, 2022, from $935.8 million in 2021, attributable to decreases of $128.6 million and $27.2 million in the Acima and Rent-A-Center Business segments, respectively. The gross margin percent of merchandise sales decreased to (15.5)% for the year ended December 31, 2022, from (12.8)% in 2021.
Gross Profit. Gross profit decreased by $155.5 million, or 7.0%, to $2,079.5 million for the year ended December 31, 2022, from $2,235.0 million in 2021, due primarily to decreases of $96.6 million and $60.7 million in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue increased to 49.0% in 2022, as compared to 48.8% in 2021.
Store Labor. Store labor includes all salaries and wages paid to store operational employees and district managers, together with payroll taxes and benefits. Store labor decreased by $10.5 million, or 1.6%, to $634.3 million for the year ended December 31, 2022, as compared to $644.8 million in 2021, primarily attributable to a decrease of $18.0 million in the Acima segment, partially offset by an increase of $6.2 million in the Rent-A-Center Business segment. Store labor expressed as a percentage of total store revenue was 15.4% for the year ended December 31, 2022, as compared to 14.6% in 2021.
Other Store Expenses. Other store expenses include charge-offs due to customer stolen merchandise and occupancy, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses increased by $51.7 million, or 6.7%, to $821.8 million for the year ended December 31, 2022, as compared to $770.1 million in 2021, primarily attributable to an increase of $49.2 million in the Rent-A-Center Business segment driven by higher customer stolen merchandise losses, as described further in the “Segment Performance” section below. Other store expenses expressed as a percentage of total store revenue were 19.9% for the year ended December 31, 2022, compared to 17.4% in 2021.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $8.4 million, or 4.3%, to $186.5 million for the year ended December 31, 2022, as compared to $194.9 million in 2021. General and administrative expenses expressed as a percentage of total revenue were 4.4% for the year ended December 31, 2022, compared to 4.3% in 2021.
Other charges. Other charges decreased by $54.6 million to $235.3 million in 2022, as compared to $289.9 million in 2021. Other charges for the years ended December 31, 2022 primarily included $143.2 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in connection with the acquisition of Acima Holdings, $80.8 million in depreciation and amortization of acquired software and intangible assets, $6.8 million in asset impairments, $5.0 million in employee severance, $1.2 million in state sales tax assessment reserves, and $1.2 million in Acima retail partner conversion losses. Other charges for the year ended December 31, 2021 primarily included $127.1 million in stock compensation expense related to equity consideration subject to vesting conditions, $115.0 million in depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings, $28.0 million in one-time transaction and integration costs related to the acquisition of Acima Holdings, and $17.5 million in legal settlement reserves.
Operating Profit. Operating profit decreased $132.0 million, or 47.1%, to $148.5 million for the year ended December 31, 2022, as compared to $280.5 million in 2021, primarily due to decreases in revenue and gross profit, offset by decreases in operating expenses as described above. Operating profit expressed as a percentage of total revenue was 3.5% for the year ended December 31, 2022, compared to 6.1% in 2021. Excluding Other charges, operating profit was $383.8 million, or 9.0% of revenue for the year ended December 31, 2022, compared to $570.5 million or 12.4% of revenue for the comparable period of 2021.
Income Tax Expense. Income tax expense for the twelve months ended December 31, 2022 was $49.1 million, as compared to $59.4 million in 2021. The effective tax rate was 79.9% for the twelve months ended December 31, 2022, compared to 30.6% in 2021. A main driver of the rate difference is significantly lower pre-tax income relative to our other rate-impacting items as well as the impact of Acima stock compensation add-backs related to the acquisition. In addition, the effective tax rate for the twelve months ended December 31, 2021, was further impacted by discrete income tax items related to excess tax benefits from the vesting of our annual restricted stock award grants and stock option exercises. Additionally, we released valuation allowance in 2021, which provided a benefit to the 2021 rate that was not applicable to the 2022 rate.

Comparison of the Years Ended December 31, 2021 and 2020
For similar operating and financial data and discussion of our year ended December 31, 2021 results compared to our year ended December 31, 2020 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Segment Performance
Rent-A-Center Business segment.

	Year Ended December 31,		2022-2021 Change
(Dollar amounts in thousands)	2022	2021	$	%
Revenues	$1,949,864	$2,037,849	$(87,985)	(4.3)%
Gross profit	1,372,863	1,433,536	(60,673)	(4.2)%
Operating profit	334,525	448,905	(114,380)	(25.5)%
Lease portfolio balance(1)	142,839	149,950	(7,111)	(4.7)%
Change in same store revenue(1)				(4.5)%
Stores in same store revenue calculation				1,761
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenue for the year ended December 31, 2022 was primarily due to a decrease in same store sales of 4.5%, driven by decreases in merchandise sales revenue and rentals and fees revenue of $48.0 million and $38.3 million for the twelve months ended December 31, 2022, respectively. Decreases in revenue reflect lower demand for consumer durable goods mainly due to the effects from the wind-down of stimulus programs in 2021, combined with recent increases in the US consumer price index and corresponding pressure on the discretionary income of our customers.
Gross Profit. Gross profit decreased in 2022 driven primarily by the decrease in revenue described above. Gross profit as a percentage of segment revenues increased to 70.4% in 2022 from 70.3% in 2021.
Operating Profit. Operating profit as a percentage of segment revenues was 17.2% for 2022 compared to 22.0% for 2021. The decrease in operating profit for the year ended December 31, 2022 was partially driven by decreases in revenues and gross profit described above, in addition to increases in losses due to customer stolen merchandise of $36.4 million for the twelve months ended December 31, 2022, and increased labor costs of $6.2 million for the twelve months ended December 31, 2022, driven by wage inflation. Charge-offs in our Rent-A-Center Business lease-to-own stores due to skip / stolen losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 4.9% for the year ended December 31, 2022, compared to 3.1% in 2021. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 2.0% for the year ended December 31, 2022, compared to 1.6% in 2021.
Acima segment.

	Year Ended December 31,		2022-2021 Change
(Dollar amounts in thousands)	2022	2021	$	%
Revenues	$2,110,320	$2,328,089	$(217,769)	(9.4)%
Gross profit	632,244	728,852	(96,608)	(13.3)%
Operating profit	151,301	176,496	(25,195)	(14.3)%
Gross merchandise volume(1)	1,584,362	1,912,731	(328,369)	(17.2)%
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenue for the year ended December 31, 2022 compared to 2021 was primarily due to decreases in rentals and fees revenues and merchandise sales revenues of $111.8 million and $106.1 million, respectively. Consistent with our Rent-A-Center Business segment, decreases in revenue reflect lower demand for consumer durable goods mainly due to the effects from the wind-down of stimulus programs in 2021, combined with recent increases in the US consumer price index and corresponding pressure on the discretionary income of our customers. In addition, decreases in revenue were also attributable to the tightening of our underwriting policies, in an effort to improve risk management related to the execution of new leases, as described further in Business and Operational Trends.

Gross Profit. Gross profit as a percentage of total revenue for the year ended December 31, 2022 decreased to 30.0%, as compared to 31.3% in 2021, primarily due to changes in lease-to-own business volume between our virtual and staffed Acima locations, which utilize different depreciation methods. Please reference Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements, included in Part 2, Item 7 of this Annual Report on form 10-K for additional disclosure of our depreciation policies for lease merchandise.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 7.2% for the year ended December 31, 2022, compared to 7.6% in 2021. Operating profit margin decreased for the year ended December 31, 2022, as compared to 2021, partially due to lower revenues described above, partially offset by decreases in cost of merchandise sold and operating expenses of $128.6 million and $71.4 million, respectively. Charge-offs in our Acima locations due to skip / stolen losses, expressed as a percentage of revenues, were approximately 10.6% in 2022 as compared to 9.6% in 2021. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were negligible for both 2022 and 2021.
Mexico Segment.

	Year Ended December 31,		2022-2021 Change
(Dollar amounts in thousands)	2022	2021	$	%
Revenues	$64,880	$61,403	$3,477	5.7%
Gross profit	45,812	43,117	2,695	6.3%
Operating profit	6,267	7,858	(1,591)	(20.2)%
Change in same store revenue(1)				3.2%
Stores in same store revenue calculation				113
(1) See Key Metrics described above for additional information
Revenues. Revenues for 2022 were positively impacted by exchange rate fluctuations of approximately $0.3 million, as compared to 2021. On a constant currency basis, revenues for the year ended December 31, 2022 increased approximately $3.1 million.
Gross Profit. Gross profit for the year ended December 31, 2022 was positively impacted by exchange rate fluctuations of approximately $0.2 million, as compared to 2021. On a constant currency basis, gross profit for the year ended December 31, 2022 increased approximately $2.5 million. Gross profit as a percentage of segment revenues increased to 70.6% in 2022, compared to 70.2% in 2021.
Operating Profit. Operating profit for the year ended December 31, 2022 was minimally impacted by exchange rate fluctuations compared to 2021. On a constant currency basis, operating profit for the year ended December 31, 2022 decreased approximately $1.6 million, primarily due to higher other store expenses and labor costs of $2.8 million and $1.4 million, respectively, partially offset by higher revenues and gross profit described above. Operating profit as a percentage of segment revenues decreased to 9.7% in 2022, compared to 12.8% in 2021.
Franchising segment.

	Year Ended December 31,		2022-2021 Change
(Dollar amounts in thousands)	2022	2021	$	%
Revenues	$120,328	$156,110	$(35,782)	(22.9)%
Gross profit	28,613	29,507	(894)	(3.0)%
Operating profit	19,124	20,321	(1,197)	(5.9)%
Revenues. Revenues decreased for the year ended December 31, 2022, compared to 2021, primarily due to a decrease of $35.5 million in inventory purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues increased to 23.8% in 2022 from 18.9% in 2021, primarily due to a higher percentage of royalty income and fees included in franchise revenues.
Operating Profit. Operating profit as a percentage of segment revenues increased to 15.9% in 2022 from 13.0% for 2021.

Liquidity and Capital Resources
Overview. For the year ended December 31, 2022, we generated $468.5 million in operating cash flow. We used cash in the amount of $298.8 million for debt repayments, $79.2 million for dividends, $75.1 million for share repurchases, and $61.4 million for capital expenditures, offset by cash proceeds from indebtedness of $90.0 million. We ended the year with $144.1 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $76.2 million to $468.5 million in 2022 from $392.3 million in 2021, primarily due to a decrease in inventory purchases, partially offset by a decrease of $122.6 million in net earnings both of which were driven by current macro-environment factors negatively impacting our business operational trends described further above.
Cash used in investing activities decreased to $62.3 million in 2022, compared to $1,336.0 million in 2021, primarily driven by the acquisition of Acima Holdings in February 2021.
Cash (used in) provided by financing activities was $(370.7) million in 2022, compared to $892.8 million in 2021, representing a change of $1.3 billion. The change was primarily due to debt proceeds of $1.8 billion received in the first quarter of 2021 used to fund the acquisition of Acima Holdings in February 2021 and pay outstanding debt at the time of the acquisition, partially offset by debt issuance costs of $47.6 million paid in the first quarter of 2021 in connection with the receipt of debt proceeds, in addition to lower debt repayments of $70.3 million for the twelve months ended December 31, 2022, compared to the same period in 2021.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, and debt service. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next 12 months. At February 20, 2023, we had approximately $105.1 million in cash on hand, and $395.6 million available under our ABL Credit Facility.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $298 million for us in 2022. We estimate the remaining tax deferral associated with bonus depreciation from these Acts is approximately $380 million at December 31, 2022, of which approximately 80%, or $303 million, will reverse in 2023, and the majority of the remainder will reverse between 2024 and 2025.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Customer stolen merchandise(1)	$336,475	$298,533	$174,527
Other merchandise losses(2)	38,734	33,380	30,660
Total merchandise losses	$375,209	$331,913	$205,187
(1)Increase in customer stolen merchandise losses for the twelve months ended December 31, 2022, compared to the corresponding period in 2021, is primarily due to increases in the US consumer price index and corresponding pressure on the discretionary income of our consumers, as described in the Results of Operations section above. In addition, the increase for the twelve months ended December 31, 2022, is also partly attributable to the timing of the acquisition of Acima Holdings on February 17, 2021, resulting in a partial period of losses for the first quarter of 2021.
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $61.4 million, $62.5 million and $34.5 million on capital expenditures in the years 2022, 2021 and 2020, respectively.
Acquisitions and New Location Openings. During 2022, we acquired five rent-to-own store location and customer accounts for an aggregate purchase price of approximately $1.0 million. Four of the store locations were closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment and one remained open as part of our Rent-A-Center Business segment.
The tables below summarize the location activity for the years ended December 31, 2022, 2021 and 2020.

	Twelve Months Ended December 31, 2022
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,846	123	466	2,435
New location openings	16	4	1	21
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(19)	(19)
Locations at end of period(1)	1,851	126	447	2,424
Acquired locations closed and accounts merged with existing locations	4	—	—	4
Total approximate purchase price (in millions)	$1.0	$—	$—	$1.0
(1) Does not include locations in our Acima segment.

	Twelve Months Ended December 31, 2021
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,845	121	462	2,428
New location openings	6	2	8	16
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(6)	—	—	(6)
Sold or closed with no surviving location	—	—	(3)	(3)
Locations at end of period(1)	1,846	123	466	2,435
Acquired and remains open	1	—	—	1
Total approximate purchase price (in millions)	$0.3	$—	$—	$0.3
(1) Does not include locations in our Acima segment.

	Twelve Months Ended December 31, 2020
	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period(1)	1,973	123	372	2,468
Conversions	(99)	—	99	—
Closed locations
Merged with existing locations	(28)	(2)	—	(30)
Sold or closed with no surviving location	(1)	—	(9)	(10)
Locations at end of period(1)	1,845	121	462	2,428
Acquired locations closed and accounts merged with existing locations	2	—	—	2
Total approximate purchase price (in millions)	$0.7	$—	$—	$0.7
(1) Does not include locations in our Acima segment.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on August 10, 2022, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%, which, as of February 20, 2023, was 6.818%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on September 21, 2021, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity. The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of us and our subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan Facility was fully drawn at the closing of the Acima Holdings acquisition to fund a portion of the Aggregate Cash Consideration, repay our outstanding indebtedness under the previous term loan facility, repay all outstanding indebtedness of Acima and its subsidiaries and pay certain fees and expenses incurred in connection with the Acima Holdings acquisition.
At February 20, 2023, we had outstanding borrowings of $859.7 million under the Term Loan Facility and available commitments of $395.6 million under our ABL Credit Facility, net of letters of credit.
See Note K of our consolidated financial statements included in this report for additional information regarding our senior debt.
Senior Notes. On February 17, 2021, we issued $450.0 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. We may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, we may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If we experience specific kinds of change of control, we will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. See Note L of our consolidated financial statements included in this report for additional information regarding our senior notes.
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2032. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of December 31, 2022, our total remaining obligation for existing store lease contracts was approximately $349.0 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. As of December 31, 2022, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $1.2 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of December 31, 2022, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $2.7 million.
Reference Note G of our consolidated financial statements included in this Annual Report on form 10-K for additional discussion of our store operating leases.
Uncertain Tax Position. As of December 31, 2022, we have recorded $5.1 million in uncertain tax positions. Although these positions represent a potential future cash liability to the Company, the amounts and timing of such payments are uncertain. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $2.9 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share as of December 31, 2022.
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
As of December 31, 2022, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $81.2 million, as compared to $82.6 million at December 31, 2021. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center Business, staffed Acima locations and Mexico stores is depreciated using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Depreciation of merchandise for Acima Holdings, which we acquired in February 2021, is recognized using a straight-line method over the term of the lease contract. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer. In addition, merchandise that is held for rent for at least 180 consecutive days is depreciated using the straight-line method over a period generally not to exceed 18 months, and smartphones are also depreciated on a straight-line basis over an 18-month period beginning with the earlier of on rent or 90 consecutive days held for rent.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 120th day in our Acima virtual business and 150th day in our Acima staffed locations. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2022 and 2021, the reserve for merchandise losses was $93.6 million and $98.2 million, respectively.

Receivables and Allowance for Doubtful Accounts. The installment notes receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis.
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
Our trade and notes receivables consist primarily of amounts due from our lease-to-own customers for renewal and uncollected rental payments, adjusted for the probability of collection based on our assessment of historical collection rates; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate-related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
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
Based on our assessment, if the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, goodwill is deemed impaired and the impairment is measured as the difference between the carrying value and the fair value of the respective reporting unit. As an alternative to performing a quantitative assessment to measure the fair value of the relevant unit, we may perform a qualitative assessment for impairment if we believe it is not more likely than not that the carrying value of the net assets of the reporting unit exceeds its fair value.
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
During the period from our 2021 goodwill impairment assessment through the third quarter 2022, we periodically analyzed whether any indicators of impairment had occurred, including by comparing the estimated fair value of the Company, as determined based on our consolidated stock price, to its net book value. As the estimated fair value of the Company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a quantitative analysis as of October 1, 2022, concluding the estimated fair values of our reporting units exceeded their respective carrying values, and the related goodwill balances were not impaired. Please reference Note H in the Notes to our Consolidated Financial Statements for additional discussion of our 2022 impairment analysis and conclusions.
At December 31, 2022 and 2021, the amount of goodwill allocated to the Rent-A-Center Business segment was $1.5 million. At December 31, 2022 and 2021, the amount of goodwill allocated to the Acima segment was $288.3 million.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2022, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $859.7 million outstanding under the Term Loan Facility at interest rates indexed to the Eurodollar rate or the prime rate and $90.0 million outstanding under our ABL Credit Facility at interest rates indexed to Term SOFR. Carrying value approximates fair value for such indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime, Eurodollar rate, or Term SOFR that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2022, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2022, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.6 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upbound Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upbound Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

Merchandise Loss Reserve

Description of the Matter
As described in Note A to the consolidated financial statements, the Company maintains a $93.6 million reserve for expected merchandise losses from unreturned merchandise related to delinquent rental agreements. The Company estimates this reserve based on a combination of historical write-offs and expected future losses.
Auditing the Company’s merchandise loss reserve was complex due to the level of uncertainty associated with management’s assumptions used to estimate the reserve. In particular, management was required to estimate the amount of merchandise not expected to be returned related to delinquent accounts. The Company estimates expected losses from delinquent accounts based on historical write-off experience, including the number of days the account is past due and expectations about future losses from delinquent accounts at the end of the year.

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

Accrual for trade receivables

Description of the Matter
At December 31, 2022, the Company’s accrual for trade receivables was $28.7 million , representing renewal and uncollected rental payments, adjusted for the probability of collection. As discussed in Note A to the consolidated financial statements, the Company estimates the probability of collection for renewal and uncollected rental payments based on an assessment that uses historical collection rates.
Auditing the Company’s accrual for trade revenue was complex due to the level of uncertainty associated with management’s assumptions used to estimate the accrual. In particular, management was required to estimate the probability of collecting renewal and uncollected rental payments from accounts that are past due. The Company estimates the probability of collection from past due accounts based on historical collection experience, including the probability of collection based on the number of days the account is past due and expectations about future collections from delinquent accounts at the end of the year.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to determine the accrual for trade receivables. This included testing controls over the Company’s review of the significant inputs underlying the accrual estimate, which include those mentioned above.
To test the Company’s accrual for trade receivables, we performed substantive audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the Company’s methodology for estimating the probability of collection. We evaluated significant assumptions, including those mentioned above, that were used in management’s calculation of the accrual for trade receivables. We also performed a look-back analysis to compare the Company’s estimate for expected collections to the actual outcome for certain past due aging categories. Among our other procedures, we performed sensitivity analyses over significant assumptions to evaluate the changes in the estimated accrual for trade receivables resulting from changes in the Company's significant assumptions.

Self-Insurance Liabilities

Description of the Matter
As described in Note A to the consolidated financial statements, the Company recorded liabilities totaling $81.2 million associated with its self-insured retentions for workers’ compensation, general liability and vehicle liability insurance (collectively, the self-insurance liabilities). The self-insurance liabilities are established by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within the self-insured retentions.
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
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upbound Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Upbound Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Upbound Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years then ended and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Revenues
Store
Rentals and fees	$3,375,453	$3,522,453	$2,263,091
Merchandise sales	675,288	829,222	378,717
Installment sales	72,328	73,585	68,500
Other	4,975	4,148	3,845
Total store revenues	4,128,044	4,429,408	2,714,153
Franchise
Merchandise sales	91,350	126,856	80,023
Royalty income and fees	25,998	27,187	20,015
Total revenues	4,245,392	4,583,451	2,814,191
Cost of revenues
Store
Cost of rentals and fees	1,268,809	1,260,434	655,612
Cost of merchandise sold	779,789	935,765	382,182
Cost of installment sales	25,547	25,637	24,111
Total cost of store revenues	2,074,145	2,221,836	1,061,905
Franchise cost of merchandise sold	91,715	126,603	80,134
Total cost of revenues	2,165,860	2,348,439	1,142,039
Gross profit	2,079,532	2,235,012	1,672,152
Operating expenses
Store expenses
Labor	634,341	644,763	579,125
Other store expenses	821,821	770,073	609,370
General and administrative expenses	186,470	194,894	153,108
Depreciation, amortization and write-down of intangibles	53,079	54,830	56,658
Other charges	235,283	289,913	36,555
Total operating expenses	1,930,994	1,954,473	1,434,816
Operating profit	148,538	280,539	237,336
Debt refinancing charges	—	15,582	—
Interest expense	87,708	70,874	15,325
Interest income	(641)	(221)	(768)
Earnings before income taxes	61,471	194,304	222,779
Income tax expense	49,114	59,364	14,664
Net earnings	$12,357	$134,940	$208,115
Basic earnings per common share	$0.23	$2.37	$3.84
Diluted earnings per common share	$0.21	$2.02	$3.73
Cash dividends declared per common share	$1.36	$1.27	$1.18
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net earnings	$12,357	$134,940	$208,115
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $464, $(259), and $(193) for 2022, 2021, and 2020, respectively	1,745	(975)	(726)
Total other comprehensive income (loss)	1,745	(975)	(726)
Comprehensive income	$14,102	$133,965	$207,389
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2022	2021
ASSETS
Cash and cash equivalents	$144,141	$108,333
Receivables, net of allowance for doubtful accounts of $13,214 and $8,479 in 2022 and 2021, respectively	111,865	126,378
Prepaid expenses and other assets	46,070	63,468
Rental merchandise, net
On rent	989,869	1,173,024
Held for rent	134,959	132,984
Merchandise held for installment sale	6,988	6,405
Property assets, net of accumulated depreciation of $576,675 and $557,453 in 2022 and 2021, respectively	295,371	308,098
Operating lease right-of-use assets	302,311	291,338
Deferred tax asset	82,886	68,391
Goodwill	289,750	289,750
Other intangible assets, net	359,409	425,158
Total assets	$2,763,619	$2,993,327
LIABILITIES
Accounts payable — trade	$155,449	$135,666
Accrued liabilities	320,624	362,708
Operating lease liabilities	305,556	296,535
Deferred tax liability	87,986	113,943
Senior debt, net	930,902	1,135,207
Senior notes, net	437,956	435,992
Total liabilities	2,238,473	2,480,051
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,028,169 and 124,398,373 shares issued in 2022 and 2021, respectively	1,080	1,065
Additional paid-in capital	1,298,094	1,146,509
Retained earnings	1,077,189	1,143,647
Treasury stock at cost, 69,354,651 and 65,790,667 shares in 2022 and 2021, respectively	(1,840,591)	(1,765,574)
Accumulated other comprehensive loss	(10,626)	(12,371)
Total stockholders' equity	525,146	513,276
Total liabilities and stockholders' equity	$2,763,619	$2,993,327
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
(In thousands)	Shares	Amount
Balance at January 1, 2020	111,166	$1,110	$869,617	$947,875	$(1,348,969)	$(10,670)	$458,963
ASC 326 adoption	—	—	—	(769)	—	—	(769)
Net earnings	—	—	—	208,115	—	—	208,115
Other comprehensive loss	—	—	—	—	—	(726)	(726)
Purchase of treasury stock	—	(14)	—	—	(26,572)	—	(26,586)
Exercise of stock options	494	5	10,275	—	—	—	10,280
Vesting of restricted share units	521	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,270)	—	—	—	(5,270)
Stock-based compensation	—	—	12,284	—	—	—	12,284
Dividends Declared	—	—	—	(64,211)	—	—	(64,211)
Balance at December 31, 2020	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	134,940	—	—	134,940
Other comprehensive loss	—	—	—	—	—	(975)	(975)
Purchase of treasury stock	—	(79)	—	—	(390,033)	—	(390,112)
Exercise of stock options	477	4	12,050	—	—	—	12,054
Vesting of restricted share units	960	8	(8)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(20,903)	—	—	—	(20,903)
Stock-based compensation	—	—	147,554	—	—	—	147,554
Dividends Declared	—	—	—	(82,303)	—	—	(82,303)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net earnings	—	—	—	12,357	—	—	12,357
Other comprehensive income	—	—	—	—	—	1,745	1,745
Purchase of treasury stock	—	(35)	—	—	(75,017)	—	(75,052)
Exercise of stock options	110	1	1,785	—	—	—	1,786
Vesting of restricted share units	520	49	(49)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(9,509)	—	—	—	(9,509)
Stock-based compensation	—	—	159,358	—	—	—	159,358
Dividends Declared	—	—	—	(78,815)	—	—	(78,815)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities
Net earnings	$12,357	$134,940	$208,115
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	1,229,136	1,216,735	633,695
Bad debt expense	24,658	14,397	14,635
Stock-based compensation expense	159,358	147,554	12,284
Depreciation of property assets	67,981	67,091	55,597
Loss on sale or disposal of property assets	6,080	353	18,215
Amortization of intangibles	65,890	102,742	1,070
Amortization of financing fees	6,409	6,008	1,577
Write-off of debt financing fees	—	9,926	—
Deferred income taxes	(41,209)	48,315	(6,605)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(1,047,687)	(1,273,734)	(736,444)
Receivables	(10,145)	(25,516)	(20,674)
Prepaid expenses and other assets	17,398	(12,766)	(3,963)
Operating lease right-of-use assets and lease liabilities	(1,952)	2,712	(1,543)
Accounts payable — trade	19,783	(66,419)	17,943
Accrued liabilities	(39,597)	19,960	42,600
Net cash provided by operating activities	468,460	392,298	236,502
Cash flows from investing activities
Purchase of property assets	(61,387)	(62,450)	(34,545)
Proceeds from sale of assets	52	4	14,477
Hurricane insurance recovery proceeds	—	—	158
Acquisitions of businesses	(995)	(1,273,528)	(700)
Net cash used in investing activities	(62,330)	(1,335,974)	(20,610)
Cash flows from financing activities
Share repurchases	(75,052)	(390,112)	(26,572)
Exercise of stock options	1,786	12,054	10,280
Shares withheld for payment of employee tax withholdings	(9,509)	(20,903)	(5,270)
Debt issuance costs	—	(47,622)	—
Proceeds from debt	90,000	1,780,000	198,000
Repayments of debt	(298,750)	(369,063)	(240,000)
Dividends paid	(79,188)	(71,505)	(63,119)
Net cash (used in) provided by financing activities	(370,713)	892,849	(126,681)
Effect of exchange rate changes on cash	391	(289)	(256)
Net increase (decrease) in cash and cash equivalents	35,808	(51,116)	88,955
Cash and cash equivalents at beginning of year	108,333	159,449	70,494
Cash and cash equivalents at end of year	$144,141	$108,333	$159,449
Supplemental cash flow information:
Cash paid during the year for:
Interest	$71,195	$51,071	$14,222
Income taxes (excludes $725, $1,571, and $32,318 of income taxes refunded in 2022, 2021, and 2020, respectively)	$72,307	$19,340	$51,569

See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
In February 2023, we changed our corporate name from Rent-A-Center, Inc. to Upbound Group, Inc. The financial statements included herein include the accounts of Upbound Group, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company,” “we,” “us” and “our” refer to the consolidated business operations of Upbound Group, Inc. and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Acima (formerly Preferred Lease), Mexico and Franchising.
Our Rent-A-Center Business segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” Our Rent-A-Center Business segment operates through our company-owned stores and e-commerce platform through rentacenter.com. At December 31, 2022, we operated 1,851 company-owned stores nationwide and in Puerto Rico, including 48 retail installment sales stores.
Our Acima segment, which operates in the United States and Puerto Rico, which includes the operations of Acima Holdings (as defined in Note B below) acquired in February 2021 and our previous Preferred Lease virtual and staffed locations, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through staffed or unstaffed kiosks located within such retailer’s locations, or other virtual options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis. At December 31, 2022, we operated 126 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of lease-to-own stores. At December 31, 2022, Franchising had 447 franchised stores operating in 31 states. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center Business, staffed Acima locations and Mexico stores is depreciated using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Lease merchandise in Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer. In addition, we depreciate merchandise that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Smartphones are depreciated over an 18-month straight-line basis beginning with the earlier of on rent or 90 consecutive days held for rent. Depreciation of merchandise in our virtual business is recognized using a straight-line method over the term of the lease contract.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center Business and Mexico segments, and during the month following the 120th day in our Acima virtual business and 150th day in our Acima staffed locations. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2022 and 2021, the reserve for merchandise losses was $93.6 million and $98.2 million, respectively. Expenses related to merchandise losses, damaged merchandise, or merchandise repairs are recorded to other store expenses in our Consolidated

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement of Operations and were $375.2 million, $331.9 million, and $205.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Revenues
Rental merchandise is leased to customers pursuant to lease-to-own agreements which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required lease terms. Rental revenue and fees are recognized over the lease term and merchandise sales revenue is recognized when the customer exercises the purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the lease term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total amount of the lease-to-own agreement is not accrued because the customer can elect not to renew the lease-to-own agreement at any time and we cannot enforce collection for non-payment of future lease payments.
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
Our trade and notes receivables consist primarily of amounts due from our lease-to-own customers for renewal and uncollected rental payments, adjusted for the probability of collection based on our assessment of historical collection rates; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Based on our assessment, if the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, goodwill is deemed impaired and the impairment is measured as the difference between the carrying value and the fair value of the respective reporting unit. We determine the fair value of each reporting unit using methodologies which include the present value of estimated future cash flows. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are generally based upon our weighted average cost of capital.
As an alternative to performing a quantitative assessment to measure the fair value of the reporting unit, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying value of the net assets of the reporting unit exceeds its fair value.
At December 31, 2022, the amount of goodwill attributable to the Rent-A-Center Business and Acima segments was approximately $1.5 million and $288.3 million, respectively. We currently do not have goodwill balances attributable to our Mexico or Franchising segments.
Acquired intangible assets are recorded at their estimated fair value as of the date of acquisition and generally include customer relationships, merchant relationships, non-compete agreements and trade names. Customer relationships are generally amortized over a 21-month period, excluding Relationships with Existing Lessees recently acquired from Acima Holdings which are being amortized over 12 months. Non-compete Agreements are amortized over the contractual life of the agreements, Merchant Relationships are amortized over a 7 to 15 year period, and Trade Names and other intangible assets are amortized over the estimated life of the asset. Intangible assets are amortized using methods that we believe reflect the pattern in which the economic benefits of the related asset are consumed unless such pattern cannot be reliably determined, in which case we amortize using a straight-line amortization method.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Other Comprehensive Income (Loss)
Other (loss) comprehensive income is comprised exclusively of our foreign currency translation adjustment.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $53.6 million, $73.9 million, and $50.9 million, for the years ended December 31, 2022, 2021, and 2020, respectively. Advertising expense is net of vendor allowances of $20.0 million, $21.6 million, and $24.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note O. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields, and the risk free interest rate. We base the expected term on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Time-vesting restricted stock units are valued using the closing price on the Nasdaq Global Select Market on the day before the grant date. Performance-based restricted stock units will vest in accordance with a total shareholder return formula, and are valued by a third-party valuation firm using Monte Carlo simulations.
Reclassifications
Certain reclassifications may be made to the reported amounts for prior periods to conform to the current period presentation. These reclassifications have no impact on net earnings or earnings per share in any period. There were no reclassifications of reported amounts for prior periods included in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties, including future unknown impacts from recent macro-economic trends, including related to the COVID-19 pandemic, and consumer spending behavior, may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
Newly Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of December 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
Note B — Acquisitions and Divestitures
Acima Acquisition
On February 17, 2021, we completed the acquisition of Acima Holdings, LLC (“Acima Holdings”). Acima Holdings is a leading platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
In accordance with the agreement and plan of merger entered into in connections with the transaction (the “Merger Agreement”), we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings, is subject to restricted stock agreements providing vesting conditions over a 36-month period that began upon closing of the transaction. The portion of the Aggregate Stock Consideration issued to nonemployee former owners of Acima Holdings were previously subject to the terms of an 18-month lockup agreement, which expired on August 17, 2022. Following the expiration of the lock-up agreement, all shares of our common stock received by non-employee former owners in the transaction have now become transferable. We entered into a Registration Rights Agreement at the closing of the transaction pursuant to which certain former owners of Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the transaction.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate purchase price calculated in accordance with accounting standards under U.S. GAAP was approximately $1.4 billion, including the Aggregate Cash Consideration, and the 2,683,328 shares of the Aggregate Stock Consideration issued to non-employee former owners of Acima Holdings, valued at $51.14 per share, as of the closing date and discounted for lack of marketability on account of the transfer restrictions described above. The Aggregate Cash Consideration for the acquisition was financed with a combination of cash on hand, borrowings under our ABL Credit Facility and proceeds from issuances under our Term Loan Facility, as defined in Note K, in addition to proceeds from the issuance of new unsecured senior notes. See Note K and Note L for additional information.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Acima Holdings' results of operations are reflected in our Consolidated Statements of Operations from the date of acquisition.
Subsequent to the date of acquisition, we recorded certain adjustments to the purchase price allocation within the measurement period. Total cumulative measurement period adjustments resulted in a decrease to goodwill of approximately $(22.2) million. The purchase price allocation for the Acima Holdings acquisition was complete as of December 31, 2021.
In connection with this acquisition, we incurred approximately $23.9 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, which are treated as an addition to goodwill for tax purposes. These costs were included in Other charges in our Consolidated Statements of Operations.
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
(1) Total pro forma adjustments to net earnings represented an increase of $16.0 million and a decrease of $356.8 million for the twelve months ended December 31, 2021 and 2020, respectively.
The amounts of revenue and earnings of Acima Holdings included in our Consolidated Statements of Operations as of December 31, 2021 from the acquisition date of February 17th 2021 are as follows:

(in thousands)	February 17, 2021 - December 31, 2021
audited
Total revenues	$1,495,746
Net earnings(1)	119,183
(1) Net Earnings includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Acquisitions
The following table provides information concerning other store acquisitions completed during the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(Dollar amounts in thousands)	2022	2021	2020
Number of stores acquired remaining open	1	1	—
Number of stores acquired that were merged with existing stores	4	—	2
Number of transactions	5	1	2
Total purchase price	$995	$278	$700
Amounts allocated to:
Goodwill	$—	$—	$—
Customer relationships	141	30	177
Rental merchandise	854	248	523
Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
California Refranchise Sale
On October 5, 2020, we sold all 99 Rent-A-Center Business corporate stores in the state of California to an experienced franchisee. We received cash consideration of approximately $16.0 million, including approximately $1.0 million in respect of related franchise fees. The sale included idle and on-rent inventory of approximately $30.0 million and property assets of approximately $0.8 million, resulting in a total loss on sale of approximately $16.6 million. The loss on sale was recorded to Other charges in our Consolidated Statement of Operations in the twelve months ended December 31, 2020.
Note C — Revenues
The following tables disaggregates our revenue:

	Twelve Months Ended December 31, 2022
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,724,541	$1,589,708	$61,204	$—	$3,375,453
Merchandise sales	151,745	520,077	3,466	—	675,288
Installment sales	72,328	—	—	—	72,328
Other	1,250	535	210	2,980	4,975
Total store revenues	1,949,864	2,110,320	64,880	2,980	4,128,044
Franchise
Merchandise sales	—	—	—	91,350	91,350
Royalty income and fees	—	—	—	25,998	25,998
Total revenues	$1,949,864	$2,110,320	$64,880	$120,328	$4,245,392
(1) Represents revenues for our Acima segment, as defined in Note B.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2021
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,762,847	$1,701,532	$58,074	$—	3,522,453
Merchandise sales	199,781	626,166	3,275	—	829,222
Installment sales	73,585	—	—	—	73,585
Other	1,636	391	54	2,067	4,148
Total store revenues	2,037,849	2,328,089	61,403	2,067	4,429,408
Franchise
Merchandise sales	—	—	—	126,856	126,856
Royalty income and fees	—	—	—	27,187	27,187
Total revenues	$2,037,849	$2,328,089	$61,403	$156,110	$4,583,451
(1) Represents revenues for our Acima segment, as defined in Note B.

	Twelve Months Ended December 31, 2020
	Rent-A-Center Business	Acima(1)	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$1,604,615	$610,908	$47,568	$—	$2,263,091
Merchandise sales	177,223	198,517	2,977	—	378,717
Installment sales	68,500	—	—	—	68,500
Other	2,303	726	38	778	3,845
Total store revenues	1,852,641	810,151	50,583	778	2,714,153
Franchise
Merchandise sales	—	—	—	80,023	80,023
Royalty income and fees	—	—	—	20,015	20,015
Total revenues	$1,852,641	$810,151	$50,583	$100,816	$2,814,191
(1) Represents revenues for our Acima segment, as defined in Note B.
Lease Purchase Agreements
Rent-A-Center Business, Acima, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to lease-to-own agreements which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. At the expiration of each lease term, customers may renew the lease-to-own agreement for the next lease term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required lease terms. Customers can terminate the lease-to-own agreement at the end of any lease term without penalty. Therefore, lease-to-own agreements are accounted for as operating leases.
Lease payments received at our Rent-A-Center Business stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores must be prepaid in advance of the next lease term. Under the Acima Holdings business model, revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note D for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At December 31, 2022 and 2021, we had $54.9 million and $51.7 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center Business, former Preferred Lease locations, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Consolidated Statement of Operations over the lease term. Lease

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merchandise in Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Merchandise Sales. Merchandise sales include payments received for the exercise of the early purchase options offered through our lease-to-own agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At December 31, 2022 and 2021, we had $2.0 million and $2.6 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2022 and 2021, we had $3.4 million and $4.1 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note D — Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the twelve months ended December 31, 2022, 2021 and 2020 was $12.1 million, $12.2 million, and $11.5 million, respectively.
Trade and notes receivables consist of amounts due from our lease-to-own customers for renewal and uncollected rental payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other corporate related receivables. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

	December 31,
(In thousands)	2022	2021
Installment sales receivable	$69,550	$66,276
Trade and notes receivables(1)	55,529	68,581
Total receivables	125,079	134,857
Less allowance for doubtful accounts(2)	(13,214)	(8,479)
Total receivables, net of allowance for doubtful accounts	$111,865	$126,378
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $28.7 million and $44.8 million at December 31, 2022 and 2021.
(2) Lease receivables are accrued on a net basis, adjusted for the probability of collection based on our assessment of historical collection rates, as described above. Therefore, we do not maintain a separate allowance for doubtful accounts related to our lease receivables.
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
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.2 million and $0.9 million, and the allowance for doubtful accounts related to installment sales receivables was $12.0 million and $7.6 million at December 31, 2022 and 2021, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning allowance for doubtful accounts	$8,479	$8,047	$5,601
Estimated uncollectible payments and returns(1)	24,658	14,397	14,636
Accounts written off, net of recoveries	(19,923)	(13,965)	(12,190)
Ending allowance for doubtful accounts	$13,214	$8,479	$8,047
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our consolidated financial statements.
Note E — Rental Merchandise

	December 31,
(In thousands)	2022	2021
On rent
Cost	$1,629,394	$1,894,247
Less accumulated depreciation	(639,525)	(721,223)
Net book value, on rent	$989,869	$1,173,024
Held for rent
Cost	$159,399	$155,832
Less accumulated depreciation	(24,440)	(22,848)
Net book value, held for rent	$134,959	$132,984

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note F — Property Assets

	December 31,
(In thousands)	2022	2021
Software	$479,714	$468,011
Building and leasehold improvements	207,613	199,280
Furniture and equipment	158,843	172,418
Transportation equipment	752	549
Construction in progress	25,124	25,293
Total property assets	872,046	865,551
Less accumulated depreciation	(576,675)	(557,453)
Total property assets, net of accumulated depreciation	$295,371	$308,098
We had $19.8 million and $21.6 million of capitalized software costs included in construction in progress at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021, and 2020, we placed in service internally developed software of approximately $20.5 million, $12.3 million, and $9.5 million, respectively, and acquired software assets with an estimated fair value of $170.0 million for the year ended December 31, 2021.
Note G — Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2032. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three years to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty or business disruption incurred by not exercising the renewal options.
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
In our calculation of operating right-of-use assets and operating lease liabilities, we have elected not to separate the lease and non-lease components. Furthermore, operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Twelve Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost included in other store expenses(1)(2)	$124,376	$129,217	$140,186
Operating lease cost included in other charges	303	302	1,236
Sublease receipts	(7,128)	(11,806)	(9,727)
Total operating lease charges	$117,551	$117,713	$131,695
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $36.2 million and $33.7 million for the twelve months ended December 31, 2022 and 2021, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental cash flow information related to leases:

	Twelve Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of operating lease liabilities	$104,281	$107,588	$113,243
Cash paid for short-term operating leases not included in operating lease liabilities	18,639	17,266	22,339
Right-of-use assets obtained in exchange for new operating lease liabilities	99,952	100,779	104,771
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average discount rate(1)	7.0%	6.0%	6.8%
Weighted-average remaining lease term (in years)	4	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at December 31, 2022:

(In thousands)	Operating Leases
2023	$104,613
2024	88,771
2025	70,454
2026	46,036
2027	25,381
Thereafter	16,482
Total undiscounted operating lease liabilities	351,737
Less: Interest	(46,181)
Total present value of operating lease liabilities	$305,556
Note H — Goodwill and Other Intangible Assets
Goodwill
In the fourth quarter of 2022, we completed a quantitative analysis for impairment of goodwill as of October 1, 2022, concluding that the carrying value of the net assets of our reporting units did not exceed their respective fair values and therefore no impairment of goodwill existed as of December 31, 2022. The fair value measurements of our reporting units derived within our quantitative analysis were primarily based on significant unobservable inputs (Level 3) developed using company-specific information.
At December 31, 2022 and 2021, the amount of goodwill attributable to the Rent-A-Center Business segment was approximately $1.5 million. At December 31, 2022 and 2021, the amount of goodwill attributable to the Acima segment was $288.3 million.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2022	2021
Beginning goodwill balance	$289,750	$70,217
Additions from acquisitions	—	241,774
Post purchase price allocation adjustments	—	(22,241)
Ending goodwill balance	$289,750	$289,750

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2022		December 31, 2021
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships(1)	2	$140,180	$140,080	$140,039	$132,127
Merchant relationships	10	389,760	74,850	389,760	35,960
Trade Name	7	40,000	10,680	40,000	4,966
Non-compete agreements	3	46,719	31,640	46,719	18,307
Total other intangible assets		$616,659	$257,250	$616,518	$191,360
(1) Includes acquired Relationships with Existing Lessees from Acima Holdings with a remaining useful life of 1 year from the date of acquisition, February 17, 2021, completely amortized as of December 31, 2022.
Aggregate amortization expense (in thousands):

Year Ended December 31, 2022	$65,890
Year Ended December 31, 2021	$102,742
Year Ended December 31, 2020	$1,070
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2023	$58,017
2024	46,372
2025	44,604
2026	44,604
2027	44,604
Thereafter	121,208
Total amortization expense	$359,409
Note I — Accrued Liabilities

	December 31,
(In thousands)	2022	2021
Accrued insurance costs	$87,298	$89,621
Deferred revenue	73,953	71,376
Taxes other than income	32,519	49,708
Accrued compensation	22,880	46,750
Accrued dividends	27,428	27,801
Accrued interest payable	24,309	11,993
Income taxes payable	8,034	—
Deferred compensation	8,025	10,349
Accrued legal settlement	7,650	22,500
Accrued other	28,528	32,610
Total Accrued liabilities	$320,624	$362,708

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note J — Income Taxes
For financial statement purposes, earnings before income taxes by source was comprised of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Domestic	$43,977	$176,042	$212,859
Foreign	17,494	18,262	9,920
Earnings before income taxes	$61,471	$194,304	$222,779
A reconciliation of the federal statutory rate of 21% to the effective rate follows:

	Year Ended December 31,
	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
Stock compensation	53.4%	11.6%	—%
State income taxes	13.4%	7.4%	2.8%
Effect of foreign operations	6.6%	2.0%	(0.3)%
Effect of current and prior year credits	(13.2)%	(2.4)%	(0.8)%
Change in unrecognized tax benefits	0.1%	(2.8)%	0.3%
Other permanent differences	0.9%	0.3%	(0.7)%
Prior year return to provision adjustments	1.7%	(0.2)%	1.1%
Benefit of CARES Act	—%	—%	(7.5)%
Valuation allowance	(3.0)%	(7.1)%	(9.3)%
Other, net	(1.0)%	0.8%	—%
Effective income tax rate	79.9%	30.6%	6.6%
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current expense (benefit)
Federal	$62,878	$(7,398)	$14,354
State	21,473	15,106	4,735
Foreign	4,570	3,690	1,608
Total current	88,921	11,398	20,697
Deferred (benefit) expense
Federal	(25,923)	56,716	12,576
State	(13,321)	(1,205)	(2,956)
Foreign	(563)	(7,545)	(15,653)
Total deferred	(39,807)	47,966	(6,033)
Total income tax expense	$49,114	$59,364	$14,664

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$27,059	$35,834
Accrued liabilities	55,527	48,659
Intangible assets	155,238	165,135
Lease obligations	81,412	73,819
Other assets including credits	8,804	12,157
Foreign tax credit carryforwards	2,991	7,696
Total deferred tax assets	331,031	343,300
Valuation allowance	(3,158)	(7,688)
Deferred tax assets, net	327,873	335,612
Deferred tax liabilities
Rental merchandise	(236,381)	(288,504)
Property assets	(16,415)	(20,094)
Lease assets	(79,725)	(72,458)
Other liabilities	(452)	(108)
Total deferred tax liabilities	(332,973)	(381,164)
Net deferred taxes	$(5,100)	$(45,552)
At December 31, 2022, we had net operating loss carryforwards of approximately $194 million for state, none for federal and $58 million for foreign jurisdictions. State net operating losses were partially offset by a valuation allowance. We also had federal, state and foreign tax credit carryforwards of approximately $8.3 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years between 2023 and 2041.
We file income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by various taxing authorities. We are currently under examination by certain Federal and state revenue authorities for the fiscal years 2012 through 2020. The following is a summary of all tax years that are open to examination.
•U.S. Federal - 2013 and forward
•U.S. States - 2011 and forward
•Foreign - 2013 and forward
We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our Consolidated Statement of Operations, Consolidated Balance Sheets, and statement of cash flows or earnings per share.
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. After review of the positive evidence generated during the year, we have determined no valuation allowance is required against Mexico net operating losses. A valuation allowance is still required related to certain tax credits and certain state net operating losses.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning unrecognized tax benefit balance	$6,536	$22,184	$24,208
Additions (reductions) based on tax positions related to current year	(474)	461	1,204
Additions for tax positions of prior years	21	4,119	45
Reductions for tax positions of prior years	(983)	(3,006)	(2,086)
Settlements	—	(17,222)	(1,187)
Ending unrecognized tax benefit balance	$5,100	$6,536	$22,184
Included in the balance of unrecognized tax benefits at December 31, 2022, is $1.4 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the year ended December 31, 2022, we recorded $0.3 million of interest income primarily related to the reversal of the accrual of interest for matters settled during the year in our favor, partially offset by interest expense of $0.3 million for remaining uncertain tax positions, both of which are excluded from the reconciliation of unrecognized tax benefits presented above.
The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations. This results in stranded tax effects in accumulated other comprehensive income at December 31, 2022. Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate. We did not exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 was recorded.
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
Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding senior debt, net in our Consolidated Balance Sheets. Remaining debt issuance costs incurred of $4.9 million were expensed and recorded to Other charges in our Consolidated Statement of Operations.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Consolidated Balance Sheets were approximately $16.4 million and $2.4 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $859.7 million at December 31, 2022. We had $90.0 million outstanding borrowings under our ABL Credit Facility at December 31, 2022 and borrowing capacity of $395.6 million.
We also utilize the ABL Credit Facility for the issuance of letters of credit. As of December 31, 2022, we have issued letters of credit in the aggregate outstanding amount of $64.4 million primarily relating to workers compensation insurance claims.
The senior debt facilities as of December 31, 2022 and 2021 are as follows:

		December 31, 2022			December 31, 2021
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Term Loan Facility	February 17, 2028	$875,000	$859,688	$—	$875,000	$868,438	$—
ABL Credit Facility(1)	February 17, 2026	550,000	90,000	395,621	550,000	290,000	173,616
Total		$1,425,000	949,688	$395,621	$1,425,000	1,158,438	$173,616
Unamortized debt issuance costs			(18,786)			(23,231)
Total senior debt, net			$930,902			$1,135,207
(1)Borrowing availability is net of issued letters of credit of approximately $64.4 million and $86.4 million for the years ended December 31, 2022 and 2021, respectively
Term Loan Credit Agreement
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. The total interest rate on the Term Loan Facility was 7.69% at December 31, 2022. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at December 31, 2022 was 5.82%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. The commitment fee at December 31, 2022 was 0.375%. We paid $3.0 million of commitment fees during the twelve months ended December 31, 2022.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the documentation governing the ABL Credit Facility. The fixed charge coverage ratio as of December 31, 2022 was 1.17 to 1.00.
The documentation governing the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of December 31, 2022, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2022 for each of the years ending December 31:

(in thousands)	Term Loan Facility	ABL Credit Facility	Total
2023	$8,750	$—	$8,750
2024	8,750	—	8,750
2025	8,750	—	8,750
2026	8,750	90,000	98,750
2027	8,750	—	8,750
Thereafter	815,938	—	815,938
Total senior debt	$859,688	$90,000	$949,688

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note L — Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of December 31, 2022, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Consolidated Balance Sheets was approximately $12.0 million.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima Holdings, the former owners of Acima Holdings agreed to indemnify Upbound Group, Inc. for certain losses arising after the consummation of the transaction with respect to the CID and certain pre-closing taxes. The indemnification obligations of the former owners of Acima Holdings are limited to an indemnity holdback in the aggregate amount of $50 million, which was escrowed at the closing of the transaction, and will be Upbound Group, Inc.’s sole recourse against the former owners of Acima Holdings with respect to all of the indemnifiable claims under the definitive transaction agreement. In respect of certain pre-closing taxes, a portion of the escrowed funds were released to Acima Holdings’ former owners on the first business day following the date that was 18 months after the closing date of the transaction, in accordance with the definitive agreement. In respect of the CID, other than with respect to any then-pending or unresolved claims for indemnification submitted by Upbound Group, Inc., remaining escrowed funds of $45 million will be released on the earlier of February 17, 2024 and the date on which a final determination is entered providing for a resolution of the matters regarding the CID.
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
California Attorney General. The California Attorney General (the “CAG”) issued an investigative subpoena in 2018 seeking information with respect to certain of our Acceptance Now business practices (now part of the Acima segment). In November 2021, the parties reached an agreement in principle regarding the resolution of this matter. On August 2, 2022, the parties finalized the settlement of this matter, which includes a proposed final judgment for approval by the Superior Court of the State of California. In the agreement and in consideration of the final resolution of this matter, we agreed to pay a total of $15.5 million in restitution to consumers and civil penalties along with certain injunctive provisions, including (1) in the case of rental-purchase transactions in California originating through a third-party host retailer, not to charge a cash price on the rental-purchase agreement that is greater than the cash price offered to the consumer by the host retailer, and (2) to implement certain additional customer disclosures, employee training and other compliance requirements and restrictions as set forth in the stipulated agreement. We did not admit to any violations of law or any wrongdoing. Although we disagree with the CAG’s interpretation of the relevant California statutory language regarding the definition of “cash price”, we entered into the agreement to avoid the expense, risk and distractions associated with potential protracted litigation. The agreed upon settlement amount of $15.5 million was paid in August 2022.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investigation and is currently in the process of producing requested information. No specific allegations have been made against Acima pursuant to the investigation. We are currently unable to predict the eventual scope, timing or outcome of this matter.
Note N — Other Charges
Acima Holdings Acquisition. As described in Note B, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the twelve months ended December 31, 2022 and 2021, we recognized approximately $143.2 million and $127.1 million in stock compensation expense related to these restricted stock agreements, respectively.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the twelve months ended December 31, 2022 and 2021, we recognized approximately $64.9 million and $101.7 million in amortization expense and $15.9 million and $13.2 million in incremental depreciation expense related to these assets, respectively.
During the twelve months ended December 31, 2022 and 2021 we recognized approximately $0.2 million and $17.7 million in transaction costs associated with the closing of the transaction, respectively.
During the twelve months ended December 31, 2021 we recognized approximately $10.3 million in post-acquisition integration costs, including $5.1 million in inventory losses, $3.7 million in employee severance, and $1.5 million in other integration costs, including reorganization advisory fees.
Activity with respect to Other charges for the years ended December 31, 2022 and 2021 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2020	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2021	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2022
Cash:
Acima Holdings transaction costs	$5,005	$17,680	$(22,685)	$—	$187	$(187)	$—
Acima Holdings integration costs	—	6,572	(6,572)	—	—	—	—
Labor reduction costs(1)	344	3,751	(2,502)	1,593	4,983	(4,374)	2,202
Other cash charges(2)	—	658	(658)	—	406	(406)	—
Total cash charges	$5,349	28,661	$(32,417)	$1,593	5,576	$(4,967)	$2,202
Non-cash:
Acima Holdings restricted stock agreements(3)		127,060			143,210
Depreciation and amortization of acquired assets(4)		114,959			80,792
Asset impairments(5)		1,572			6,764
Other(6)		17,661			(1,059)
Total other charges		$289,913			$235,283
(1) Represents charges incurred for employee severance.
(2) Represents shutdown and holding expenses related to store closures.
(3) Represents stock compensation expense related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition proceeds subject to vesting restrictions, as described in Note B and Note O.
(4) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings as described in Note B.
(5) Asset impairments primarily represent impairment of software assets 2022. Asset impairments in 2021 includes store damage related to Hurricane Ida.
(6) Includes $17.5 million in legal settlement reserves and $0.2 million in state sales tax assessment reserves for 2021. Amounts accrued for potential settlements do not represent our maximum loss exposure. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be significantly different than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings.
Note O — Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors. Our plans consist of the 2021 Long-Term Incentive Plan (the “2021 Plan”), the 2016 Long-Term Incentive Plan (the “2016 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which are collectively known as the

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Plans.” All Plans prior to the 2021 Plan were previously expired upon approval of the superseding Plan, and any shares available for grant under the respective plans were canceled at the time of expiration.
On June 8, 2021, at the 2021 Annual Meeting of Stockholders, the stockholders approved the 2021 Plan. The 2021 Plan authorizes the issuance of a total of 5,000,000 shares of common stock. Any shares of common stock granted in connection with 2021 Plan awards will be counted against this limit as one share. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2021 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock. As of December 31, 2022 and 2021, there were 1,002,638 and 100,822 shares allocated to equity awards outstanding in the 2021 Plan, respectively.
Under the previously expired 2016 Plan, there were 1,226,875 and 2,184,396 shares, respectively, allocated to equity awards outstanding as of December 31, 2022 and 2021, respectively, in the 2016 Plan. The 2016 Plan expired on June 8, 2021 upon approval of the 2021 Plan.
Under the previously expired 2006 Plan and Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) there were 63,156 and 83,757 shares as of December 31, 2022 and 2021, respectively, allocated to outstanding equity awards under the 2006 Plan, and 47,827 and 63,065 shares as of December 31, 2022 and 2021, respectively, allocated to outstanding equity awards under the Equity Incentive Plan. The 2006 Plan and Equity Incentive Plan previously expired in 2016. Outstanding equity awards under these plans represent vested options that will expire at various times through 2026, unless exercised or canceled prior to the expiration date.
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
Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock options	$1,327	$2,001	$1,878
Restricted share units(1)	158,031	145,553	10,406
Total stock-based compensation expense	159,358	147,554	12,284
Tax benefit recognized in the statements of earnings	3,391	4,304	3,062
Stock-based compensation expense, net of tax	$155,967	143,250	$9,222
(1) Includes expense of $143.2 million and $127.1 million for the twelve months ended December 31, 2022 and 2021, respectively in stock compensation expense related to 8,096,595 common shares issued to the former owners of Acima, as part of the Aggregate Stock Consideration subject to restricted stock agreements, and recorded to Other charges in our Consolidated Statements of Operations. Shares issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings were not issued under the authorization of the 2021 Plan or any prior approved long-term incentive plan described above. See Note B and Note N for additional information.
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $1.3 million with a weighted average number of years to vesting of 1.52 at December 31, 2022.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information with respect to stock option activity related to the Plans for the year ended December 31, 2022 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2022	1,121,489	$22.68
Granted	—	—
Exercised	(108,701)	16.43
Forfeited	(97,930)	28.64
Expired	(60,519)	29.80
Balance outstanding at December 31, 2022	854,339	$22.29	5.37	$3,594

Exercisable at December 31, 2022	610,844	$19.82	19.82	$3,453
The intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $1.4 million, $14.3 million, and $5.8 million, respectively, resulting in tax benefits of $0.5 million, $5.0 million, and $2.0 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statements of Cash Flows.
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. There were no options granted in 2022. The weighted average grant date fair value and weighted average assumptions used in the option pricing models for 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Weighted average grant date fair value	$14.94	$7.28
Weighted average risk free interest rate	0.49%	0.93%
Weighted average expected dividend yield	2.87%	4.75%
Weighted average expected volatility	50.29%	49.44%
Weighted average expected life (in years)	4.62	4.62
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2022(1)	9,209,257	$50.33
Granted	1,224,764	25.50
Vested(2)	(4,711,403)	48.99
Forfeited (3)	(545,133)	41.41
Balance outstanding at December 31, 2022(1)	5,177,485	$46.63
(1) Includes 7,898,706 and 3,691,328 outstanding shares at January 1, 2022 and December 31, 2022 related to RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, described further in Note B, which were not issued under the authorization of the 2021 Plan or any previously approved long-term incentive plan described above.
(2) Includes 4,180,193 shares vested during 2022 as part of RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, as described above.
(3) Includes 27,185 shares forfeited during 2022 as part of RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, as described above.
Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2022, was approximately $169.2 million expected to be recognized over a weighted average period of 1.24 years.
Note P — Deferred Compensation Plan
The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in their 401(k) Retirement Savings Plan ("the "401(k) Plan"). We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a two-year vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, we made matching cash contributions of approximately $120 thousand, $170 thousand, and $160 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2022, 2021 and 2020. The deferred compensation plan assets and liabilities were approximately $8.0 million and $10.4 million as of December 31, 2022 and 2021, respectively.
Note Q — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) Plan. Employer matching contributions are subject to a two-year vesting schedule based on the participant's years of service with us. For the years ended December 31, 2022, 2021 and 2020, we made matching cash contributions of $6.0 million, $6.4 million, and $5.5 million, respectively, which represents 50% of the employees’ contributions to the 401(k) Plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) Plan, up to specified limitations and in accordance with applicable law. As of December 31, 2022 and 2021, 3.7% and 6.9%, respectively, of the total plan assets consisted of our common stock.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2022 and December 31, 2021, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at December 31, 2022:

	December 31, 2022
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$365,040	$(84,960)
Note S — Stock Repurchase Plan
In early December 2021, our Board of Directors authorized a new stock repurchase program for up to $500.0 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. During 2022, 3,536,799 shares of our common stock were repurchased for an aggregate purchase price of approximately $75.1 million under the December 2021 Program, which has approximately $285.0 million remaining under the current authorization available for repurchases. During 2021, 2,829,700 shares of our common stock were repurchased for an aggregate purchase price of approximately $140.0 million under the December 2021 Program. Under previous repurchase programs, 5,069,108 shares of our common stock were repurchased for an aggregate purchase price of $250.0 million during 2021. During 2020, 1,463,377 shares of our common stock were repurchased for an aggregate purchase prices of $26.6 million under previous repurchase programs.

UPBOUND GROUP, INC. AND SUBSIDIARIES
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
We report financial operating performance under four operating segments. To better reflect our current strategic focus, our retail partner business operations are now reported as the Acima segment (formerly Preferred Lease), which includes our virtual and staffed business models; and our Rent-A-Center Business segment~~,~~ which operates our company-owned stores and e-commerce platform through rentacenter.com. In addition, we report operating results for our Mexico and Franchising segments. Reportable segments and their respective operations are defined as follows.
Our Rent-A-Center Business segment primarily operates lease-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 48 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets and other intangible assets.
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
Segment information as of and for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Rent-A-Center Business	$1,949,864	$2,037,849	$1,852,641
Acima	2,110,320	2,328,089	810,151
Mexico	64,880	61,403	50,583
Franchising	120,328	156,110	100,816
Total revenues	$4,245,392	$4,583,451	$2,814,191

	Year Ended December 31,
(In thousands)	2022	2021	2020
Gross profit
Rent-A-Center Business	$1,372,863	$1,433,536	$1,294,695
Acima	632,244	728,852	321,110
Mexico	45,812	43,117	35,665
Franchising	28,613	29,507	20,682
Total gross profit	$2,079,532	$2,235,012	$1,672,152

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating profit
Rent-A-Center Business	$334,525	$448,905	$333,379
Acima	151,301	176,496	57,847
Mexico	6,267	7,858	5,798
Franchising	19,124	20,321	12,570
Total segments	511,217	653,580	409,594
Corporate(1)	(362,679)	(373,041)	(172,258)
Total operating profit	$148,538	$280,539	$237,336
(1) Includes stock compensation expense of $143.2 million and $127.1 million for the twelve months ended December 31, 2022 and 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note N.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Depreciation, amortization and write-down of intangibles
Rent-A-Center Business	$20,526	$18,588	$19,912
Acima(1)	1,928	2,122	2,066
Mexico	711	511	413
Franchising	146	93	40
Total segments	23,311	21,314	22,431
Corporate(2)	29,768	33,516	34,227
Total depreciation, amortization and write-down of intangibles	$53,079	$54,830	$56,658
(1) Excludes amortization expense of approximately $64.9 million and $101.7 million for the twelve months ended December 31, 2022 and 2021, respectively, recorded to Other charges in the Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note N for additional information.
(2) Excludes depreciation expense of approximately $15.9 million and $13.2 million for the twelve months ended December 31, 2022 and 2021, respectively, recorded to Other charges in the Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition. See Note N for additional information.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Capital expenditures
Rent-A-Center Business	$36,682	$23,139	$14,869
Acima	244	1,045	161
Mexico	1,590	1,032	392
Franchising	332	—	—
Total segments	38,848	25,216	15,422
Corporate	22,539	37,234	19,123
Total capital expenditures	$61,387	$62,450	$34,545

	December 31,
(In thousands)	2022	2021	2020
On rent rental merchandise, net
Rent-A-Center Business	$465,095	$477,901	$444,945
Acima	503,795	676,279	299,660
Mexico	20,979	18,844	18,281
Total on rent rental merchandise, net	$989,869	$1,173,024	$762,886

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(In thousands)	2022	2021	2020
Held for rent rental merchandise, net
Rent-A-Center Business	$124,117	$123,111	$136,219
Acima	373	626	2,228
Mexico	10,469	9,247	7,819
Total held for rent rental merchandise, net	$134,959	$132,984	$146,266

	December 31,
(In thousands)	2022	2021	2020
Assets by segment
Rent-A-Center Business	$1,067,875	$1,026,886	$999,252
Acima	1,198,879	1,476,752	389,650
Mexico	51,225	41,669	42,278
Franchising	18,194	15,412	14,729
Total segments	2,336,173	2,560,719	1,445,909
Corporate	427,446	432,608	305,071
Total assets	$2,763,619	$2,993,327	$1,750,980

	December 31,
(In thousands)	2022	2021	2020
Assets by country
United States	$2,712,394	$2,951,658	$1,708,702
Mexico	51,225	41,669	42,278
Total assets	$2,763,619	$2,993,327	$1,750,980

	Year Ended December 31,
(In thousands)	2022	2021	2020
Rentals and fees by inventory category
Furniture and accessories	$1,323,437	$1,542,003	$1,028,876
Consumer electronics	482,959	435,004	358,931
Appliances	439,309	426,316	322,261
Wheels and tires	308,618	280,132	—
Jewelry	194,123	146,477	—
Computers	129,577	155,313	119,015
Smartphones	52,803	61,058	59,205
Other products and services	444,627	476,150	374,803
Total rentals and fees	$3,375,453	$3,522,453	$2,263,091

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenue by country
United States	$4,180,512	$4,522,048	$2,763,608
Mexico	64,880	61,403	50,583
Total revenues	$4,245,392	$4,583,451	$2,814,191

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note U — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net earnings	$12,357	$134,940	$208,115
Denominator:
Weighted-average shares outstanding	53,850	57,053	54,187
Effect of dilutive stock awards	5,116	9,786	1,567
Weighted-average dilutive shares	58,966	66,839	55,754

Basic earnings per share	$0.23	$2.37	$3.84
Diluted earnings per share	$0.21	$2.02	$3.73
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	80	32	1
Anti-dilutive performance share units	197	107	3
Anti-dilutive stock options	448	295	949

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)
Our independent registered public accounting firm is Ernst & Young, LLP, Dallas, TX, Auditor Firm ID: 42.

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Upbound Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

3.4
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated February 21,2023 (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of February 22,2023.)

3.5	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of February 22,2023.)

3.6
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

10.44
First Amendment to ABL Credit Agreement, dated as of August 10, 2022, by and among Rent-A-Center, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q on November 3, 2022.)

21.1*	Subsidiaries of Rent-A-Center, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPBOUND GROUP, INC.

By:	/s/ MITCHELL E. FADEL
Mitchell E. Fadel
Chief Executive Officer
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Mitchell E. Fadel

/s/ FAHMI W. KARAM	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
Fahmi W. Karam

/s/ JEFFREY J. BROWN	Director	February 24, 2023
Jeffrey J. Brown

/s/ CHRISTOPHER B. HETRICK	Director	February 24, 2023
Christopher B. Hetrick

/s/ HAROLD LEWIS	Director	February 24, 2023
Harold Lewis

/s/ GLENN P. MARINO	Director	February 24, 2023
Glenn P. Marino

/s/ CAROL A. MCFATE	Director	February 24, 2023
Carol A. McFate

/s/ JEN YOU	Director	February 24, 2023
Jen You