Form 10-Q
period 2023-03-31
UPBOUND GROUP, INC.
filed 2023-05-04
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.01 par value	UPBD	The Nasdaq Stock Market
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2023:

Class	Outstanding
Common stock, $.01 par value	55,933,492

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(in thousands, except per share data)
Revenues
Store
Rentals and fees	$806,717	$883,047
Merchandise sales	162,989	232,881
Installment sales	15,847	17,089
Other	1,445	1,290
Total store revenues	986,998	1,134,307
Franchise
Merchandise sales	22,827	18,521
Royalty income and fees	6,236	6,894
Total revenues	1,016,061	1,159,722
Cost of revenues
Store
Cost of rentals and fees	297,146	338,633
Cost of merchandise sold	184,260	250,331
Cost of installment sales	5,619	5,921
Total cost of store revenues	487,025	594,885
Franchise cost of merchandise sold	22,772	18,742
Total cost of revenues	509,797	613,627
Gross profit	506,264	546,095
Operating expenses
Store expenses
Labor	156,489	166,603
Other store expenses	196,711	227,369
General and administrative expenses	47,726	56,403
Depreciation and amortization	12,881	14,529
Other charges	127,570	70,148
Total operating expenses	541,377	535,052
Operating (loss) profit	(35,113)	11,043
Interest expense	28,100	18,970
Interest income	(420)	(45)
Loss before income taxes	(62,793)	(7,882)
Income tax benefit	(110,123)	(3,645)
Net earnings (loss)	$47,330	$(4,237)
Basic earnings (loss) per common share	$0.86	$(0.08)
Diluted earnings (loss) per common share	$0.84	$(0.08)
Cash dividends declared per common share	$0.34	$0.34
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net earnings (loss)	$47,330	$(4,237)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $825 and $176 for the three months ended March 31, 2023 and 2022, respectively	3,104	661
Total other comprehensive income	3,104	661
Comprehensive income (loss)	$50,434	$(3,576)
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$171,698	$144,141
Receivables, net of allowance for doubtful accounts of $12,937 and $13,214 in 2023 and 2022, respectively	101,772	111,865
Prepaid expenses and other assets	44,833	46,070
Rental merchandise, net
On rent	943,487	989,869
Held for rent	126,762	134,959
Merchandise held for installment sale	6,105	6,988
Property assets, net of accumulated depreciation of $592,048 and $576,675 in 2023 and 2022, respectively	287,961	295,371
Operating lease right-of-use assets	300,731	302,311
Deferred tax asset	123,111	82,886
Goodwill	289,750	289,750
Other intangible assets, net	344,915	359,409
Total assets	$2,741,125	$2,763,619
LIABILITIES
Accounts payable – trade	$118,655	$155,449
Accrued liabilities	319,675	320,624
Operating lease liabilities	304,063	305,556
Deferred tax liability	—	87,986
Senior debt, net	889,950	930,902
Senior notes, net	438,440	437,956
Total liabilities	2,070,783	2,238,473
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,286,720 and 125,028,169 shares issued in March 31, 2023 and December 31, 2022, respectively	1,112	1,080
Additional paid-in capital	1,411,892	1,298,094
Retained earnings	1,105,451	1,077,189
Treasury stock at cost, 69,354,651 shares in March 31, 2023 and December 31, 2022	(1,840,591)	(1,840,591)
Accumulated other comprehensive loss	(7,522)	(10,626)
Total stockholders' equity	670,342	525,146
Total liabilities and stockholders' equity	$2,741,125	$2,763,619
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net Earnings	—	—	—	47,330	—	—	47,330
Other comprehensive income	—	—	—	—	—	3,104	3,104
Exercise of stock options	55	1	683	—	—	—	684
Vesting of restricted share units, net of shares withheld for employee taxes	204	31	(31)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,535)	—	—	—	(2,535)
Stock-based compensation	—	—	115,681	—	—	—	115,681
Dividends declared	—	—	—	(19,068)	—	—	(19,068)
Balance at March 31, 2023	125,287	$1,112	$1,411,892	$1,105,451	$(1,840,591)	$(7,522)	$670,342

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net loss	—	—	—	(4,237)	—	—	(4,237)
Other comprehensive income	—	—	—	—	—	661	661
Exercise of stock options	22	1	476	—	—	—	477
Vesting of restricted share units, net of shares withheld for employee taxes	424	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(8,466)	—	—	—	(8,466)
Stock-based compensation	—	—	41,410	—	—	—	41,410
Dividends declared	—	—	—	(20,063)	—	—	(20,063)
Balance at March 31, 2022	124,844	$1,070	$1,179,925	$1,119,347	$(1,765,574)	$(11,710)	$523,058
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(in thousands)
Cash flows from operating activities
Net earnings (loss)	$47,330	$(4,237)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	288,434	327,439
Bad debt expense	5,861	4,973
Stock-based compensation expense	115,681	41,410
Depreciation of property assets	16,609	18,247
Loss on sale or disposal of property assets	332	4,341
Amortization of intangibles	14,506	22,373
Amortization of financing fees	1,574	1,562
Deferred income taxes	(129,065)	(16,607)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(232,944)	(165,303)
Receivables	4,232	220
Prepaid expenses and other assets	1,237	15,997
Operating lease right-of-use assets and lease liabilities	87	(3,259)
Accounts payable – trade	(36,795)	(4,951)
Accrued liabilities	8,338	(36,914)
Net cash provided by operating activities	105,417	205,291
Cash flows from investing activities
Purchase of property assets	(9,534)	(16,403)
Proceeds from sale of property assets	3	6
Acquisitions of businesses	(39)	(324)
Net cash used in investing activities	(9,570)	(16,721)
Cash flows from financing activities
Exercise of stock options	684	477
Shares withheld for payment of employee tax withholdings	(2,535)	(8,467)
Repayments of debt	(42,042)	(172,188)
Dividends paid	(25,515)	(21,105)
Net cash used in financing activities	(69,408)	(201,283)
Effect of exchange rate changes on cash	1,118	64
Net increase (decrease) in cash and cash equivalents	27,557	(12,649)
Cash and cash equivalents at beginning of period	144,141	108,333
Cash and cash equivalents at end of period	$171,698	$95,684
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Upbound Group, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. However, uncertainties, including those related to recent macroeconomic trends or other factors, may affect certain estimates and assumptions inherent in the financial reporting process, which may impact reported amounts of assets and liabilities in future periods and cause actual results to differ from those estimates.
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Upbound Group, Inc. (formerly Rent-A-Center, Inc.) and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company”, “we,” “us” and “our” refer to the consolidated business operations of Upbound Group and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center Business, Acima, Mexico, and Franchising.
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
Our Acima segment, which operates in the United States and Puerto Rico, and includes the operations of Acima Holdings and certain locations previously operating under our Preferred Lease brand, generally offers the lease-to-own transaction to consumers who do not qualify for financing from the traditional retailer through staffed or unstaffed kiosks located within such retailer’s locations, or other virtual options. Virtual locations employ a virtual solution where customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Upbound Group, Inc., is a franchisor of lease-to-own stores. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2- Revenues
The following tables disaggregate our revenue:

	Three Months Ended March 31, 2023
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$426,069	$364,165	$16,483	$—	$806,717
Merchandise sales	42,788	119,371	830	—	162,989
Installment sales	15,847	—	—	—	15,847
Other	304	311	117	713	1,445
Total store revenues	485,008	483,847	17,430	713	986,998
Franchise
Merchandise sales	—	—	—	22,827	22,827
Royalty income and fees	—	—	—	6,236	6,236
Total revenues	$485,008	$483,847	$17,430	$29,776	$1,016,061

	Three Months Ended March 31, 2022
	Rent-A-Center Business	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$442,695	$425,471	$14,881	$—	$883,047
Merchandise sales	58,294	173,783	804	—	232,881
Installment sales	17,089	—	—	—	17,089
Other	427	123	27	713	1,290
Total store revenues	518,505	599,377	15,712	713	1,134,307
Franchise
Merchandise sales	—	—	—	18,521	18,521
Royalty income and fees	—	—	—	6,894	6,894
Total revenues	$518,505	$599,377	$15,712	$26,128	$1,159,722
Lease Purchase Agreements
Rent-A-Center Business, Acima, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to lease-to-own agreements, which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. At the expiration of each lease term, customers may renew the lease-to-own agreement for the next lease term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required lease terms. Customers can terminate the lease-to-own agreement at the end of any lease term without penalty. Therefore, lease-to-own agreements are accounted for as operating leases.
Lease payments received at our Rent-A-Center Business stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores must be prepaid in advance of the next lease term. Under the Acima Holdings business model, revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note 3 for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At March 31, 2023 and December 31, 2022, we had $49.0 million and $54.9 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
merchandise in our Rent-A-Center Business, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Consolidated Statement of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
We also offer additional product plans along with our lease-to-own agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost, and payment insurance in the event eligible customers become unemployed. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At March 31, 2023 and December 31, 2022, we had $1.7 million and $2.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2023 and December 31, 2022, we had $3.2 million and $3.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 3 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for each of the three months ended March 31, 2023 and 2022 was $3.0 million and $3.1 million, respectively.
Trade and notes receivables consist of amounts due from our lease-to-own customers for lease renewal payments and past due uncollected lease payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
obligations; and other corporate related receivables. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Installment sales receivables	$67,035	$69,550
Trade and notes receivables(1)	47,674	55,529
Total receivables	114,709	125,079
Less allowance for doubtful accounts(2)	(12,937)	(13,214)
Total receivables, net of allowance for doubtful accounts	$101,772	$111,865
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $21.9 million and $28.7 million at March 31, 2023 and December 31, 2022, respectively.
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
The allowance for doubtful accounts related to Franchising trade and notes receivables was $0.9 million and $1.2 million, and the allowance for doubtful accounts related to installment sales receivables was $12.0 million at both March 31, 2023 and December 31, 2022.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	March 31, 2023
Beginning allowance for doubtful accounts	$13,214
Bad debt expense(1)	5,861
Accounts written off, net of recoveries	(6,138)
Ending allowance for doubtful accounts	$12,937
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 4 - Leases
We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2038. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three years to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
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
Operating lease costs are recorded on a straight-line basis within other store expenses in our Condensed Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost included in Other store expenses(1)(2)	$31,337	$31,594
Operating lease cost included in Other charges(2)	—	23
Sublease receipts	(1,260)	(2,165)
Total operating lease charges	$30,077	$29,452
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $9.4 million and $8.7 million for the three months ended March 31, 2023 and 2022, respectively.
Supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$26,523	$26,090
Cash paid for short-term operating leases not included in operating lease liabilities	4,550	4,861
Right-of-use assets obtained in exchange for new operating lease liabilities	19,416	28,638
Weighted-average discount rate and weighted-average remaining lease term:

(in thousands)	March 31, 2023	December 31, 2022
Weighted-average discount rate(1)	7.3%	7.0%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at March 31, 2023:

(in thousands)	Operating Leases
2023	$80,631
2024	94,594
2025	76,210
2026	51,674
2027	30,786
Thereafter	22,424
Total undiscounted operating lease liabilities	356,319
Less: Interest	(52,256)
Total present value of operating lease liabilities	$304,063
Note 5 - Income Taxes
The effective tax rate was 175.4% for the three months ended March 31, 2023, compared to 46.2% for the corresponding period in 2022. The effective tax rate for the three months ended March 31, 2023 was primarily attributable to the tax impact of accelerated stock compensation expense recognized for the three months ended March 31, 2023 related to restricted stock

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
agreements issued to the former owners of Acima Holdings upon acquisition of Acima Holdings, as described further in Note 11 below. For tax purposes, restricted stock units subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and will be amortized over a period of 15 years.
Note 6 - Senior Debt
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
In connection with the execution of the First Amendment, and in accordance with ASC Topic 470, “Debt”, we recorded approximately $5.4 million in write-offs of unamortized debt issuance costs and original issue discount previously capitalized upon the issuance of the Term Loan Facility on February 17, 2021.
On August 10, 2022, we entered into a First Amendment to the ABL Credit Facility, effective as of August 10, 2022. The amendment effected the replacement of LIBOR with Term Secured Overnight Financing Rate (“Term SOFR”) as the benchmark rate of interest thereunder.
As of March 31, 2023, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $15.3 million and $2.3 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $817.6 million at March 31, 2023. In addition, we had $90.0 million of outstanding borrowings under our ABL Credit Facility at March 31, 2023 and borrowing capacity of $397.1 million, net of outstanding borrowings and issued letters of credit of approximately $62.9 million, primarily relating to workers compensation insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin of 3.25%, subject to a 0.50% LIBOR floor. The total interest rate on the Term Loan Facility was 8.125% at March 31, 2023. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries to create certain liens and enter into certain sale and lease-back

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the Term Loan.
In the event our Consolidated Secured Leverage Ratio (as such term is defined in the Term Loan Facility credit agreement) exceeds 1:1, we are required to prepay the loans under the Term Loan Facility by a percentage of annual excess cash flow, as more fully described in the Term Loan Facility credit agreement. We made mandatory excess cash flow prepayments of approximately $42.6 million, including $0.6 million in accrued interest, in March 2023, relating to results for the year ended December 31, 2022.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at March 31, 2023 was 6.635%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at March 31, 2023 was 0.375%. We paid $0.7 million of commitment fees during the first quarter of 2023.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the ABL Credit Facility. The fixed charge coverage ratio as of March 31, 2023 was 1.16 to 1.00.
The governing documents of the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of March 31, 2023, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2023 for each of the years ending December 31:

(in thousands)	Term Loan Facility(1)	ABL Credit Facility	Total
2023	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	90,000	90,000
2027	1,708	—	1,708
Thereafter	815,938	—	815,938
Total senior debt	$817,646	$90,000	$907,646
(1) Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of March 31, 2023, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Condensed Consolidated Balance Sheets was approximately $11.6 million.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2023 and December 31, 2022, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at March 31, 2023:

	March 31, 2023
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$376,875	$(73,125)
Note 9 - Other Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the three months ended March 31, 2023 and 2022, we recognized approximately $109.5 million and $36.6 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the three months ended March 31, 2023 and 2022, we recognized approximately $14.2 million and $22.1 million in amortization expense, respectively, related acquired intangible assets. We also recognized approximately $4.0 million in incremental depreciation expense related to acquired technology assets in both the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2022, we recognized approximately $0.2 million in transaction costs associated with the closing of the transaction.
Activity with respect to Other charges for the three months ended March 31, 2023 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2022	Charges & Adjustments	Payments & Adjustments	Accrued Charges at March 31, 2023
Cash charges:
Labor reduction costs(1)	2,202	—	(768)	1,434
Total cash charges	$2,202	—	$(768)	$1,434
Non-cash charges:
Acima Holdings restricted stock agreements(2)		109,473
Depreciation and amortization of acquired assets(3)		18,234
Other		(137)
Total other charges		$127,570
(1) Represents charges incurred and payments for employee severance.
(2) Represents stock compensation expense related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition proceeds subject to vesting restrictions, as described in Note 11.
(3) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings in 2021.

UPBOUND GROUP, INC. AND SUBSIDIARIES
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
Segment information as of and for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues
Rent-A-Center Business	$485,008	$518,505
Acima	483,847	599,377
Mexico	17,430	15,712
Franchising	29,776	26,128
Total revenues	$1,016,061	$1,159,722

	Three Months Ended March 31,
(in thousands)	2023	2022
Gross profit
Rent-A-Center Business	$331,725	$363,380
Acima	155,144	164,228
Mexico	12,391	11,101
Franchising	7,004	7,386
Total gross profit	$506,264	$546,095

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating (loss) profit
Rent-A-Center Business	$68,961	$100,176
Acima	53,870	9,600
Mexico	995	2,066
Franchising	4,760	4,790
Total segments	128,586	116,632
Corporate(1)	(163,699)	(105,589)
Total operating (loss) profit	$(35,113)	$11,043
(1) Includes stock compensation expense of $109.5 million and $36.6 million recognized for the three months ended March 31, 2023 and 2022, respectively, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 11.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation and amortization
Rent-A-Center Business	$4,970	$6,413
Acima(1)	427	582
Mexico	242	149
Franchising	38	37
Total segments	5,677	7,181
Corporate(2)	7,204	7,348
Total depreciation and amortization	$12,881	$14,529
(1) Excludes amortization expense of approximately $14.2 million and $22.1 million for the three months ended March 31, 2023 and 2022, respectively, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.
(2) Excludes depreciation expense of approximately $4.0 million for both the three months ended March 31, 2023 and 2022, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.

	Three Months Ended March 31,
(in thousands)	2023	2022
Capital expenditures
Rent-A-Center Business	$2,977	$13,408
Acima	58	46
Mexico	716	222
Franchising	1	112
Total segments	3,752	13,788
Corporate	5,782	2,615
Total capital expenditures	$9,534	$16,403

(in thousands)	March 31, 2023	December 31, 2022
On rent rental merchandise, net
Rent-A-Center Business	$450,162	$465,095
Acima	472,550	503,795
Mexico	20,775	20,979
Total on rent rental merchandise, net	$943,487	$989,869

(in thousands)	March 31, 2023	December 31, 2022
Held for rent rental merchandise, net
Rent-A-Center Business	$116,936	$124,117
Acima	605	373
Mexico	9,221	10,469
Total held for rent rental merchandise, net	$126,762	$134,959

(in thousands)	March 31, 2023	December 31, 2022
Assets by segment
Rent-A-Center Business	$1,003,245	$1,067,875
Acima	1,135,502	1,198,879
Mexico	53,854	51,225
Franchising	18,009	18,194
Total segments	2,210,610	2,336,173
Corporate	530,515	427,446
Total assets	$2,741,125	$2,763,619

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 11 - Common Stock and Stock-Based Compensation
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. No shares of our common stock were repurchased during the three months ended March 31, 2023 or 2022, and approximately $285.0 million are remaining under the current authorization available for repurchases at March 31, 2023.
We recognized $6.2 million and $4.9 million in compensation expense related to stock awards issued under the Rent-A-Center, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we granted approximately 599,397 market-based performance units and 340,546 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2023 was $32.30 and $26.18, respectively.
In connection with the acquisition of Acima Holdings, LLC in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, are recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to Other charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $109.5 million and $36.6 million in stock compensation expense related to these restricted stock agreements during the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense recognized during the three months ended March 31, 2023 for these restricted stock agreements included $78.4 million attributable to the acceleration of vesting provisions, primarily related to Aaron Allred's transition from Executive Vice President of Acima to an advisory role.
Note 12 - Contingencies
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
New York Attorney General. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020 seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. Acima received a second subpoena from the NYAG in August 2021. Since receiving the subpoenas, we have cooperated with the NYAG in connection with its investigation. In March 2023, the NYAG provided Acima with an initial proposed assurance of discontinuance alleging violations of certain consumer laws and seeking injunctive provisions regarding certain business practices, compliance requirements and unspecified payment amounts for restitution and civil penalties. We are continuing to cooperate and discuss resolution of this matter with the NYAG. We are currently unable to predict the ultimate timing or outcome of the NYAG investigation.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 13 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net earnings (loss)	$47,330	$(4,237)
Denominator:
Weighted-average shares outstanding	55,157	53,751
Effect of dilutive stock awards(1) (2)	1,280	—
Weighted-average dilutive shares	56,437	53,751

Basic earnings (loss) per common share	$0.86	$(0.08)
Diluted earnings (loss) per common share(1) (2)	$0.84	$(0.08)
Anti-dilutive securities excluded from diluted earnings (loss) per common share:
Anti-dilutive restricted share units	336	5,959
Anti-dilutive performance share units	790	984
Anti-dilutive stock options	418	1,068
(1) Weighted-average dilutive shares outstanding for the three months ended March 31, 2023 and 2022, includes approximately 0.7 million and 5.2 million common shares, respectively, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
(2) There was no dilutive effect to the loss per common share for the three months ended March 31, 2022 due to the net loss incurred for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macro-economic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, and other statements that are not historical facts.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
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
•the impact of the COVID-19 pandemic and subsequent post pandemic impacts and related government and regulatory restrictions issued to combat the pandemic, including adverse changes in such restrictions, the expiration of governmental stimulus programs, and impacts on (i) demand for our lease-to-own products offered in our operating segments, (ii) our Acima retail partners, (iii) our customers and their willingness and ability to satisfy their lease obligations, (iv) our suppliers' ability to satisfy our merchandise needs and related supply chain disruptions, (v) our employees, including our ability to adequately staff our operating locations, (vi) our financial and operational performance, and (vii) our liquidity;
•the general strength of the economy and other economic conditions affecting consumer preferences and spending, including the availability of credit to our target consumers and to other consumers, impacts from the continued inflation, central bank monetary policy initiatives to address inflation concerns, and possible recession or slowdown in economic growth;
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
•impairment of our goodwill or other intangible assets;
•disruptions in our supply chain;
•limitations of, or disruptions in, our distribution network;
•rapid inflation or deflation in the prices of our products and other related costs;
•allegations of product safety and quality control issues, including recalls;
•our ability to execute, as well as the effectiveness of, store consolidations, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q.
Our Business
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for a large portion of underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, durable products under a flexible lease-purchase agreement with no long-term debt obligation. Through our Rent-A-Center Business, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence. Our Acima business offers lease-to-own solutions through retailers in stores and online enabling such retailers to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “UPBD.”
Executive Summary
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
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across all business segments; and
•Execute on market opportunities and enhancing our competitive position across both traditional and virtual lease-to-own solutions, and implement complimentary products and services that supplement our current offering and provides our customers more financial alternatives.
As we pursue our strategy, we may take advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.
Recent Developments
Corporate Name Change. On February 22, 2023, we announced the change of our corporate name to Upbound Group, Inc., which trades under the ticker “UPBD.”
Dividend. On March 24, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share for the second quarter of 2023. The dividend was paid on April 24, 2023 to our common stockholders of record as of the close of business on April 5, 2023.
Business and Operational Trends
Macroeconomic Conditions. Beginning in the first quarter of 2020, the worldwide spread of COVID-19 caused significant disruptions to the U.S. and world economies. In response to COVID-19, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing U.S. citizens and businesses with various stimulus and income tax relief benefits throughout 2020 and early 2021 to help offset immediate negative financial impacts sustained as a result of COVID-19. In addition, we proactively implemented certain response measures, including providing our Rent-A-

Center Business and Acima customers with additional electronic payment methods to facilitate contactless transactions. These response measures resulted in improved customer payment behaviors contributing to higher revenues and lower merchandise losses in 2020 and the first half of 2021.
In the third quarter of 2021 we began to experience negative customer behavioral trends, including increases in delinquent payments and merchandise loss activity, resulting in declining revenues and increased operating expenses, respectively. These negative trends continued to accelerate in the fourth quarter of 2021, following the expiration of government stimulus and relief programs combined with a significant rise in the US consumer price index, resulting in significant pressure on the discretionary income levels of our consumers. This led us to tighten our underwriting policies in an effort to improve risk management related to the execution of new leases. The continuation of the above trends combined with the tightening of our underwriting policies has reduced the number of active leases with corresponding decreases in lease revenue and operating cash flows.
In addition to the negative trends in customer behavior described above, we have also been impacted by other negative macroeconomic trends, including a condensed labor market, which has contributed to wage inflation, and global supply chain disruptions resulting in reduced product availability and rising product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, the full extent to which our risk management strategy and macro-economic trends (including consumer spending behavior) may impact our business in future periods is uncertain. The continuation of these negative trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional discussion of operational impacts to our business and additional risks associated with COVID-19 and other macroeconomic conditions.
Rent-A-Center Business E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total revenue in our Rent-A-Center Business segment. For the three months ended March 31, 2023 e-commerce revenues represented approximately 25% of total lease-to-own store revenues compared to 23% for the three months ended March 31, 2022. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center Business segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2023 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Key Metrics
Gross Merchandise Volume (GMV): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Company that is leased to customers through a transaction that occurs within a defined period, net of cancellations.
Rent-A-Center Business Lease Portfolio Balance: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center Business stores and e-commerce platform at the end of any given period.
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

Overview
The following briefly summarizes certain of our financial information for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
During the first three months of 2023, consolidated revenues decreased approximately $143.7 million, while operating profit decreased approximately $46.2 million, primarily due to a decrease in gross profit of $39.8 million driven by lower revenues and an increase in operating expenses of $6.3 million described further below.
Revenues in our Rent-A-Center Business segment decreased approximately $33.5 million for the three months ended March 31, 2023 due to a 6.6% decrease in same store sales primarily due to decreases in rentals and fees revenues and merchandise sales of $16.6 million and $15.5 million, respectively, primarily attributable to a decrease in our lease portfolio balance and fewer customers electing early payout options. Operating profit decreased approximately $31.2 million for the three months ended March 31, 2023, primarily due to lower revenues described above. See "Segment Performance" below for further discussion of Rent-A-Center Business segment operating results for the three months ended March 31, 2023.
The Acima segment revenues decreased approximately $115.5 million for the three months ended March 31, 2023, due to decreases in rentals and fees revenues and merchandise sales of $61.3 million and $54.4 million, respectively, resulting from lower durable goods demand, as a consequence of higher demand in prior years due to government stimulus programs, in addition to continued pressure on consumer discretionary income due to higher inflation. Operating profit increased approximately $44.3 million for the three months ended March 31, 2023, primarily due to decreases in other store expenses and labor costs of approximately $37.1 million and $7.3 million, respectively, primarily attributable to lower merchandise losses and a decrease in operational headcount. See "Segment Performance" below for further discussion of Acima segment operating results for the three months ended March 31, 2023.
The Mexico segment revenues increased by 10.9% for the three months ended March 31, 2023, contributing to an increase in gross profit of 11.6%, or $1.3 million. Operating profit, however, decreased $1.1 million for the three months ended March 31, 2023, primarily due to an increase in other store expenses of $1.7 million. See "Segment Performance" below for further discussion of Mexico segment operating results for the three months ended March 31, 2023.
Revenues for the Franchising segment increased $3.6 million for the three months ended March 31, 2023, primarily due to an increase in inventory purchases by franchisees.
Cash flow from operations was $105.4 million for the three months ended March 31, 2023. As of March 31, 2023, we held $171.7 million of cash and cash equivalents and had outstanding indebtedness of $1.4 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2023	2022	$	%
Revenues
Store
Rentals and fees	$806,717	$883,047	$(76,330)	(8.6)%
Merchandise sales	162,989	232,881	(69,892)	(30.0)%
Installment sales	15,847	17,089	(1,242)	(7.3)%
Other	1,445	1,290	155	12.0%
Total store revenue	986,998	1,134,307	(147,309)	(13.0)%
Franchise
Merchandise sales	22,827	18,521	4,306	23.2%
Royalty income and fees	6,236	6,894	(658)	(9.5)%
Total revenues	1,016,061	1,159,722	(143,661)	(12.4)%
Cost of revenues
Store
Cost of rentals and fees	297,146	338,633	(41,487)	(12.3)%
Cost of merchandise sold	184,260	250,331	(66,071)	(26.4)%
Cost of installment sales	5,619	5,921	(302)	(5.1)%
Total cost of store revenues	487,025	594,885	(107,860)	(18.1)%
Franchise cost of merchandise sold	22,772	18,742	4,030	21.5%
Total cost of revenues	509,797	613,627	(103,830)	(16.9)%
Gross profit	506,264	546,095	(39,831)	(7.3)%
Operating expenses
Store expenses
Labor	156,489	166,603	(10,114)	(6.1)%
Other store expenses	196,711	227,369	(30,658)	(13.5)%
General and administrative expenses	47,726	56,403	(8,677)	(15.4)%
Depreciation and amortization	12,881	14,529	(1,648)	(11.3)%
Other charges	127,570	70,148	57,422	81.9%
Total operating expenses	541,377	535,052	6,325	1.2%
Operating (loss) profit	(35,113)	11,043	(46,156)	(418.0)%
Interest, net	27,680	18,925	8,755	46.3%
Loss before income taxes	(62,793)	(7,882)	(54,911)	(696.7)%
Income tax benefit	(110,123)	(3,645)	(106,478)	(2,921.2)%
Net earnings (loss)	$47,330	$(4,237)	$51,567	1,217.1%
Three Months Ended March 31, 2023, compared to Three Months Ended March 31, 2022
Store Revenue. Total store revenue decreased by $147.3 million, or 13.0%, to $987.0 million for the three months ended March 31, 2023, from $1,134.3 million for the three months ended March 31, 2022. This decrease was primarily due to decreases of approximately $115.5 million and $33.5 million in revenues in the Acima and Rent-A-Center Business segments, respectively, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2023, decreased by $41.5 million, or 12.3%, to $297.1 million as compared to $338.6 million in 2022. The decrease was primarily attributable to a decrease of approximately $45.5 million in the Acima segment, partially offset by an increase of approximately $3.6 million in the Rent-A-Center Business segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 36.8% for the three months ended March 31, 2023, as compared to 38.3% in 2022.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $66.0 million, or 26.4%, to $184.3 million for the three months ended March 31, 2023, from $250.3 million in 2022, primarily attributable to decreases of $61.0 million and $5.1 million in the Acima and Rent-A-Center Business segments, respectively, driven by fewer customers electing early payout options. The gross margin percent of merchandise sales decreased to (13.1)% for the three months ended March 31, 2023, from (7.5)% in 2022, primarily due to fewer customers electing early payout options.
Gross Profit. Gross profit decreased by $39.8 million, or 7.3%, to $506.3 million for the three months ended March 31, 2023, from $546.1 million in 2022, primarily due to decreases of $31.7 million and $9.1 million in the Rent-A-Center Business and Acima segments, respectively, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue increased to 49.8% for the three months ended March 31, 2023, as compared to 47.1% in 2022.
Store Labor. Store labor decreased by $10.1 million, or 6.1%, to $156.5 million, for the three months ended March 31, 2023, as compared to $166.6 million in 2022, primarily due to decreases of $7.3 million and $3.4 million in the Acima and Rent-A-Center Business segments, respectively, driven by lower operating headcount. Store labor expressed as a percentage of total store revenue was 15.9% for the three months ended March 31, 2023, as compared to 14.7% in 2022.
Other Store Expenses. Other store expenses decreased by $30.7 million, or 13.5%, to $196.7 million for the three months ended March 31, 2023, as compared to $227.4 million in 2022, primarily due to a decrease of $37.1 million in the Acima segment driven by a decrease in customer stolen merchandise losses, partially offset by an increase of $4.7 million in the Rent-A-Center Business segment driven by higher customer stolen merchandise losses. Please reference the “Segment Performance” section below for additional discussion of segment merchandise losses. Other store expenses expressed as a percentage of total store revenue were 19.9% for the three months ended March 31, 2023, compared to 20.0% in 2022.
General and Administrative Expenses. General and administrative expenses decreased by $8.7 million, or 15.4%, to $47.7 million for the three months ended March 31, 2023, as compared to $56.4 million in 2022, primarily due to lower corporate headcount and other professional fees. General and administrative expenses expressed as a percentage of total revenue were 4.7% and 4.9% for the three months ended March 31, 2023 and 2022, respectively.
Other Charges. Other charges increased by $57.5 million, or 81.9%, to $127.6 million for the three months ended March 31, 2023, as compared to $70.1 million in 2022. Other charges for the three months ended March 31, 2023 primarily included $109.5 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings and $18.2 million in depreciation and amortization of acquired software and intangible assets. Other charges for the three months ended March 31, 2022 primarily included $36.6 million related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, $26.1 million in depreciation and amortization of acquired software and intangible assets and $4.2 million in asset impairment.
Operating (Loss) Profit. Operating profit decreased by $46.1 million, to $(35.1) million for the three months ended March 31, 2023, as compared to $11.0 million in 2022, primarily due to the decreases in gross profit of $39.8 million described above and a net increase of $6.3 million in operating expenses, driven by an increase in other charges, partially offset by lower labor costs, other store expenses, and general and administrative expenses. Operating loss expressed as a percentage of total revenue was (3.5)% for the three months ended March 31, 2023, compared to 1.0% in 2022.
Income Tax Benefit. Income tax benefit for the three months ended March 31, 2023 was $110.1 million, as compared to $3.6 million in 2022, primarily due to the tax impact of accelerated stock compensation expense recognized for the three months ended March 31, 2023 related to restricted stock agreements issued to the former owners of Acima Holdings upon acquisition of Acima Holdings, as described in the Other Charges section above. For tax purposes, restricted stock units subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and will be amortized over a period of 15 years.

Segment Performance
Rent-A-Center Business segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2023	2022	$	%
Revenues	$485,008	$518,505	$(33,497)	(6.5)%
Gross profit	331,725	363,380	(31,655)	(8.7)%
Operating profit	68,961	100,176	(31,215)	(31.2)%
Lease portfolio balance(1)	140,205	144,896	(4,691)	(3.2)%
Change in same store revenue(1)				(6.6)%
Stores in same store revenue calculation				1,781
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenue for the three months ended March 31, 2023, as compared to 2022, were primarily due to decreases in same store sales of 6.6%, driven by decreases in rentals and fees revenues and merchandise sales of $16.6 million $15.5 million, respectively, primarily attributable to a decrease in our lease portfolio balance, and fewer customers electing early payout options. The segment lease portfolio balance as of March 31, 2023 decreased 3.2% compared to the balance as of March 31, 2022.
Gross Profit. Gross profit decreased for the three months ended March 31, 2023, as compared to 2022, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 68.4% for the three months ended March 31, 2023, as compared to 70.1% for the corresponding period in 2022, primarily due to mix-shift changes between lease merchandise product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 14.2% for the three months ended March 31, 2023, compared to 19.3% for the corresponding period in 2022. The decrease in operating margin for the three months ended March 31, 2023, as compared to 2022, was primarily driven by decreases in revenues and gross profit described above, in addition to higher merchandise losses. Charge-offs in our Rent-A-Center Business lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 4.8% for the three months ended March 31, 2023, compared to 3.9% for the corresponding period in 2022. Charge-offs in our Rent-A-Center Business lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center Business lease-to-own revenues, were approximately 1.4% for the three months ended March 31, 2023, compared to approximately 1.7% for the corresponding period in 2022. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2023	2022	$	%
Revenues	$483,847	$599,377	$(115,530)	(19.3)%
Gross profit	155,144	164,228	(9,084)	(5.5)%
Operating profit	53,870	9,600	44,270	461.1%
Gross merchandise volume(1)	348,175	398,309	(50,134)	(12.6)%
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenues for the three months ended March 31, 2023, as compared to 2022, was primarily due to decreases in rentals and fees and merchandise sales of $61.3 million and $54.4 million, respectively. Decreases in revenue reflect lower durable goods demand, as a consequence of higher demand in prior years due to government stimulus programs, in addition to continued pressure on consumer discretionary income due to higher inflation.
Gross Profit. Gross profit as a percentage of segment revenues increased to 32.1% for the three months ended March 31, 2023, compared to 27.4% and for the corresponding period in 2022, primarily due to fewer customers executing early purchase options.
Operating Profit. Operating profit as a percentage of segment revenues increased to 11.1% for the three months ended March 31, 2023 compared to 1.6% for the three months ended March 31, 2022. Operating profit margin increased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to lower customer stolen merchandise losses of approximately $37.1 million, lower labor costs of approximately $7.3 million, and lower amortization of intangible assets of approximately $7.5 million, partially offset by lower revenues and gross profit described above. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.9% for the three months ended March 31, 2023, compared to 12.6% for the three months ended March 31, 2022. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.2% for the three months ended March 31, 2023, compared to 0.1% for the corresponding period in 2022.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2023	2022	$	%
Revenues	$17,430	$15,712	$1,718	10.9%
Gross profit	12,391	11,101	1,290	11.6%
Operating profit	995	2,066	(1,071)	(51.8)%
Change in same store revenue(1)				(1.5)%
Stores in same store revenue calculation				107
(1) See Key Metrics described above for additional information
Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $1.5 million for the three months ended March 31, 2023, as compared to the same period in 2022. On a constant currency basis, revenues for the three months ended March 31, 2023 increased approximately $0.2 million, compared to the corresponding period in 2022.
Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $1.1 million for the three months ended March 31, 2023, as compared to the same periods in 2022. On a constant currency basis, gross profit for the three months ended March 31, 2023 increased by approximately $0.2 million as compared to the same periods in 2022. Gross profit as a percentage of segment revenues was 71.1% for the three months ended March 31, 2023, compared to 70.7% for the corresponding periods in 2022.
Operating Profit. Operating profit for the three months ended March 31, 2023 was minimally impacted by exchange rate fluctuations as compared to the same periods in 2022. Operating profit as a percentage of segment revenues decreased to 5.7% for the three months ended March 31, 2023, compared to 13.1% for the corresponding periods in 2022, primarily due to higher customer stolen merchandise losses.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2023	2022	$	%
Revenues	$29,776	$26,128	$3,648	14.0%
Gross profit	7,004	7,386	(382)	(5.2)%
Operating profit	4,760	4,790	(30)	(0.6)%
Revenues. Revenues increased for the three months ended March 31, 2023 compared to the corresponding period in 2022, primarily due to an increase of $4.3 million in merchandise purchases by franchisees.
Gross Profit. Gross profit as a percentage of segment revenues was 23.5% for the three months ended March 31, 2023, compared to 28.3% for the corresponding period in 2022, primarily due to a higher allocation of merchandise sales compared to royalty and fee revenue.
Operating Profit. Operating profit as a percentage of segment revenues was 16.0% for the three months ended March 31, 2023 compared to 18.3% for the corresponding period in 2022, primarily due to the decrease in gross profit described above.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2023, we generated $105.4 million in operating cash flow, and used cash in the amount of $42.0 million for debt repayments, $25.5 million for dividends and $9.5 million for capital expenditures. We ended the first quarter of 2023 with $171.7 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.

Analysis of Cash Flow. Cash provided by operating activities decreased by $99.9 million to $105.4 million for the three months ended March 31, 2023, from $205.3 million in 2022, primarily due to an increase in inventory purchases partially offset by an increase in net earnings of approximately $51.6 million.
Cash used in investing activities decreased to $9.6 million for the three months ended March 31, 2023, compared to $16.7 million in 2022, primarily due to lower investment in store-related assets in our Rent-A-Center Business segment, partially offset by additional investment in Corporate software assets for the three months ended March 31, 2023.
Cash used in financing activities was $69.4 million for the three months ended March 31, 2023, compared to $201.3 million in 2022, primarily due to $130.1 million higher debt repayments made in the first quarter of 2022.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, and debt service. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At April 27, 2023, we had approximately $97.3 in cash on hand, and $397.1 million available under our ABL Credit Facility.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Customer stolen merchandise	$72,033	$99,742
Other merchandise losses(1)	8,090	9,907
Total merchandise losses	$80,123	$109,649
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $9.5 million and $16.4 million on capital expenditures during the three months ended March 31, 2023 and 2022, respectively.
Acquisitions and New Location Openings. During the first three months of 2023, we acquired one lease-to-own store location and customer accounts for an aggregate purchase price of approximately $39.0 thousand. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center Business segment.

The table below summarizes the store location activity for the three-month period ended March 31, 2023 for our Rent-A-Center Business, Mexico and Franchising operating segments.

	Rent-A-Center Business	Mexico	Franchising	Total
Locations at beginning of period	1,851	126	447	2,424
New location openings	1	1	—	2
Closed locations
Merged with existing locations	(2)	(1)	—	(3)
Sold or closed with no surviving location	—	—	(7)	(7)
Locations at end of period	1,850	126	440	2,416
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired store (in thousands)	$39	$—	$—	$39
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on August 10, 2022, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%, which, as of April 27, 2023, was 6.936%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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

At April 27, 2023, we had outstanding borrowings of $817.6 million under the Term Loan Facility and available commitments of $397.1 million under our ABL Credit Facility, net of letters of credit.
See Note 6 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior debt.
Senior Notes. On February 17, 2021, we issued $450.0 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. We may redeem some or all of the Notes at any time on or after February 15, 2024 for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. Prior to February 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 106.375% plus accrued and unpaid interest to, but not including, the redemption date. In addition, we may redeem some or all of the Notes prior to February 15, 2024, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If we experience specific kinds of change of control, it will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. See Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior notes.
Operating Leases. We lease space for all of our Rent-A-Center Business and Mexico stores under operating leases expiring at various times through 2038. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of March 31, 2023, our total remaining obligation for existing store lease contracts was approximately $353.5 million.
We lease vehicles for all of our Rent-A-Center Business stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of March 31, 2023, our total remaining minimum obligation for existing Rent-A-Center Business vehicle lease contracts was approximately $1.4 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of March 31, 2023, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $2.8 million.
See Note 4 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of our store operating leases.
Uncertain Tax Position. As of March 31, 2023, we have recorded $5.1 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of March 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of March 31, 2023, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $817.6 million outstanding under the Term Loan Facility at interest rates indexed to the Eurodollar rate or the prime rate and $90.0 million outstanding under our ABL Credit Facility at interest rates indexed to Term SOFR. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at March 31, 2023, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.2 million additional annualized pre-tax charge or credit to our condensed consolidated statement of operations. We have not entered into any interest rate swap agreements as of March 31, 2023.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2023, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please see Note 12 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002)

3.2
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated May 19, 2004 (incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.3
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated June 8, 2021 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of June 9, 2021)

3.4
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated February 21,2023 (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of February 23, 2023.)

3.5	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of February 23, 2023.)

3.6	Certificate of Designations of Series D Preferred Stock of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017.)

4.1	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 10-Q dated as of March 31, 2017.)

4.2
Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

4.3	Description of the registrant’s Common Stock (incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi W. Karam

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi W. Karam

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPBOUND GROUP, INC.

By:	/S/ FAHMI W. KARAM
Fahmi W. Karam
EVP, Chief Financial Officer
Date: May 4, 2023