Form 10-Q
period 2023-06-30
UPBOUND GROUP, INC.
filed 2023-08-04
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2023:

Class	Outstanding
Common stock, $.01 par value	55,978,966

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except per share data)
Revenues
Store
Rentals and fees	$807,556	$857,298	$1,614,273	$1,740,345
Merchandise sales	124,703	160,769	287,692	393,649
Installment sales	15,900	18,548	31,747	35,637
Other	1,548	1,068	2,993	2,358
Total store revenues	949,707	1,037,683	1,936,705	2,171,989
Franchise
Merchandise sales	22,869	26,505	45,696	45,026
Royalty income and fees	6,587	7,067	12,823	13,961
Total revenues	979,163	1,071,255	1,995,224	2,230,976
Cost of revenues
Store
Cost of rentals and fees	291,696	319,943	588,842	658,576
Cost of merchandise sold	152,682	185,735	336,942	436,066
Cost of installment sales	5,638	6,426	11,257	12,347
Total cost of store revenues	450,016	512,104	937,041	1,106,989
Franchise cost of merchandise sold	22,921	26,607	45,693	45,349
Total cost of revenues	472,937	538,711	982,734	1,152,338
Gross profit	506,226	532,544	1,012,490	1,078,638
Operating expenses
Store expenses
Labor	151,901	163,956	308,390	330,559
Other store expenses	181,101	199,091	377,812	426,459
General and administrative expenses	48,810	44,868	96,536	101,271
Depreciation and amortization	12,597	12,880	25,478	27,410
Other charges	27,786	53,668	155,356	123,816
Total operating expenses	422,195	474,463	963,572	1,009,515
Operating profit	84,031	58,081	48,918	69,123
Interest expense	28,246	19,089	56,346	38,058
Interest income	(1,015)	(92)	(1,435)	(137)
Earnings (loss) before income taxes	56,800	39,084	(5,993)	31,202
Income tax expense (benefit)	102,418	19,359	(7,705)	15,714
Net (loss) earnings	$(45,618)	$19,725	$1,712	$15,488
Basic (loss) earnings per common share	$(0.83)	$0.37	$0.03	$0.29
Diluted (loss) earnings per common share	$(0.83)	$0.33	$0.03	$0.26
Cash dividends declared per common share	$0.34	$0.34	$0.68	$0.68
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Net (loss) earnings	$(45,618)	$19,725	$1,712	$15,488
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1,102 and $(26), $1,927 and $150 for the three and six months ended June 30, 2023 and 2022, respectively	4,145	(97)	7,249	564
Total other comprehensive income (loss)	4,145	(97)	7,249	564
Comprehensive (loss) income	$(41,473)	$19,628	$8,961	$16,052
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$86,801	$144,141
Receivables, net of allowance for doubtful accounts of $13,183 and $13,214 in 2023 and 2022, respectively	98,794	111,865
Prepaid expenses and other assets	41,138	46,070
Rental merchandise, net
On rent	949,377	989,869
Held for rent	120,359	134,959
Merchandise held for installment sale	5,086	6,988
Property assets, net of accumulated depreciation of $608,822 and $576,675 in 2023 and 2022, respectively	283,460	295,371
Operating lease right-of-use assets	295,281	302,311
Deferred tax asset	85,469	82,886
Goodwill	289,750	289,750
Other intangible assets, net	330,409	359,409
Total assets	$2,585,924	$2,763,619
LIABILITIES
Accounts payable – trade	$103,511	$155,449
Accrued liabilities	307,826	320,624
Operating lease liabilities	298,905	305,556
Deferred tax liability	12,285	87,986
Senior debt, net	798,874	930,902
Senior notes, net	438,930	437,956
Total liabilities	1,960,331	2,238,473
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,308,008 and 125,028,169 shares issued in June 30, 2023 and December 31, 2022, respectively	1,113	1,080
Additional paid-in capital	1,427,687	1,298,094
Retained earnings	1,040,761	1,077,189
Treasury stock at cost, 69,354,651 shares in June 30, 2023 and December 31, 2022	(1,840,591)	(1,840,591)
Accumulated other comprehensive loss	(3,377)	(10,626)
Total stockholders' equity	625,593	525,146
Total liabilities and stockholders' equity	$2,585,924	$2,763,619
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net Earnings	—	—	—	47,330	—	—	47,330
Other comprehensive income	—	—	—	—	—	3,104	3,104
Exercise of stock options	55	1	683	—	—	—	684
Vesting of restricted share units, net of shares withheld for employee taxes	204	31	(31)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,535)	—	—	—	(2,535)
Stock-based compensation	—	—	115,681	—	—	—	115,681
Dividends declared	—	—	—	(19,068)	—	—	(19,068)
Balance at March 31, 2023	125,287	$1,112	$1,411,892	$1,105,451	$(1,840,591)	$(7,522)	$670,342
Net Loss	—	—	—	(45,618)	—	—	(45,618)
Other comprehensive income	—	—	—	—	—	4,145	4,145
Exercise of stock options	19	—	371	—	—	—	371
Vesting of restricted share units, net of shares withheld for employee taxes	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	15,425	—	—	—	15,425
Dividends declared	—	—	—	(19,072)	—	—	(19,072)
Balance at June 30, 2023	125,308	$1,113	$1,427,687	$1,040,761	$(1,840,591)	$(3,377)	$625,593

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net loss	—	—	—	(4,237)	—	—	(4,237)
Other comprehensive income	—	—	—	—	—	661	661
Exercise of stock options	22	1	476	—	—	—	477
Vesting of restricted share units, net of shares withheld for employee taxes	424	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(8,466)	—	—	—	(8,466)
Stock-based compensation	—	—	41,410	—	—	—	41,410
Dividends declared	—	—	—	(20,063)	—	—	(20,063)
Balance at March 31, 2022	124,844	$1,070	$1,179,925	$1,119,347	$(1,765,574)	$(11,710)	$523,058
Net earnings	—	—	—	19,725	—	—	19,725
Other comprehensive loss	—	—	—	—	—	(97)	(97)
Exercise of stock options	52	—	783	—	—	—	783
Vesting of restricted share units, net of shares withheld for employee taxes	85	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(969)	—	—	—	(969)
Stock-based compensation	—	—	36,438	—	—	—	36,438
Dividends declared	—	—	—	(20,104)	—	—	(20,104)
Balance at June 30, 2022	124,981	$1,071	$1,216,176	$1,118,968	$(1,765,574)	$(11,807)	$558,834
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
(in thousands)
Cash flows from operating activities
Net earnings	$1,712	$15,488
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	571,076	637,870
Bad debt expense	11,833	9,494
Stock-based compensation expense	131,106	77,848
Depreciation of property assets	32,934	34,854
Loss on sale or disposal of property assets	366	5,998
Amortization of intangibles	29,012	36,881
Amortization of financing fees	3,164	3,161
Deferred income taxes	(78,822)	(21,712)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(514,053)	(449,040)
Receivables	1,237	(5,711)
Prepaid expenses and other assets	4,932	3,981
Operating lease right-of-use assets and lease liabilities	378	(2,449)
Accounts payable – trade	(51,939)	(14,978)
Accrued liabilities	(976)	(44,564)
Net cash provided by operating activities	141,960	287,121
Cash flows from investing activities
Purchase of property assets	(21,394)	(30,895)
Proceeds from sale of property assets	5	8
Acquisitions of businesses	(39)	(417)
Net cash used in investing activities	(21,428)	(31,304)
Cash flows from financing activities
Exercise of stock options	1,055	1,260
Shares withheld for payment of employee tax withholdings	(2,535)	(9,436)
Proceeds from debt	—	90,000
Repayments of debt	(134,218)	(294,375)
Dividends paid	(44,336)	(39,492)
Net cash used in financing activities	(180,034)	(252,043)
Effect of exchange rate changes on cash	2,162	68
Net (decrease) increase in cash and cash equivalents	(57,340)	3,842
Cash and cash equivalents at beginning of period	144,141	108,333
Cash and cash equivalents at end of period	$86,801	$112,175
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
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Upbound Group, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company”, “we,” “us” and “our” refer to the consolidated business operations of Upbound Group and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center, Acima, Mexico, and Franchising.
Our Rent-A-Center segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” Our Rent-A-Center segment operates through our company-owned stores and e-commerce platform through rentacenter.com.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2- Revenues
The following tables disaggregate our revenue for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$421,625	$368,576	$17,355	$—	$807,556
Merchandise sales	28,298	95,513	892	—	124,703
Installment sales	15,900	—	—	—	15,900
Other	368	269	207	704	1,548
Total store revenues	466,191	464,358	18,454	704	949,707
Franchise
Merchandise sales	—	—	—	22,869	22,869
Royalty income and fees	—	—	—	6,587	6,587
Total revenues	$466,191	$464,358	$18,454	$30,160	$979,163

	Six Months Ended June 30, 2023
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$847,694	$732,742	$33,837	$—	$1,614,273
Merchandise sales	71,086	214,884	1,722	—	287,692
Installment sales	31,747	—	—	—	31,747
Other	672	580	324	1,417	2,993
Total store revenues	951,199	948,206	35,883	1,417	1,936,705
Franchise
Merchandise sales	—	—	—	45,696	45,696
Royalty income and fees	—	—	—	12,823	12,823
Total revenues	$951,199	$948,206	$35,883	$59,936	$1,995,224

	Three Months Ended June 30, 2022
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$436,371	$405,184	$15,743	$—	$857,298
Merchandise sales	34,952	124,888	929	—	160,769
Installment sales	18,548	—	—	—	18,548
Other	314	98	29	627	1,068
Total store revenues	490,185	530,170	16,701	627	1,037,683
Franchise
Merchandise sales	—	—	—	26,505	26,505
Royalty income and fees	—	—	—	7,067	7,067
Total revenues	$490,185	$530,170	$16,701	$34,199	$1,071,255

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$879,066	$830,655	$30,624	$—	$1,740,345
Merchandise sales	93,246	298,670	1,733	—	393,649
Installment sales	35,637	—	—	—	35,637
Other	741	221	56	1,340	2,358
Total store revenues	1,008,690	1,129,546	32,413	1,340	2,171,989
Franchise
Merchandise sales	—	—	—	45,026	45,026
Royalty income and fees	—	—	—	13,961	13,961
Total revenues	$1,008,690	$1,129,546	$32,413	$60,327	$2,230,976
Lease Purchase Agreements
Rent-A-Center, Acima, and Mexico
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
Lease payments received at our Rent-A-Center stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores must be prepaid in advance of the next lease term. Under the Acima Holdings business model, revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note 3 for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At June 30, 2023 and December 31, 2022, we had $48.0 million and $54.9 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Consolidated Statement of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Revenue from contracts with customers
Rent-A-Center, Acima, and Mexico
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At June 30, 2023 and December 31, 2022, we had $1.5 million and $2.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2023 and December 31, 2022, we had $3.2 million and $3.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 3 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for each of the six months ended June 30, 2023 and 2022 was $5.9 million and $6.1 million, respectively.
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
Receivables consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Installment sales receivables	$66,162	$69,550
Trade and notes receivables(1)	45,815	55,529
Total receivables	111,977	125,079
Less allowance for doubtful accounts(2)	(13,183)	(13,214)
Total receivables, net of allowance for doubtful accounts	$98,794	$111,865
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $24.1 million and $28.7 million at June 30, 2023 and December 31, 2022, respectively.
(2) Lease receivables are accrued on a net basis, adjusted for the probability of collection based on our assessment of historical collection rates, as described above. Therefore, we do not maintain a separate allowance for doubtful accounts related to our lease receivables.
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.
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
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.2 million, and the allowance for doubtful accounts related to installment sales receivables was $12.0 million at both June 30, 2023 and December 31, 2022.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	June 30, 2023
Beginning allowance for doubtful accounts	$13,214
Bad debt expense(1)	11,833
Accounts written off, net of recoveries	(11,864)
Ending allowance for doubtful accounts	$13,183
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 4 - Leases
We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2038. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three years to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
In certain situations involving the sale of a Rent-A-Center corporate store to a franchisee, we enter into a lease assignment agreement with the buyer, but we remain the primary obligor under the original lease for the remaining active term. These assignments are therefore classified as subleases and the original lease is included in our operating lease right-of-use assets and operating lease liabilities in our Condensed Consolidated Balance Sheets.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back-office technology hardware assets.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total operating lease costs by expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost included in Other store expenses(1)(2)	$30,728	$30,671	$62,065	$62,265
Operating lease cost included in Other charges(2)	—	12	—	35
Sublease receipts	(1,018)	(1,893)	(2,278)	(4,058)
Total operating lease charges	$29,710	$28,790	$59,787	$58,242
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $9.7 million and $19.1 million for the three and six months ended June 30, 2023, respectively, compared to $9.0 million and $17.8 million for the three and six months ended June 30, 2022, respectively.
Supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$53,182	$51,847
Cash paid for short-term operating leases not included in operating lease liabilities	8,539	9,179
Right-of-use assets obtained in exchange for new operating lease liabilities	35,123	57,229
Weighted-average discount rate and weighted-average remaining lease term:

	June 30, 2023	December 31, 2022
Weighted-average discount rate(1)	7.4%	7.0%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at June 30, 2023:

(in thousands)	Operating Leases
2023	$54,812
2024	97,896
2025	79,657
2026	55,141
2027	33,975
Thereafter	26,341
Total undiscounted operating lease liabilities	347,822
Less: Interest	(48,917)
Total present value of operating lease liabilities	$298,905
Note 5 - Income Taxes
The effective tax rate was 128.6% for the six months ended June 30, 2023, compared to 50.4% for the corresponding period in 2022. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by the tax impact of accelerated stock compensation expense recognized for the six months ended June 30, 2023 related to restricted stock agreements issued to the former owners of Acima Holdings upon acquisition of Acima Holdings, as described further in Note 11 below. For tax purposes, restricted stock units subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and will be amortized over a period of 15 years.
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
On June 15, 2023, we entered into a Second Amendment to the Term Loan Facility, effective as of June 15, 2023. The amendment effected the replacement of LIBOR with Term SOFR as the benchmark rate of interest and also resulted in a repricing of the applicable margin by 26 basis points from 3.25% to 3.51% effective July 31, 2023.
In connection with the First Amendment to the ABL Credit Facility and the Second Amendment to the Term Loan Facility described above, we have elected optional expedients available under Topic 848 which classify contract amendments for the transition of LIBOR as events that do not require accounting reassessments as a contract modification.
As of June 30, 2023, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $14.4 million and $2.2 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $815.5 million at June 30, 2023. We had no outstanding borrowings under our ABL Credit Facility at June 30, 2023 and borrowing capacity of $487.1 million, net of issued letters of credit of approximately $62.9 million, primarily relating to insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 3.25%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 8.563% at June 30, 2023. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at June 30, 2023 was 7.09%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at June 30, 2023 was 0.375%. We paid $0.8 million of commitment fees during the second quarter of 2023.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the ABL Credit Facility. The fixed charge coverage ratio as of June 30, 2023 was 1.12 to 1.00.
The governing documents of the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of June 30, 2023, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2023 for each of the years ending December 31:

(in thousands)	Term Loan Facility(1)
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	815,470
Total senior debt	$815,470
(1) Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of June 30, 2023, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Condensed Consolidated Balance Sheets was approximately $11.1 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2023 and December 31, 2022, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at June 30, 2023:

	June 30, 2023
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$398,250	$(51,750)
Note 9 - Other Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense. During the six months ended June 30, 2023 and 2022, we recognized approximately $118.7 million and $69.4 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the six months ended June 30, 2023 and 2022, we recognized approximately $28.5 million and $36.4 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $7.9 million and $8.0 million in incremental depreciation expense related to acquired technology assets in both the six months ended June 30, 2023 and 2022.
During the six months ended June 30, 2022, we recognized approximately $0.2 million in transaction costs associated with the closing of the transaction.
Activity with respect to Other charges for the six months ended June 30, 2023 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2022	Charges & Adjustments	Payments & Adjustments	Accrued Charges at June 30, 2023
Cash charges:
Labor reduction costs(1)	$2,202	$—	$(1,610)	$592
Total cash charges	$2,202	—	$(1,610)	$592
Non-cash charges:
Acima Holdings restricted stock agreements(2)		118,749
Depreciation and amortization of acquired assets(3)		36,467
Other		140
Total other charges		$155,356
(1) Represents charges incurred and payments related to employee severance.
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
Segment information as of and for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues
Rent-A-Center	$466,191	$490,185	$951,199	$1,008,690
Acima	464,358	530,170	948,206	1,129,546
Mexico	18,454	16,701	35,883	32,413
Franchising	30,160	34,199	59,936	60,327
Total revenues	$979,163	$1,071,255	$1,995,224	$2,230,976

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross profit
Rent-A-Center	$326,253	$348,060	$657,979	$711,440
Acima	159,687	165,081	314,832	329,308
Mexico	13,047	11,811	25,436	22,912
Franchising	7,239	7,592	14,243	14,978
Total gross profit	$506,226	$532,544	$1,012,490	$1,078,638

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating profit
Rent-A-Center	$78,914	$99,108	$147,875	$199,284
Acima	63,109	35,835	116,979	45,433
Mexico	1,298	1,949	2,293	4,015
Franchising	4,979	5,303	9,739	10,093
Total segments	148,300	142,195	276,886	258,825
Corporate(1)	(64,269)	(84,114)	(227,968)	(189,702)
Total operating profit	$84,031	$58,081	$48,918	$69,123
(1) Includes stock compensation expense of $9.3 million and $118.7 million recognized for the three and six months ended June 30, 2023 and $32.9 million and $69.4 million recognized for the three and six months ended June 30, 2022, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 11.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization
Rent-A-Center	$4,573	$4,622	$9,543	$11,036
Acima(1)	416	475	843	1,057
Mexico	293	163	535	312
Franchising	36	38	74	75
Total segments	5,318	5,298	10,995	12,480
Corporate(2)	7,279	7,582	14,483	14,930
Total depreciation and amortization	$12,597	$12,880	$25,478	$27,410
(1) Excludes amortization expense of approximately $14.3 million and $28.5 million for the three and six months ended June 30, 2023, compared to $14.3 million and $36.4 million for the three and six months ended June 30, 2022, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.
(2) Excludes depreciation expense of approximately $3.9 million and $7.9 million for both the three and six months ended June 30, 2023, compared to $4.0 million and $8.0 million for the three and six months ended June 30, 2022, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Capital expenditures
Rent-A-Center	$2,788	$6,795	$5,765	$20,203
Acima	24	143	82	189
Mexico	678	301	1,394	523
Franchising	—	—	1	112
Total segments	3,490	7,239	7,242	21,027
Corporate	8,370	7,253	14,152	9,868
Total capital expenditures	$11,860	$14,492	$21,394	$30,895

(in thousands)	June 30, 2023	December 31, 2022
On rent rental merchandise, net
Rent-A-Center	$430,638	$465,095
Acima	496,021	503,795
Mexico	22,718	20,979
Total on rent rental merchandise, net	$949,377	$989,869

(in thousands)	June 30, 2023	December 31, 2022
Held for rent rental merchandise, net
Rent-A-Center	$109,008	$124,117
Acima	520	373
Mexico	10,831	10,469
Total held for rent rental merchandise, net	$120,359	$134,959

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	June 30, 2023	December 31, 2022
Assets by segment
Rent-A-Center	$943,833	$1,067,875
Acima	1,163,972	1,198,879
Mexico	61,743	51,225
Franchising	15,081	18,194
Total segments	2,184,629	2,336,173
Corporate	401,295	427,446
Total assets	$2,585,924	$2,763,619
Note 11 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. No shares of our common stock were repurchased during the six months ended June 30, 2023 or 2022, and approximately $285.0 million are remaining under the current authorization available for repurchases at June 30, 2023.
Stock Based Compensation
We recognized $6.1 million and $3.6 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended June 30, 2023 and 2022, and $12.4 million and $8.4 million during the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, we granted approximately 599,845 market-based performance units and 350,736 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2023 was $32.30 and $26.15, respectively.
In connection with the acquisition of Acima Holdings, LLC in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, are recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to Other charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $9.3 million and $32.9 million in stock compensation expense related to these restricted stock agreements during the three months ended June 30, 2023 and 2022, and $118.7 million and $69.4 million during the six months ended June 30, 2023 and 2022. Stock compensation expense recognized during the six months ended June 30, 2023 for these restricted stock agreements included $78.4 million attributable to the acceleration of vesting provisions, primarily related to Aaron Allred's transition from Executive Vice President of Acima to an advisory role.
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
Acima Consumer Financial Protection Bureau investigation. Prior to the execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima has completed its responses to all CIDs and has been cooperating with the CFPB throughout their investigation.
On May 16, 2023, in accordance with the CFPB’s Notice and Opportunity to Respond and Advise (NORA) process, the CFPB staff notified Acima that the staff may allege that Acima violated the Consumer Financial Protection Act of 2010; the Truth in Lending Act and its implementing regulation, Regulation Z; the Electronic Fund Transfer Act and its implementing regulation, Regulation E; and the Fair Credit Reporting Act and its implementing regulation, Regulation V. The CFPB staff further stated that the CFPB’s Office of Enforcement may recommend that the CFPB take legal action against Acima based on these potential allegations, and in connection therewith, the staff may seek remedies including restitution, disgorgement, damages, injunctive relief, and civil money penalties. On June 20, 2023, Acima submitted its response to the NORA notice, in which Acima asserted that the staff’s potential allegations lacked merit.
As of the date of this report on Form 10-Q, we have not yet received the CFPB’s response to the NORA process and Acima’s submission. We are currently unable to predict the CFPB’s response to the NORA process or the ultimate timing or outcome of the CFPB investigation or any legal proceedings arising therefrom.
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima, the former owners of Acima agreed to indemnify Upbound Group, Inc. for certain losses arising after the consummation of the transaction with respect to the CID. The indemnification obligations of the former owners of Acima with respect to the CID are limited to the remaining amount of an indemnity holdback which is now $45 million of a $50 million initial holdback for the CID and other matters, which was escrowed at the closing of the transaction, and will be Upbound Group, Inc.’s sole recourse against the former owners of Acima with respect to all of the indemnifiable claims under the definitive transaction agreement. In respect of the CID, other than with respect to any then-pending or unresolved claims for indemnification submitted by Upbound Group, Inc., remaining escrowed funds will be released on the earlier of February 17, 2024 and the date on which a final determination is entered providing for a resolution of the matters regarding the CID. In the event there is not a final determination resolving the CFPB matter by February 17, 2024, any amounts in excess of our estimated losses may be released from the escrow holdback to the former owners of Acima. On May 19, 2023, in light of the above-referenced NORA notice, Upbound Group, Inc. submitted an indemnification claim notice pursuant to the definitive merger agreement with Acima.
There can be no assurance that such escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
New York Attorney General. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020 seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. Acima received additional subpoenas from the NYAG in August 2021 and July 2023. Since receiving the subpoenas, we have cooperated with the NYAG in connection with its investigation. In March 2023, the NYAG provided Acima with an initial proposed assurance of discontinuance alleging violations of certain consumer laws and seeking injunctive provisions regarding certain business practices, compliance requirements and unspecified payment amounts for restitution and civil penalties. We are continuing to cooperate and discuss resolution of this matter with the NYAG. We are currently unable to predict the ultimate timing or outcome of the NYAG investigation.
Note 13 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net (loss) earnings	$(45,618)	$19,725	$1,712	$15,488
Denominator:
Weighted-average shares outstanding	55,242	53,998	55,199	53,875
Effect of dilutive stock awards(1) (2)	—	5,674	1,375	6,021
Weighted-average dilutive shares	55,242	59,672	56,574	59,896

Basic (loss) earnings per common share	$(0.83)	$0.37	$0.03	$0.29
Diluted (loss) earnings per common share(1) (2)	$(0.83)	$0.33	$0.03	$0.26
Anti-dilutive securities excluded from diluted (loss) earnings per common share:
Anti-dilutive restricted share units	624	332	47	96
Anti-dilutive performance share units	1,334	226	789	350
Anti-dilutive stock options	739	535	225	266
(1) Weighted-average dilutive shares outstanding for the six months ended June 30, 2023 and 2022, includes approximately 0.7 million and 5.2 million common shares, respectively, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
(2) There was no dilutive effect to the loss per common share for the three months ended June 30, 2023 due to the net loss incurred for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macro-economic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company following our acquisition of Acima Holdings, LLC (“Acima Holdings”), cost and revenue synergies and other benefits expected to result from the Acima Holdings acquisition, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, and other statements that are not historical facts.
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
•exposure to potential operating margin degradation due to the higher cost of merchandise in our Acima segment and higher merchandise losses than compared to our Rent-A-Center segment;
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
•our ability to effectively provide consumers with additional products and services beyond lease-to-own, including through third party partnerships;
•our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;
•our ability to enter into new rental or lease purchase agreements and collect on our existing rental or lease purchase agreements;
•changes in the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note 12 of our condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, and any legislative or other regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business;
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
•Enhance, upgrade and integrate technology platforms to allow for a seamless consumer experience, merchant and third-party waterfall integration, and simplify the transaction process for the consumer;
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across all business segments; and
•Execute on market opportunities and enhance our competitive position across both traditional and virtual lease-to-own solutions, and implement complementary products and services that supplement our current offering and provide our customers more financial alternatives.
As we pursue our strategy, we may take advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.
Recent Developments
Dividend. On June 7, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share for the third quarter of 2023. The dividend was paid on July 11, 2023 to our common stockholders of record as of the close of business on June 20, 2023.
Business and Operational Trends
Macroeconomic Conditions. Beginning in the first quarter of 2020, the worldwide spread of COVID-19 caused significant disruptions to the U.S. and world economies. In response to COVID-19, the U.S. government enacted the Coronavirus Aid,

Relief, and Economic Security Act (the “CARES Act”), providing U.S. citizens and businesses with various stimulus and income tax relief benefits throughout 2020 and early 2021 to help offset immediate negative financial impacts sustained as a result of COVID-19. In addition, we proactively implemented certain response measures, including providing our Rent-A-Center and Acima customers with additional electronic payment methods to facilitate contactless transactions. These response measures resulted in improved customer payment behaviors contributing to higher revenues and lower merchandise losses in 2020 and the first half of 2021.
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
Rent-A-Center E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total revenue in our Rent-A-Center segment. For the six months ended June 30, 2023 e-commerce revenues represented approximately 26% of total lease-to-own store revenues compared to 23% for the six months ended June 30, 2022. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the six months ended June 30, 2023 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Key Metrics
Gross Merchandise Volume (GMV): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Company that is leased to customers through a transaction that occurs within a defined period, net of cancellations.
Rent-A-Center Lease Portfolio Balance: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center stores and e-commerce platform at the end of any given period.
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
Skip / Stolen Losses: Represents the charge-off of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due.

Overview
The following briefly summarizes certain of our financial information for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
During the first six months of 2023, consolidated revenues decreased approximately $235.8 million, while operating profit decreased approximately $20.2 million, primarily due to a decrease in gross profit of $66.1 million driven by lower revenues described further below.
Revenues in our Rent-A-Center segment decreased approximately $57.5 million for the six months ended June 30, 2023 due to a 5.8% decrease in same store sales driven by decreases in rentals and fees revenues and merchandise sales of $31.4 million and $22.2 million, respectively. Operating profit decreased approximately $51.4 million for the six months ended June 30, 2023, primarily due to lower revenues described above. See "Segment Performance" below for further discussion of Rent-A-Center segment operating results for the six months ended June 30, 2023.
The Acima segment revenues decreased approximately $181.3 million for the six months ended June 30, 2023, due to decreases in rentals and fees revenues and merchandise sales of $97.9 million and $83.8 million, respectively, primarily attributable to a decrease in GMV and fewer customers electing early payout options. Operating profit increased approximately $71.5 million for the six months ended June 30, 2023, primarily due to decreases in other store expenses and labor costs of approximately $61.6 million and $12.9 million, respectively. See "Segment Performance" below for further discussion of Acima segment operating results for the six months ended June 30, 2023.
The Mexico segment revenues increased by 10.7% for the six months ended June 30, 2023, contributing to an increase in gross profit of 11.0%, or $2.5 million. Operating profit, however, decreased $1.7 million for the six months ended June 30, 2023, primarily due to an increase in other store expenses of $3.0 million. See "Segment Performance" below for further discussion of Mexico segment operating results for the six months ended June 30, 2023.
Revenues for the Franchising segment decreased $0.4 million for the six months ended June 30, 2023, primarily due to a decrease in royalty income and fees.
Cash flow from operations was $142.0 million for the six months ended June 30, 2023. As of June 30, 2023, we held $86.8 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues
Store
Rentals and fees	$807,556	$857,298	$(49,742)	(5.8)%	$1,614,273	$1,740,345	$(126,072)	(7.2)%
Merchandise sales	124,703	160,769	(36,066)	(22.4)%	287,692	393,649	(105,957)	(26.9)%
Installment sales	15,900	18,548	(2,648)	(14.3)%	31,747	35,637	(3,890)	(10.9)%
Other	1,548	1,068	480	44.9%	2,993	2,358	635	26.9%
Total store revenue	949,707	1,037,683	(87,976)	(8.5)%	1,936,705	2,171,989	(235,284)	(10.8)%
Franchise
Merchandise sales	22,869	26,505	(3,636)	(13.7)%	45,696	45,026	670	1.5%
Royalty income and fees	6,587	7,067	(480)	(6.8)%	12,823	13,961	(1,138)	(8.2)%
Total revenues	979,163	1,071,255	(92,092)	(8.6)%	1,995,224	2,230,976	(235,752)	(10.6)%
Cost of revenues
Store
Cost of rentals and fees	291,696	319,943	(28,247)	(8.8)%	588,842	658,576	(69,734)	(10.6)%
Cost of merchandise sold	152,682	185,735	(33,053)	(17.8)%	336,942	436,066	(99,124)	(22.7)%
Cost of installment sales	5,638	6,426	(788)	(12.3)%	11,257	12,347	(1,090)	(8.8)%
Total cost of store revenues	450,016	512,104	(62,088)	(12.1)%	937,041	1,106,989	(169,948)	(15.4)%
Franchise cost of merchandise sold	22,921	26,607	(3,686)	(13.9)%	45,693	45,349	344	0.8%
Total cost of revenues	472,937	538,711	(65,774)	(12.2)%	982,734	1,152,338	(169,604)	(14.7)%
Gross profit	506,226	532,544	(26,318)	(4.9)%	1,012,490	1,078,638	(66,148)	(6.1)%
Operating expenses
Store expenses
Labor	151,901	163,956	(12,055)	(7.4)%	308,390	330,559	(22,169)	(6.7)%
Other store expenses	181,101	199,091	(17,990)	(9.0)%	377,812	426,459	(48,647)	(11.4)%
General and administrative expenses	48,810	44,868	3,942	8.8%	96,536	101,271	(4,735)	(4.7)%
Depreciation and amortization	12,597	12,880	(283)	(2.2)%	25,478	27,410	(1,932)	(7.0)%
Other charges	27,786	53,668	(25,882)	(48.2)%	155,356	123,816	31,540	25.5%
Total operating expenses	422,195	474,463	(52,268)	(11.0)%	963,572	1,009,515	(45,943)	(4.6)%
Operating profit	84,031	58,081	25,950	44.7%	48,918	69,123	(20,205)	(29.2)%
Interest, net	27,231	18,997	8,234	43.3%	54,911	37,921	16,990	44.8%
Earnings (loss) before income taxes	56,800	39,084	17,716	45.3%	(5,993)	31,202	(37,195)	(119.2)%
Income tax expense (benefit)	102,418	19,359	83,059	429.0%	(7,705)	15,714	(23,419)	(149.0)%
Net (loss) earnings	$(45,618)	$19,725	$(65,343)	(331.3)%	$1,712	$15,488	$(13,776)	(88.9)%
Three Months Ended June 30, 2023, compared to Three Months Ended June 30, 2022
Store Revenue. Total store revenue decreased by $88.0 million, or 8.5%, to $949.7 million for the three months ended June 30, 2023, from $1,037.7 million for the three months ended June 30, 2022. This decrease was primarily due to decreases of approximately $65.8 million and $24.0 million in revenues in the Acima and Rent-A-Center segments, respectively, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2023 decreased by $28.2 million, or 8.8%, to $291.7 million as compared to $319.9 million in 2022. The decrease was primarily attributable to a decrease of approximately $27.9 million in the Acima segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 36.1% for the three months ended June 30, 2023, as compared to 37.3% in 2022.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $33.0 million, or 17.8%, to $152.7 million for the three months ended June 30, 2023, from $185.7 million in 2022, primarily attributable to a decrease of $32.6 million in the Acima segment, driven by fewer customers electing early payout options. The gross margin percent of merchandise sales decreased to (22.4)% for the three months ended June 30, 2023, from (15.5)% in 2022, primarily due to fewer customers electing early payout options.
Gross Profit. Gross profit decreased by $26.3 million, or 4.9%, to $506.2 million for the three months ended June 30, 2023, from $532.5 million in 2022, primarily due to decreases of $21.8 million and $5.4 million in the Rent-A-Center and Acima segments, respectively, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue increased to 51.7% for the three months ended June 30, 2023, as compared to 49.7% in 2022.
Store Labor. Store labor decreased by $12.1 million, or 7.4%, to $151.9 million for the three months ended June 30, 2023, as compared to $164.0 million in 2022, primarily due to decreases of $7.0 million and $5.6 million in the Rent-A-Center and Acima segments, respectively, driven by lower operating headcount. Store labor expressed as a percentage of total store revenue was 16.0% for the three months ended June 30, 2023, as compared to 15.8% in 2022.
Other Store Expenses. Other store expenses decreased by $18.0 million, or 9.0%, to $181.1 million for the three months ended June 30, 2023, as compared to $199.1 million in 2022, primarily due to a decrease of $24.5 million in the Acima segment driven by a $21.0 million decrease in customer stolen merchandise losses, partially offset by an increase of $5.2 million in the Rent-A-Center segment. Please reference the “Segment Performance” section below for additional discussion of segment merchandise losses. Other store expenses expressed as a percentage of total store revenue were 19.1% for the three months ended June 30, 2023, compared to 19.2% in 2022.
General and Administrative Expenses. General and administrative expenses increased by $3.9 million, or 8.8%, to $48.8 million for the three months ended June 30, 2023, as compared to $44.9 million in 2022, primarily due to higher incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 5.0% and 4.2% for the three months ended June 30, 2023 and 2022, respectively.
Other Charges. Other charges decreased by $25.9 million, or 48.2%, to $27.8 million for the three months ended June 30, 2023, as compared to $53.7 million in 2022. Other charges for the three months ended June 30, 2023 primarily included $9.3 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings and $18.2 million in depreciation and amortization of acquired software and intangible assets. Other charges for the three months ended June 30, 2022 primarily included $32.9 million related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, $18.2 million in depreciation and amortization of acquired software and intangible assets, $1.2 million in state sales tax assessment reserves, and $1.2 million in Acima retail partner conversion losses.
Operating Profit. Operating profit increased by $25.9 million to $84.0 million for the three months ended June 30, 2023, as compared to $58.1 million in 2022, primarily due to the decrease of $52.3 million in operating expenses, driven by decreases of $18.0 million and $12.1 million in other store expenses and labor costs described above, partially offset by the decrease in gross profit of $26.3 million described above. Operating profit expressed as a percentage of total revenue was 8.6% for the three months ended June 30, 2023, compared to 5.4% in 2022.
Income Tax Expense. Income tax expense increased by $83.0 million to $102.4 million for the three months ended June 30, 2023, as compared to $19.4 million in 2022, primarily due to the tax impact of accelerated stock compensation expense recognized in first quarter of 2023, related to restricted stock agreements issued to the former owners of Acima Holdings upon acquisition of Acima Holdings, combined with the increase in earnings before income taxes for the three months ended June 30, 2023 compared to the same period in 2022.
Six Months Ended June 30, 2023, compared to Six Months Ended June 30, 2022
Store Revenue. Total store revenue decreased by $235.3 million, or 10.8%, to $1,936.7 million for the six months ended June 30, 2023, from $2,172.0 million for the six months ended June 30, 2022. The decrease was primarily due to decrease of approximately $181.3 million and $57.5 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2023, decreased by $69.8 million, or 10.6%, to $588.8 million as compared to $658.6 million in 2022. This decrease in cost of rentals and fees was primarily attributable to an decrease of $73.3 million in the

Acima segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 36.5% for the six months ended June 30, 2023 as compared to 37.8% in 2022.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $99.2 million, or 22.7%, to $336.9 million for the six months ended June 30, 2023, from $436.1 million in 2022, primarily attributable to decreases of $93.5 million and $5.6 million in the Acima and Rent-A-Center segments, respectively. The gross margin percent of merchandise sales decreased to (17.1)% for the six months ended June 30, 2023, from (10.8)% in 2022.
Gross Profit. Gross profit decreased by $66.1 million, or 6.1%, to $1,012.5 million for the six months ended June 30, 2023, from $1,078.6 million in 2022, due primarily to decreases of $53.5 million and $14.5 million in the Rent-A-Center and Acima segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 50.7% for the six months ended June 30, 2023, as compared to 48.3% in 2022.
Store Labor. Store labor decreased by $22.2 million, or 6.7%, to $308.4 million for the six months ended June 30, 2023, as compared to $330.6 million in 2022, primarily attributable to decreases of $12.9 million and $10.4 million in the Acima and Rent-A-Center segments, respectively. Store labor expressed as a percentage of total store revenue was 15.9% for the six months ended June 30, 2023, as compared to 15.2% in 2022.
Other Store Expenses. Other store expenses decreased by $48.7 million, or 11.4%, to $377.8 million for the six months ended June 30, 2023, as compared to $426.5 million in 2022, due to a decrease of $61.6 million in the Acima segment, primarily attributable to a decrease of $53.1 million in merchandise losses, partially offset by an increase of $9.9 million in the Rent-A-Center segment. Other store expenses expressed as a percentage of total store revenue were 19.5% for the six months ended June 30, 2023, compared to 19.6% in 2022.
General and Administrative Expenses. General and administrative expenses decreased by $4.8 million, or 4.7%, to $96.5 million for the six months ended June 30, 2023, as compared to $101.3 million in 2022. General and administrative expenses expressed as a percentage of total revenue were 4.8% for the six months ended June 30, 2023, compared to 4.5% in 2022.
Other Charges. Other charges increased by $31.6 million to $155.4 million for the six months ended June 30, 2023, as compared to $123.8 million for the six months ended June 30, 2022. Other charges for the six months ended June 30, 2023 primarily included $118.7 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, and $36.5 million in depreciation and amortization of acquired software and intangible assets. Other charges for the six months ended June 30, 2022 primarily included $69.4 million in in stock compensation expense related to equity consideration subject to vesting conditions, $44.3 million in depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings, $4.5 million in software impairment, $4.2 million in employee severance, $1.2 million in state sales tax assessment reserves, and $1.2 million in Acima retail partner conversion losses.
Operating Profit. Operating profit decreased by $20.2 million to $48.9 million for the six months ended June 30, 2023, as compared to $69.1 million in 2022, primarily due to the decrease of $66.1 million in gross profit, partially offset by a decrease of $45.9 million in operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 2.5% for the six months ended June 30, 2023, compared to 3.1% in 2022.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the six months ended June 30, 2023 was $(7.7) million, as compared to $15.7 million in 2022, primarily due to the tax impact of accelerated stock compensation expense recognized for the six months ended June 30, 2023 related to restricted stock agreements issued to the former owners of Acima Holdings upon acquisition of Acima Holdings, as described in the other charges section above.

Segment Performance
Rent-A-Center segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$466,191	$490,185	$(23,994)	(4.9)%	$951,199	$1,008,690	$(57,491)	(5.7)%
Gross profit	326,253	348,060	(21,807)	(6.3)%	657,979	711,440	(53,461)	(7.5)%
Operating profit	78,914	99,108	(20,194)	(20.4)%	147,875	199,284	(51,409)	(25.8)%
Lease portfolio balance(1)					139,312	146,184	(6,872)	(4.7)%
Change in same store revenue(1)				(4.9)%				(5.8)%
Stores in same store revenue calculation				1,782				1,782
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenue for the three and six months ended June 30, 2023, as compared to 2022, were primarily due to decreases in same store sales of 4.9% and 5.8%, respectively, driven by decreases in rentals and fees revenues of $14.8 million and $31.4 million, and decreases in merchandise sales of $6.7 million and $22.2 million, respectively, primarily attributable to a decrease in our lease portfolio balance, and fewer customers electing early payout options. The segment lease portfolio balance as of June 30, 2023 decreased 4.7% compared to the balance as of June 30, 2022.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2023, as compared to 2022, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 70.0% and 69.2% for the three and six months ended June 30, 2023, as compared to 71.0% and 70.5% for the corresponding periods in 2022, primarily due to mix-shift changes between lease merchandise product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 16.9% and 15.5% for the three and six months ended June 30, 2023, compared to 20.2% and 19.8% for the corresponding periods in 2022. The decrease in operating margin for the three and six months ended June 30, 2023, as compared to 2022, was primarily driven by decreases in revenues and gross profit described above. Charge-offs in our Rent-A-Center lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.5% and 4.7% for the three and six months ended June 30, 2023, compared to 4.2% and 4.1% for the corresponding periods in 2022. Charge-offs in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.4% for both the three and six months ended June 30, 2023, compared to approximately 1.6% and 1.7% for the corresponding periods in 2022. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$464,358	$530,170	$(65,812)	(12.4)%	$948,206	$1,129,546	$(181,340)	(16.1)%
Gross profit	159,687	165,081	(5,394)	(3.3)%	314,832	329,308	(14,476)	(4.4)%
Operating profit	63,109	35,835	27,274	76.1%	116,979	45,433	71,546	157.5%
Gross merchandise volume(1)	372,120	395,066	(22,946)	(5.8)%	720,295	793,375	(73,080)	(9.2)%
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenues for the three and six months ended June 30, 2023, as compared to 2022, was primarily due to decreases in rentals and fees revenues of $36.6 million and $97.9 million, and decreases in merchandise sales revenue of $29.4 million and $83.8 million, respectively. The decreases in rentals and fees revenue were primarily due to fewer open lease agreements and the decreases in merchandise sales revenues were primarily attributable to decreases in GMV and fewer customers electing early payout options in the current year period.
Gross Profit. Gross profit as a percentage of segment revenues increased to 34.4% and 33.2% for the three and six months ended June 30, 2023, compared to 31.1% and 29.2% for the corresponding periods in 2022, primarily due to fewer customers executing early purchase options.

Operating Profit. Operating profit as a percentage of segment revenues increased to 13.6% and 12.3% for the three and six months ended June 30, 2023 compared to 6.8% and 4.0% for the corresponding periods in 2022. Operating profit margin increased for three and six months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower customer stolen merchandise losses of approximately $21.0 million and $53.1 million, and lower labor costs of approximately $5.6 million and $12.9 million, partially offset by lower revenues described above. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.9% for both the three and six months ended June 30, 2023, compared to 11.6% and 12.1% for the three six months ended June 30, 2022. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were negligible for the three months ended June 30, 2023 and approximately 0.1% for the six months ended June 30, 2023, compared to 0.1% for the corresponding periods in 2022.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$18,454	$16,701	$1,753	10.5%	$35,883	$32,413	$3,470	10.7%
Gross profit	13,047	11,811	1,236	10.5%	25,436	22,912	2,524	11.0%
Operating profit	1,298	1,949	(651)	(33.4)%	2,293	4,015	(1,722)	(42.9)%
Change in same store revenue(1)				(4.9)%				(3.2)%
Stores in same store revenue calculation				108				108
(1) See Key Metrics described above for additional information
Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $2.1 million and $3.7 million for the three and six months ended June 30, 2023, as compared to the same period in 2022. On a constant currency basis, revenues for the three and six months ended June 30, 2023 decreased approximately $0.4 million and $0.2 million, compared to the corresponding periods in 2022.
Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $1.5 million and $2.6 million for the three and six months ended June 30, 2023, as compared to the same periods in 2022. On a constant currency basis, gross profit for the three and six months ended June 30, 2023 decreased by approximately $0.3 million and $0.1 million as compared to the same periods in 2022. Gross profit as a percentage of segment revenues was 70.7% and 70.9% for the three and six months ended June 30, 2023, compared to 70.7% for the corresponding periods in 2022.
Operating Profit. Operating profit was positively impacted by exchange rate fluctuations of approximately $0.2 million for both the three and six months ended June 30, 2023, as compared to the same periods in 2022. On a constant currency basis, operating profit for the three and six months ended June 30, 2023 decreased by approximately $0.8 million and $2.0 million as compared to the same periods in 2022. Operating profit as a percentage of segment revenues decreased to 7.0% and 6.4% for the three and six months ended June 30, 2023, compared to 11.7% and 12.4% for the corresponding periods in 2022, primarily due to higher customer stolen merchandise losses.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$30,160	$34,199	$(4,039)	(11.8)%	$59,936	$60,327	$(391)	(0.6)%
Gross profit	7,239	7,592	(353)	(4.6)%	14,243	14,978	(735)	(4.9)%
Operating profit	4,979	5,303	(324)	(6.1)%	9,739	10,093	(354)	(3.5)%
Revenues. Revenues decreased for the three months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to decreases of $3.6 million in merchandise purchases by franchisees. Revenues decreased for the six months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to a decrease of $1.1 million in royalty income and fees revenue.
Gross Profit. Gross profit as a percentage of segment revenues was 24.0% and 23.8% for the three and six months ended June 30, 2023, compared to 22.2% and 24.8% for the corresponding periods in 2022, primarily due to the changes in allocation of merchandise sales compared to royalty and fee revenue.

Operating Profit. Operating profit as a percentage of segment revenues was 16.5% and 16.2% for the three and six months ended June 30, 2023 compared to 15.5% and 16.7% for the corresponding periods in 2022, primarily due to the change in gross profit described above.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2023, we generated $142.0 million in operating cash flow, and used cash in the amount of $134.2 million for debt repayments, $44.3 million for dividends and $21.4 million for capital expenditures. We ended the second quarter of 2023 with $86.8 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion.
Analysis of Cash Flow. Cash provided by operating activities decreased by $145.1 million to $142.0 million for the six months ended June 30, 2023, from $287.1 million in 2022, primarily due to an increase in inventory purchases and decrease in net earnings of approximately $13.8 million.
Cash used in investing activities decreased to $21.4 million for the six months ended June 30, 2023, compared to $31.3 million in 2022, primarily due to lower investment in store-related assets in our Rent-A-Center segment, partially offset by additional investment in Corporate software assets for the six months ended June 30, 2023.
Cash used in financing activities decreased to $180.0 million for the six months ended June 30, 2023, compared to $252.0 million in 2022, primarily due to higher debt repayments of $160.2 million partially offset by debt proceeds received of $90.0 million in 2022.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, and debt service. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At July 27, 2023, we had approximately $88.7 million in cash on hand, and $487.1 million available under our ABL Credit Facility.
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
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Customer stolen merchandise	$67,416	$85,489	$139,450	$185,231
Other merchandise losses(1)	6,439	8,524	14,529	18,431
Total merchandise losses	$73,855	$94,013	$153,979	$203,662
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $21.4 million and $30.9 million on capital expenditures during the six months ended June 30, 2023 and 2022, respectively. The decrease of $9.5 million is primarily due to lower investment in store-related assets in our Rent-A-Center segment, partially offset by additional investment in Corporate software assets.
Acquisitions and New Location Openings. During the first six months of 2023, we acquired one lease-to-own store location and customer accounts for an aggregate purchase price of approximately $39.0 thousand. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.

The table below summarizes the store location activity for the six-month period ended June 30, 2023 for our Rent-A-Center, Mexico and Franchising operating segments.

	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,851	126	447	2,424
New location openings	2	3	1	6
Closed locations
Merged with existing locations	(10)	(1)	—	(11)
Sold or closed with no surviving location	—	—	(10)	(10)
Locations at end of period	1,843	128	438	2,409
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired store (in thousands)	$39	$—	$—	$39
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate. Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%, which, as of July 27, 2023, was 7.31%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on September 21, 2021 and June 15, 2023, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 3.25%, subject to a 0.50% Term SOFR floor, which, as of July 27, 2023 was 8.56%. In conjunction with the execution of the 2nd amendment to the Term Loan Facility, the applicable margin was repriced by 26 basis points from 3.25% to 3.51% beginning July 31, 2023.
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

At July 27, 2023, we had outstanding borrowings of $815.5 million under the Term Loan Facility and available commitments of $487.1 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2038. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of June 30, 2023, our total remaining obligation for existing store lease contracts was approximately $345.0 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of June 30, 2023, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $1.3 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of June 30, 2023, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $2.8 million.
See Note 4 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of our store operating leases.
Uncertain Tax Position. As of June 30, 2023, we have recorded $1.3 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of June 30, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of June 30, 2023, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $815.5 million outstanding under the Term Loan Facility at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at June 30, 2023, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.3 million additional annualized pre-tax charge or credit to our condensed consolidated statement of operations. We have not entered into any interest rate swap agreements as of June 30, 2023.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2023, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Certain of our officers have made, or may make, elections to participate in, or are participating in, the Company's stock investment option and dividend reinvestment available through the Company's 401(k) plan. In addition, certain of our officers and directors may from time to time make elections to have shares withheld to cover withholding taxes owed in connection with long-term incentive plan awards or to pay the exercise price of options or make standing elections to reinvest dividends received on our shares or long-term incentive plan awards held by them, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, or may constitute non-Rule 10b5–1 trading arrangements as defined in Item 408(c) of Regulation S-K.

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

3.5	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of February 23, 2023.)

3.6	Certificate of Designations of Series D Preferred Stock of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017.)

4.1	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-8 dated as of June 7, 2023.)

4.2
Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

4.3	Description of the registrant’s Common Stock (incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

10.1	Upbound Group, Inc. Amended 2021 Long Term Incentive Plan (incorporated herein by reference to Annex A of the registrant’s Proxy Statement on Schedule 14A dated as of April 25, 2023)

10.2*	Second Amendment to Term Loan Credit Agreement, dated as of June 15, 2023, by and among Upbound Group, Inc. and JPMorgan Chase Bank, N.A., as administrative agent

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi W. Karam

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi W. Karam

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPBOUND GROUP, INC.

By:	/S/ FAHMI W. KARAM
Fahmi W. Karam
EVP, Chief Financial Officer
Date: August 3, 2023