Form 10-Q
period 2023-09-30
UPBOUND GROUP, INC.
filed 2023-11-02
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2023:

Class	Outstanding
Common stock, $.01 par value	54,294,852

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except per share data)
Revenues
Store
Rentals and fees	$806,766	$829,459	$2,421,039	$2,569,804
Merchandise sales	127,564	147,616	415,256	541,265
Installment sales	13,444	16,718	45,191	52,355
Other	1,429	1,340	4,422	3,698
Total store revenues	949,203	995,133	2,885,908	3,167,122
Franchise
Merchandise sales	24,082	22,823	69,778	67,849
Royalty income and fees	5,813	6,001	18,636	19,962
Total revenues	979,098	1,023,957	2,974,322	3,254,933
Cost of revenues
Store
Cost of rentals and fees	296,820	310,079	885,662	968,655
Cost of merchandise sold	155,937	179,477	492,879	615,543
Cost of installment sales	5,102	6,032	16,359	18,379
Total cost of store revenues	457,859	495,588	1,394,900	1,602,577
Franchise cost of merchandise sold	24,073	22,834	69,766	68,183
Total cost of revenues	481,932	518,422	1,464,666	1,670,760
Gross profit	497,166	505,535	1,509,656	1,584,173
Operating expenses
Store expenses
Labor	152,080	156,192	460,470	486,751
Other store expenses	191,455	197,847	569,267	624,306
General and administrative expenses	53,898	40,002	150,434	141,273
Depreciation and amortization	12,624	12,798	38,102	40,208
Other charges	29,057	61,619	184,413	185,435
Total operating expenses	439,114	468,458	1,402,686	1,477,973
Operating profit	58,052	37,077	106,970	106,200
Interest expense	27,887	22,960	84,233	61,018
Interest income	(1,255)	(216)	(2,690)	(353)
Earnings before income taxes	31,420	14,333	25,427	45,535
Income tax expense	27,057	20,111	19,352	35,825
Net earnings (loss)	$4,363	$(5,778)	$6,075	$9,710
Basic earnings (loss) per common share	$0.08	$(0.10)	$0.11	$0.18
Diluted earnings (loss) per common share	$0.08	$(0.10)	$0.11	$0.16
Cash dividends declared per common share	$0.34	$0.34	$1.02	$1.02
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Net earnings (loss)	$4,363	$(5,778)	$6,075	$9,710
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(725) and $(163), $1,202 and $(14) for the three and nine months ended September 30, 2023 and 2022, respectively	(2,729)	(615)	4,520	(51)
Total other comprehensive (loss) income	(2,729)	(615)	4,520	(51)
Comprehensive income (loss)	$1,634	$(6,393)	$10,595	$9,659
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$105,726	$144,141
Receivables, net of allowance for doubtful accounts of $13,120 and $13,214 in 2023 and 2022, respectively	104,772	111,865
Prepaid expenses and other assets	55,671	46,070
Rental merchandise, net
On rent	968,965	989,869
Held for rent	122,493	134,959
Merchandise held for installment sale	5,537	6,988
Property assets, net of accumulated depreciation of $627,488 and $576,675 in 2023 and 2022, respectively	277,216	295,371
Operating lease right-of-use assets	295,879	302,311
Deferred tax asset	84,164	82,886
Goodwill	289,750	289,750
Other intangible assets, net	315,902	359,409
Total assets	$2,626,075	$2,763,619
LIABILITIES
Accounts payable – trade	$132,379	$155,449
Accrued liabilities	299,597	320,624
Operating lease liabilities	299,509	305,556
Deferred tax liability	57,947	87,986
Senior debt, net	799,973	930,902
Senior notes, net	439,425	437,956
Total liabilities	2,028,830	2,238,473
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,354,405 and 125,028,169 shares issued in September 30, 2023 and December 31, 2022, respectively	1,108	1,080
Additional paid-in capital	1,443,667	1,298,094
Retained earnings	1,026,309	1,077,189
Treasury stock at cost, 70,270,920 and 69,354,651 shares in September 30, 2023 and December 31, 2022	(1,867,733)	(1,840,591)
Accumulated other comprehensive loss	(6,106)	(10,626)
Total stockholders' equity	597,245	525,146
Total liabilities and stockholders' equity	$2,626,075	$2,763,619
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net Earnings	—	—	—	47,330	—	—	47,330
Other comprehensive income	—	—	—	—	—	3,104	3,104
Exercise of stock options	55	1	683	—	—	—	684
Vesting of restricted share units, net of shares withheld for employee taxes	204	31	(31)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,535)	—	—	—	(2,535)
Stock-based compensation	—	—	115,681	—	—	—	115,681
Dividends declared	—	—	—	(19,068)	—	—	(19,068)
Balance at March 31, 2023	125,287	$1,112	$1,411,892	$1,105,451	$(1,840,591)	$(7,522)	$670,342
Net Loss	—	—	—	(45,618)	—	—	(45,618)
Other comprehensive income	—	—	—	—	—	4,145	4,145
Exercise of stock options	19	—	371	—	—	—	371
Vesting of restricted share units, net of shares withheld for employee taxes	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	15,425	—	—	—	15,425
Dividends declared	—	—	—	(19,072)	—	—	(19,072)
Balance at June 30, 2023	125,308	$1,113	$1,427,687	$1,040,761	$(1,840,591)	$(3,377)	$625,593
Net Earnings	—	—	—	4,363	—	—	4,363
Other comprehensive loss	—	—	—	—	—	(2,729)	(2,729)
Purchase of treasury stock	—	(9)	—	—	(27,142)	—	(27,151)
Exercise of stock options	27	—	463	—	—	—	463
Vesting of restricted share units, net of shares withheld for employee taxes	19	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(97)	—	—	—	(97)
Stock-based compensation	—	—	15,618	—	—	—	15,618
Dividends declared	—	—	—	(18,815)	—	—	(18,815)
Balance at September 30, 2023	125,354	$1,108	$1,443,667	$1,026,309	$(1,867,733)	$(6,106)	$597,245

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net loss	—	—	—	(4,237)	—	—	(4,237)
Other comprehensive income	—	—	—	—	—	661	661
Exercise of stock options	22	1	476	—	—	—	477
Vesting of restricted share units, net of shares withheld for employee taxes	424	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(8,466)	—	—	—	(8,466)
Stock-based compensation	—	—	41,410	—	—	—	41,410
Dividends declared	—	—	—	(20,063)	—	—	(20,063)
Balance at March 31, 2022	124,844	$1,070	$1,179,925	$1,119,347	$(1,765,574)	$(11,710)	$523,058
Net earnings	—	—	—	19,725	—	—	19,725
Other comprehensive loss	—	—	—	—	—	(97)	(97)
Exercise of stock options	52	—	783	—	—	—	783
Vesting of restricted share units, net of shares withheld for employee taxes	85	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(969)	—	—	—	(969)
Stock-based compensation	—	—	36,438	—	—	—	36,438
Dividends declared	—	—	—	(20,104)	—	—	(20,104)
Balance at June 30, 2022	124,981	$1,071	$1,216,176	$1,118,968	$(1,765,574)	$(11,807)	$558,834
Net loss	—	—	—	(5,778)	—	—	(5,778)
Other comprehensive loss	—	—	—	—	—	(615)	(615)
Purchase of treasury stock	—	(13)	—	—	(29,784)	—	(29,797)
Exercise of stock options	33	—	461	—	—	—	461
Vesting of restricted share units, net of shares withheld for employee taxes	5	45	(45)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(42)	—	—	—	(42)
Stock-based compensation	—	—	44,773	—	—	—	44,773
Dividends declared	—	—	—	(19,673)	—	—	(19,673)
Balance at September 30, 2022	125,019	$1,103	$1,261,323	$1,093,517	$(1,795,358)	$(12,422)	$548,163
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Cash flows from operating activities
Net earnings	$6,075	$9,710
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	859,001	937,728
Bad debt expense	17,533	18,100
Stock-based compensation expense	146,724	122,621
Depreciation of property assets	53,894	51,384
Loss on sale or disposal of property assets	413	5,979
Amortization of intangibles	43,518	51,382
Amortization of financing fees	4,770	4,798
Deferred income taxes	(32,488)	(21,025)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(824,151)	(704,191)
Receivables	(10,441)	(4,951)
Prepaid expenses and other assets	(9,600)	(7,808)
Operating lease right-of-use assets and lease liabilities	385	(2,047)
Accounts payable – trade	(23,070)	4,085
Accrued liabilities	(12,621)	(53,682)
Net cash provided by operating activities	219,942	412,083
Cash flows from investing activities
Purchase of property assets	(36,167)	(49,436)
Proceeds from sale of property assets	15	35
Acquisitions of businesses	(39)	(775)
Net cash used in investing activities	(36,191)	(50,176)
Cash flows from financing activities
Share repurchases	(24,049)	(29,797)
Exercise of stock options	1,518	1,720
Shares withheld for payment of employee tax withholdings	(2,632)	(9,477)
Proceeds from debt	—	90,000
Repayments of debt	(134,229)	(296,563)
Dividends paid	(64,366)	(60,410)
Net cash used in financing activities	(223,758)	(304,527)
Effect of exchange rate changes on cash	1,592	(86)
Net (decrease) increase in cash and cash equivalents	(38,415)	57,294
Cash and cash equivalents at beginning of period	144,141	108,333
Cash and cash equivalents at end of period	$105,726	$165,627
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2- Revenues
The following tables disaggregate our revenue for the periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$413,051	$375,202	$18,513	$—	$806,766
Merchandise sales	26,819	99,857	888	—	127,564
Installment sales	13,444	—	—	—	13,444
Other	318	157	241	713	1,429
Total store revenues	453,632	475,216	19,642	713	949,203
Franchise
Merchandise sales	—	—	—	24,082	24,082
Royalty income and fees	—	—	—	5,813	5,813
Total revenues	$453,632	$475,216	$19,642	$30,608	$979,098

	Nine Months Ended September 30, 2023
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(in thousands)
Store
Rentals and fees	$1,260,745	$1,107,943	$52,351	$—	$2,421,039
Merchandise sales	97,905	314,741	2,610	—	415,256
Installment sales	45,191	—	—	—	45,191
Other	990	737	565	2,130	4,422
Total store revenues	1,404,831	1,423,421	55,526	2,130	2,885,908
Franchise
Merchandise sales	—	—	—	69,778	69,778
Royalty income and fees	—	—	—	18,636	18,636
Total revenues	$1,404,831	$1,423,421	$55,526	$90,544	$2,974,322

	Three Months Ended September 30, 2022
	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
(In thousands)
Store
Rentals and fees	$426,805	$387,488	$15,166	$—	$829,459
Merchandise sales	30,009	116,795	812	—	147,616
Installment sales	16,718	—	—	—	16,718
Other	223	165	63	889	1,340
Total store revenues	473,755	504,448	16,041	889	995,133
Franchise
Merchandise sales	—	—	—	22,823	22,823
Royalty income and fees	—	—	—	6,001	6,001
Total revenues	$473,755	$504,448	$16,041	$29,713	$1,023,957

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
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
Lease Purchase Agreements
Rent-A-Center, Acima, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to lease-to-own agreements, which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. At the expiration of each lease term, customers may renew the lease-to-own agreement for the next lease term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required lease terms. Customers can terminate the lease-to-own agreement and return the product at the end of any lease term without penalty. Therefore, lease-to-own agreements are accounted for as operating leases.
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At September 30, 2023 and December 31, 2022, we had $56.6 million and $54.9 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center stores, certain Acima staffed locations formerly operating under the Preferred Lease brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statement of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Merchandise Sales. Merchandise sales include payments received for the exercise of the early purchase options offered through our lease-to-own agreements or merchandise sold through point-of-sale transactions. Revenue for merchandise sales is

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
recognized when payment is received and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At September 30, 2023 and December 31, 2022, we had $1.2 million and $2.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2023 and December 31, 2022, we had $3.1 million and $3.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 3 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for each of the nine months ended September 30, 2023 and 2022 was $8.7 million and $9.2 million, respectively.
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
Receivables consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Installment sales receivables	$62,236	$69,550
Trade and notes receivables(1)	55,656	55,529
Total receivables	117,892	125,079
Less allowance for doubtful accounts(2)	(13,120)	(13,214)
Total receivables, net of allowance for doubtful accounts	$104,772	$111,865
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $29.9 million and $28.7 million at September 30, 2023 and December 31, 2022, respectively.
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
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.1 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively, and the allowance for doubtful accounts related to installment sales receivables was $12.0 million at both September 30, 2023 and December 31, 2022.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	September 30, 2023
Beginning allowance for doubtful accounts	$13,214
Bad debt expense(1)	17,533
Accounts written off, net of recoveries	(17,627)
Ending allowance for doubtful accounts	$13,120
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our condensed consolidated financial statements.
Note 4 - Leases
We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three years to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total operating lease costs by expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost included in Other store expenses(1)(2)	$31,143	$31,100	$93,208	$93,365
Operating lease cost included in Other charges	—	264	—	299
Sublease receipts	(734)	(1,642)	(3,012)	(5,700)
Total operating lease charges	$30,409	$29,722	$90,196	$87,964
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $9.9 million and $29.0 million for the three and nine months ended September 30, 2023, respectively, compared to $9.4 million and $27.2 million for the three and nine months ended September 30, 2022, respectively.
Supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$79,871	$77,780
Cash paid for short-term operating leases not included in operating lease liabilities	13,240	14,170
Right-of-use assets obtained in exchange for new operating lease liabilities	50,786	81,937
Weighted-average discount rate and weighted-average remaining lease term:

	September 30, 2023	December 31, 2022
Weighted-average discount rate(1)	7.6%	7.0%
Weighted-average remaining lease term (in years)	4	4
(1) The January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at September 30, 2023:

(in thousands)	Operating Leases
2023	$29,524
2024	103,277
2025	85,151
2026	59,870
2027	38,556
Thereafter	33,499
Total undiscounted operating lease liabilities	349,877
Less: Interest	(50,368)
Total present value of operating lease liabilities	$299,509
Note 5 - Income Taxes
The effective tax rate was 76.1% for the nine months ended September 30, 2023, compared to 78.7% for the corresponding period in 2022. The effective tax rates for the nine months ended September 30, 2023 and 2022 were impacted by the difference between recorded goodwill and goodwill recognized for tax purposes, primarily related to stock consideration issued to employee former owners of Acima Holdings subject to restricted stock agreements. Please reference Note 9 for additional information regarding the recognition of these restricted stock units in our condensed consolidated financial statements. For tax purposes, restricted stock units subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and will be amortized over a period of 15 years.
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
In connection with the First Amendment to the ABL Credit Facility and the Second Amendment to the Term Loan Facility described above, we have elected optional expedients available under ASC Topic 848, “Reference Rate Reform” which classify contract amendments for the transition of LIBOR as events that do not require accounting reassessments as a contract modification.
As of September 30, 2023, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $13.4 million and $2.1 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
The amount outstanding under the Term Loan Facility was $815.5 million at September 30, 2023. We had no outstanding borrowings under our ABL Credit Facility at September 30, 2023 and borrowing capacity of $485.6 million, net of issued letters of credit of approximately $64.4 million, primarily relating to insurance claims.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 3.51%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 8.881% at September 30, 2023. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at September 30, 2023 was 7.52%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at September 30, 2023 was 0.375%. We paid $0.8 million of commitment fees during the third quarter of 2023.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the ABL Credit Facility. The fixed charge coverage ratio as of September 30, 2023 was 1.19 to 1.00.
The governing documents of the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of September 30, 2023, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the scheduled maturity dates of our outstanding senior debt at September 30, 2023 for each of the years ending December 31:

(in thousands)	Term Loan Facility(1)
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	815,458
Total senior debt	$815,458
(1) Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of September 30, 2023, the total remaining balance of unamortized debt issuance costs related to our senior notes reported in the Condensed Consolidated Balance Sheets was approximately $10.6 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2023 and December 31, 2022, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at September 30, 2023:

	September 30, 2023
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$401,040	$(48,960)
Note 9 - Other Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the nine months ended September 30, 2023 and 2022, we recognized approximately $128.1 million and $111.5 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the nine months ended September 30, 2023 and 2022, we recognized approximately $42.8 million and $50.6 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $11.9 million in incremental depreciation expense related to acquired technology assets in both the nine months ended September 30, 2023 and 2022.
During the nine months ended September 30, 2022, we recognized approximately $0.2 million in transaction costs associated with the closing of the transaction.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. We expect to fully deploy the new system across our lease-to-own store network during the first half of 2024, at which time our existing point-of-sale software will be retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the current deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $4.6 million for the three months ended September 30, 2023. Subsequent to September 30, 2023 we expect to recognize additional depreciation expense of $10.8 million over the remaining life of these assets.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Activity with respect to Other charges for the nine months ended September 30, 2023 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2022	Charges & Adjustments	Payments & Adjustments	Accrued Charges at September 30, 2023
Cash charges:
Labor reduction costs(1)	$2,202	$—	$(2,202)	$—
Total cash charges	$2,202	—	$(2,202)	$—
Non-cash charges:
Acima Holdings restricted stock agreements(2)		128,128
Depreciation and amortization of acquired assets(3)		54,701
Accelerated software depreciation		4,609
Other(4)		(3,025)
Total other charges		$184,413
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
(4) Primarily represents interest income on tax refunds for prior years received in 2023.
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
Segment information as of and for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues
Rent-A-Center	$453,632	$473,755	$1,404,831	$1,482,445
Acima	475,216	504,448	1,423,421	1,633,994
Mexico	19,642	16,041	55,526	48,454
Franchising	30,608	29,713	90,544	90,040
Total revenues	$979,098	$1,023,957	$2,974,322	$3,254,933

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gross profit
Rent-A-Center	$317,233	$334,892	$975,210	$1,046,332
Acima	159,427	152,434	474,258	481,742
Mexico	13,971	11,330	39,410	34,242
Franchising	6,535	6,879	20,778	21,857
Total gross profit	$497,166	$505,535	$1,509,656	$1,584,173

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating profit
Rent-A-Center	$63,762	$71,999	$211,637	$271,283
Acima	58,124	48,885	175,103	94,318
Mexico	1,124	996	3,417	5,011
Franchising	3,541	5,077	13,280	15,170
Total segments	126,551	126,957	403,437	385,782
Corporate(1)	(68,499)	(89,880)	(296,467)	(279,582)
Total operating profit	$58,052	$37,077	$106,970	$106,200
(1) Includes stock compensation expense of $9.4 million and $128.1 million recognized for the three and nine months ended September 30, 2023 and $42.1 million and $111.5 million recognized for the three and nine months ended September 30, 2022, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 11.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization
Rent-A-Center	$4,421	$4,629	$13,964	$15,665
Acima(1)	420	439	1,263	1,496
Mexico	345	182	880	494
Franchising	36	35	110	110
Total segments	5,222	5,285	16,217	17,765
Corporate(2)	7,402	7,513	21,885	22,443
Total depreciation and amortization	$12,624	$12,798	$38,102	$40,208
(1) Excludes amortization expense of approximately $14.3 million and $42.8 million for the three and nine months ended September 30, 2023, compared to $14.2 million and $50.6 million for the three and nine months ended September 30, 2022, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.
(2) Excludes depreciation expense of approximately $8.6 million and $16.5 million for both the three and nine months ended September 30, 2023, compared to $3.9 million and $11.9 million for the three and nine months ended September 30, 2022, recorded to Other charges in the Condensed Consolidated Statement of Operations, related to software acquired upon closing of the Acima Holdings acquisition and accelerated software depreciation. See Note 9 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Capital expenditures
Rent-A-Center	$6,822	$10,714	$12,587	$30,917
Acima	121	16	203	205
Mexico	508	696	1,902	1,219
Franchising	—	166	1	278
Total segments	7,451	11,592	14,693	32,619
Corporate	7,322	6,949	21,474	16,817
Total capital expenditures	$14,773	$18,541	$36,167	$49,436

(in thousands)	September 30, 2023	December 31, 2022
On rent rental merchandise, net
Rent-A-Center	$429,614	$465,095
Acima	517,302	503,795
Mexico	22,049	20,979
Total on rent rental merchandise, net	$968,965	$989,869

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	September 30, 2023	December 31, 2022
Held for rent rental merchandise, net
Rent-A-Center	$111,311	$124,117
Acima	509	373
Mexico	10,673	10,469
Total held for rent rental merchandise, net	$122,493	$134,959

(in thousands)	September 30, 2023	December 31, 2022
Assets by segment
Rent-A-Center	$960,425	$1,067,875
Acima	1,172,466	1,198,879
Mexico	60,676	51,225
Franchising	19,192	18,194
Total segments	2,212,759	2,336,173
Corporate	413,316	427,446
Total assets	$2,626,075	$2,763,619
Note 11 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. During the nine months ended September 30, 2023 and 2022, we repurchased 916,269 and 1,218,313 shares of our common stock for an aggregate purchase price of approximately $27.1 million and $29.8 million, respectively. As of September 30, 2023, under the December 2021 Program approximately $258.0 million remains available for repurchases.
Stock Based Compensation
We recognized $6.2 million and $2.7 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended September 30, 2023 and 2022, and $18.6 million and $11.1 million during the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, we granted 599,845 market-based performance units and 361,169 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2023 was $32.30 and $26.34, respectively.
In connection with the acquisition of Acima Holdings, LLC in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, are recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to Other charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $9.4 million and $42.1 million in stock compensation expense related to these restricted stock agreements during the three months ended September 30, 2023 and 2022, and $128.1 million and $111.5 million during the nine months ended September 30, 2023 and 2022. Stock compensation expense recognized during the nine months ended September 30, 2023 for these restricted stock agreements included $78.4 million attributable to the acceleration of vesting provisions, primarily related to Aaron Allred's transition from Executive Vice President of Acima to an advisory role.

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
On May 16, 2023, in accordance with the CFPB’s Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB staff notified Acima that the staff may allege that Acima violated the Consumer Financial Protection Act of 2010; the Truth in Lending Act and its implementing regulation, Regulation Z; the Electronic Fund Transfer Act and its implementing regulation, Regulation E; and the Fair Credit Reporting Act and its implementing regulation, Regulation V. The CFPB staff further stated that the CFPB’s Office of Enforcement may recommend that the CFPB take legal action against Acima based on these potential allegations, and in connection therewith, the staff may seek remedies including restitution, disgorgement, damages, injunctive relief, and civil money penalties. On June 20, 2023, Acima submitted its response to the NORA notice, in which Acima asserted that the staff’s potential allegations lacked merit.
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
Note 13 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net earnings (loss)	$4,363	$(5,778)	$6,075	$9,710
Denominator:
Weighted-average shares outstanding	55,485	55,380	55,294	54,376
Effect of dilutive stock awards(1) (2)	1,367	—	1,373	5,422
Weighted-average dilutive shares	56,852	55,380	56,667	59,798

Basic earnings (loss) per common share	$0.08	$(0.10)	$0.11	$0.18
Diluted earnings (loss) per common share(1) (2)	$0.08	$(0.10)	$0.11	$0.16
Anti-dilutive securities excluded from diluted earnings (loss) per common share:
Anti-dilutive restricted share units	43	465	43	81
Anti-dilutive performance share units	—	941	740	197
Anti-dilutive stock options	129	865	200	279
(1) Weighted-average dilutive shares outstanding for the nine months ended September 30, 2023 and 2022, includes approximately 0.4 million and 3.7 million common shares, respectively, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
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
Recent Developments
Dividend. On September 21, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share for the fourth quarter of 2023. The dividend was paid on October 24, 2023 to our common stockholders of record as of the close of business on October 3, 2023.
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
In the third quarter of 2021, we began to experience negative customer behavioral trends, including increases in delinquent payments and merchandise loss activity, resulting in declining revenues and increased operating expenses, respectively. These negative trends continued to accelerate in the fourth quarter of 2021, following the expiration of government stimulus and relief programs combined with a significant rise in the US consumer price index, resulting in significant pressure on the discretionary income levels of our consumers. This led us to tighten our underwriting policies in an effort to improve risk management related to the execution of new leases. The continuation of the above trends combined with the tightening of our underwriting policies has reduced the number of active leases with corresponding decreases in lease revenue and operating cash flows.
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
Rent-A-Center E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total revenue in our Rent-A-Center segment. For the nine months ended September 30, 2023 e-commerce revenues represented approximately 26% of total lease-to-own store revenues compared to 23% for the nine months ended September 30, 2022. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2023 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Key Metrics
Gross Merchandise Volume (GMV): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Company that is leased to customers through a transaction that occurs within a defined period, net of cancellations.
Rent-A-Center Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center stores and e-commerce platform at the end of any given period.
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
Skip / Stolen Losses: Represents the charge-off of the remaining net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due.

Overview
The following briefly summarizes certain of our financial information for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
During the first nine months of 2023, consolidated revenues and gross profit decreased by approximately $280.6 million and $74.5 million, respectively, while operating profit increased by approximately $0.8 million, primarily due to a decrease in other store expenses of $55.0 million and labor expenses of $26.3 million.
Revenues in our Rent-A-Center segment decreased approximately $77.6 million for the nine months ended September 30, 2023 due to a 5.2% decrease in same store sales driven by decreases in rentals and fees revenues and merchandise sales of $45.1 million and $25.4 million, respectively. Operating profit decreased approximately $59.6 million for the nine months ended September 30, 2023, primarily due to lower revenues described above, partially offset by a decrease in labor expenses of $14.2 million. See "Segment Performance" below for further discussion of Rent-A-Center segment operating results for the nine months ended September 30, 2023.
The Acima segment revenues decreased approximately $210.6 million for the nine months ended September 30, 2023, due to decreases in rentals and fees revenues and merchandise sales of $110.2 million and $100.7 million, respectively, primarily attributable to a decrease in GMV and fewer customers electing early payout options. Operating profit increased approximately $80.8 million for the nine months ended September 30, 2023, primarily due to decreases in other store expenses and labor costs of approximately $62.4 million and $14.2 million, respectively. See "Segment Performance" below for further discussion of Acima segment operating results for the nine months ended September 30, 2023.
The Mexico segment revenues increased by 14.6% for the nine months ended September 30, 2023, contributing to an increase in gross profit of 15.1%, or $5.2 million. Operating profit, however, decreased $1.6 million for the nine months ended September 30, 2023, primarily due to increases in other store expenses and labor costs of approximately $3.9 million and $2.2 million, respectively. See "Segment Performance" below for further discussion of Mexico segment operating results for the nine months ended September 30, 2023.
Revenues for the Franchising segment increased $0.5 million for the nine months ended September 30, 2023, primarily due to an increase in merchandise sales of $1.9 million partially offset by a decrease in royalty income and fees of $1.3 million.
Cash flow from operations was $219.9 million for the nine months ended September 30, 2023. As of September 30, 2023, we held $105.7 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues
Store
Rentals and fees	$806,766	$829,459	$(22,693)	(2.7)%	$2,421,039	$2,569,804	$(148,765)	(5.8)%
Merchandise sales	127,564	147,616	(20,052)	(13.6)%	415,256	541,265	(126,009)	(23.3)%
Installment sales	13,444	16,718	(3,274)	(19.6)%	45,191	52,355	(7,164)	(13.7)%
Other	1,429	1,340	89	6.6%	4,422	3,698	724	19.6%
Total store revenues	949,203	995,133	(45,930)	(4.6)%	2,885,908	3,167,122	(281,214)	(8.9)%
Franchise
Merchandise sales	24,082	22,823	1,259	5.5%	69,778	67,849	1,929	2.8%
Royalty income and fees	5,813	6,001	(188)	(3.1)%	18,636	19,962	(1,326)	(6.6)%
Total revenues	979,098	1,023,957	(44,859)	(4.4)%	2,974,322	3,254,933	(280,611)	(8.6)%
Cost of revenues
Store
Cost of rentals and fees	296,820	310,079	(13,259)	(4.3)%	885,662	968,655	(82,993)	(8.6)%
Cost of merchandise sold	155,937	179,477	(23,540)	(13.1)%	492,879	615,543	(122,664)	(19.9)%
Cost of installment sales	5,102	6,032	(930)	(15.4)%	16,359	18,379	(2,020)	(11.0)%
Total cost of store revenues	457,859	495,588	(37,729)	(7.6)%	1,394,900	1,602,577	(207,677)	(13.0)%
Franchise cost of merchandise sold	24,073	22,834	1,239	5.4%	69,766	68,183	1,583	2.3%
Total cost of revenues	481,932	518,422	(36,490)	(7.0)%	1,464,666	1,670,760	(206,094)	(12.3)%
Gross profit	497,166	505,535	(8,369)	(1.7)%	1,509,656	1,584,173	(74,517)	(4.7)%
Operating expenses
Store expenses
Labor	152,080	156,192	(4,112)	(2.6)%	460,470	486,751	(26,281)	(5.4)%
Other store expenses	191,455	197,847	(6,392)	(3.2)%	569,267	624,306	(55,039)	(8.8)%
General and administrative expenses	53,898	40,002	13,896	34.7%	150,434	141,273	9,161	6.5%
Depreciation and amortization	12,624	12,798	(174)	(1.4)%	38,102	40,208	(2,106)	(5.2)%
Other charges	29,057	61,619	(32,562)	(52.8)%	184,413	185,435	(1,022)	(0.6)%
Total operating expenses	439,114	468,458	(29,344)	(6.3)%	1,402,686	1,477,973	(75,287)	(5.1)%
Operating profit	58,052	37,077	20,975	56.6%	106,970	106,200	770	0.7%
Interest, net	26,632	22,744	3,888	17.1%	81,543	60,665	20,878	34.4%
Earnings before income taxes	31,420	14,333	17,087	119.2%	25,427	45,535	(20,108)	(44.2)%
Income tax expense	27,057	20,111	6,946	34.5%	19,352	35,825	(16,473)	(46.0)%
Net earnings (loss)	$4,363	$(5,778)	$10,141	175.5%	$6,075	$9,710	$(3,635)	(37.4)%
Three Months Ended September 30, 2023, compared to Three Months Ended September 30, 2022
Store Revenue. Total store revenue decreased by $45.9 million, or 4.6%, to $949.2 million for the three months ended September 30, 2023, from $995.1 million for the three months ended September 30, 2022. This decrease was primarily due to decreases of approximately $29.2 million and $20.1 million in revenues in the Acima and Rent-A-Center segments, respectively, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2023 decreased by $13.3 million, or 4.3%, to $296.8 million as compared to $310.1 million in 2022. The decrease was primarily attributable to a decrease of approximately $12.0 million in the Acima segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 36.8% for the three months ended September 30, 2023, as compared to 37.4% in 2022.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $23.6 million, or 13.1%, to $155.9 million for the three months ended September 30, 2023, from $179.5 million in 2022, primarily attributable to a decrease of $24.2 million in the Acima segment, driven by fewer customers electing early payout options. The gross margin percent of merchandise sales decreased to (22.2)% for the three months ended September 30, 2023, from (21.6)% in 2022.
Gross Profit. Gross profit decreased by $8.3 million, or 1.7%, to $497.2 million for the three months ended September 30, 2023, from $505.5 million in 2022, primarily due to a decrease of $17.7 million in the Rent-A-Center segment partially offset by increases of $7.0 million and $2.6 million in the Acima and Mexico segments, respectively, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue increased to 50.8% for the three months ended September 30, 2023, as compared to 49.4% in 2022.
Store Labor. Store labor decreased by $4.1 million, or 2.6%, to $152.1 million for the three months ended September 30, 2023, as compared to $156.2 million in 2022, primarily due to decreases of $3.9 million and $1.3 million in the Rent-A-Center and Acima segments, respectively, driven by lower operating headcount. Store labor expressed as a percentage of total store revenue was 16.0% for the three months ended September 30, 2023, as compared to 15.7% in 2022.
Other Store Expenses. Other store expenses decreased by $6.3 million, or 3.2%, to $191.5 million for the three months ended September 30, 2023, as compared to $197.8 million in 2022, primarily due to a decrease of $6.9 million in the Rent-A-Center segment driven by lower merchandise losses. Please reference the “Segment Performance” section below for additional discussion of segment merchandise losses. Other store expenses expressed as a percentage of total store revenue were 20.2% for the three months ended September 30, 2023, compared to 19.9% in 2022.
General and Administrative Expenses. General and administrative expenses increased by $13.9 million, or 34.7%, to $53.9 million for the three months ended September 30, 2023, as compared to $40.0 million in 2022, primarily due to increases in overhead labor and incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 5.5% and 3.9% for the three months ended September 30, 2023 and 2022, respectively.
Other Charges. Other charges decreased by $32.5 million, or 52.8%, to $29.1 million for the three months ended September 30, 2023, as compared to $61.6 million in 2022. Other charges for the three months ended September 30, 2023 primarily included $18.2 million in depreciation and amortization of acquired software and intangible assets, $9.4 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, and $4.6 million in accelerated software depreciation, partially offset by $3.1 million in interest income earned on tax refunds related to prior year returns received in the third quarter of 2023. Other charges for the three months ended September 30, 2022 primarily included $42.1 million related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings and $18.1 million in depreciation and amortization of acquired software and intangible assets.
Operating Profit. Operating profit increased by $21.0 million, or 56.6%, to $58.1 million for the three months ended September 30, 2023, as compared to $37.1 million in 2022, primarily due to the decrease of $29.3 million in operating expenses, driven by the decrease in other charges, partially offset by the decrease in gross profit as described above. Operating profit expressed as a percentage of total revenue was 5.9% for the three months ended September 30, 2023, compared to 3.6% in 2022.
Income Tax Expense. Income tax expense increased by $7.0 million to $27.1 million for the three months ended September 30, 2023, as compared to $20.1 million in 2022, primarily due to the increase in earnings before income taxes for the three months ended September 30, 2023 compared to the same period in 2022, partially offset by a higher effective tax rate for the three months ended September 30, 2022 due to the difference between recorded goodwill and goodwill recognized for tax purposes associated with stock consideration subject to restricted stock agreements issued to the former owners of Acima Holdings.
Nine Months Ended September 30, 2023, compared to Nine Months Ended September 30, 2022
Store Revenue. Total store revenue decreased by $281.2 million, or 8.9%, to $2,885.9 million for the nine months ended September 30, 2023, from $3,167.1 million for the nine months ended September 30, 2022. The decrease was primarily due to decreases of approximately $210.6 million and $77.6 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2023, decreased by $83.0 million, or 8.6%, to $885.7 million as compared to $968.7 million in 2022. This decrease in cost of rentals and fees was primarily attributable to a decrease of $85.4 million in the

Acima segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 36.6% for the nine months ended September 30, 2023 as compared to 37.7% in 2022.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $122.6 million, or 19.9%, to $492.9 million for the nine months ended September 30, 2023, from $615.5 million in 2022, primarily attributable to decreases of $117.7 million and $4.9 million in the Acima and Rent-A-Center segments, respectively. The gross margin percent of merchandise sales decreased to (18.7)% for the nine months ended September 30, 2023, from (13.7)% in 2022.
Gross Profit. Gross profit decreased by $74.5 million, or 4.7%, to $1,509.7 million for the nine months ended September 30, 2023, from $1,584.2 million in 2022, due primarily to decreases of $71.1 million and $7.5 million in the Rent-A-Center and Acima segments, respectively, partially offset by an increase of $5.2 million in the Mexico segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 50.8% for the nine months ended September 30, 2023, as compared to 48.7% in 2022.
Store Labor. Store labor decreased by $26.3 million, or 5.4%, to $460.5 million for the nine months ended September 30, 2023, as compared to $486.8 million in 2022, primarily attributable to decreases of $14.2 million in each of the Acima and Rent-A-Center segments. Store labor expressed as a percentage of total store revenue was 16.0% for the nine months ended September 30, 2023, as compared to 15.4% in 2022.
Other Store Expenses. Other store expenses decreased by $55.0 million, or 8.8%, to $569.3 million for the nine months ended September 30, 2023, as compared to $624.3 million in 2022, due to a decrease of $62.4 million in the Acima segment, primarily attributable to a decrease of $54.3 million in merchandise losses, partially offset by increases of $3.9 million and $3.0 million in the Mexico and Rent-A-Center segments, respectively. Other store expenses expressed as a percentage of total store revenue were 19.7% for both the nine months ended September 30, 2023 and 2022.
General and Administrative Expenses. General and administrative expenses increased by $9.1 million, or 6.5%, to $150.4 million for the nine months ended September 30, 2023, as compared to $141.3 million in 2022, primarily due to higher incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 5.1% for the nine months ended September 30, 2023, compared to 4.3% in 2022.
Other Charges. Other charges decreased by $1.0 million to $184.4 million for the nine months ended September 30, 2023, as compared to $185.4 million for the nine months ended September 30, 2022. Other charges for the nine months ended September 30, 2023 primarily included $128.1 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in the acquisition of Acima Holdings, $54.7 million in depreciation and amortization of acquired software and intangible assets and $4.6 million in accelerated software depreciation, partially offset by $3.1 million of interest income on income tax refunds related to prior year returns received in 2023. Other charges for the nine months ended September 30, 2022 primarily included $111.5 million in stock compensation expense related to equity consideration in the acquisition of Acima Holdings, $62.5 million in depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings, $6.8 million in asset impairments, $5.2 million in employee severance, $1.2 million in state sales tax assessment reserves, and $1.2 million in Acima retail partner conversion losses. See Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our other charges.
Operating Profit. Operating profit increased by $0.8 million to $107.0 million for the nine months ended September 30, 2023, as compared to $106.2 million in 2022, primarily due to a decrease of $75.3 million in operating expenses, partially offset by a decrease of $74.5 million in gross profit, as described above. Operating profit expressed as a percentage of total revenue was 3.6% for the nine months ended September 30, 2023, compared to 3.3% in 2022.
Income Tax Expense. Income tax expense decreased by $16.4 million to $19.4 million for the nine months ended September 30, 2023, as compared to $35.8 million in 2022. The effective tax rate was 76.1% for the nine months ended September 30, 2023, compared to 78.7% in 2022. The decrease in income tax expense for the nine months ended September 30, 2023 compared to 2022 was primarily due to the decrease in operating profit described above. See Note 5 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our effective tax rate.

Segment Performance
Rent-A-Center segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$453,632	$473,755	$(20,123)	(4.2)%	$1,404,831	$1,482,445	$(77,614)	(5.2)%
Gross profit	317,233	334,892	(17,659)	(5.3)%	975,210	1,046,332	(71,122)	(6.8)%
Operating profit	63,762	71,999	(8,237)	(11.4)%	211,637	271,283	(59,646)	(22.0)%
Lease portfolio value(1)					137,949	141,825	(3,876)	(2.7)%
Change in same store revenue(1)				(4.0)%				(5.2)%
Stores in same store revenue calculation				1,777				1,777
(1) See Key Metrics described above for additional information.
Revenues. The decrease in revenue for the three and nine months ended September 30, 2023, as compared to 2022, were primarily due to decreases in same store sales of 4.0% and 5.2%, respectively, driven by decreases in rentals and fees revenues of $13.8 million and $45.1 million, and decreases in merchandise sales of $3.2 million and $25.4 million, respectively, primarily attributable to a decrease in lease portfolio value, and fewer customers electing early payout options. The segment lease portfolio value as of September 30, 2023 decreased 2.7% compared to the value as of September 30, 2022.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2023, as compared to 2022, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 69.9% and 69.4% for the three and nine months ended September 30, 2023, as compared to 70.7% and 70.6% for the corresponding periods in 2022, primarily due to mix-shift changes between lease merchandise product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 14.1% and 15.1% for the three and nine months ended September 30, 2023, compared to 15.2% and 18.3% for the corresponding periods in 2022. The decrease in operating margin for the three and nine months ended September 30, 2023, as compared to 2022, was primarily driven by decreases in revenues and gross profit described above, partially offset by lower merchandise losses. Charge-offs in our Rent-A-Center lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.3% and 4.5% for the three and nine months ended September 30, 2023, compared to 5.8% and 4.6% for the corresponding periods in 2022. Charge-offs in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.5% and 1.4% for the three and nine months ended September 30, 2023, compared to approximately 1.7% for the corresponding periods in 2022. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$475,216	$504,448	$(29,232)	(5.8)%	$1,423,421	$1,633,994	$(210,573)	(12.9)%
Gross profit	159,427	152,434	6,993	4.6%	474,258	481,742	(7,484)	(1.6)%
Operating profit	58,124	48,885	9,239	18.9%	175,103	94,318	80,785	85.7%
Gross merchandise volume(1)	385,837	391,494	(5,657)	(1.4)%	1,106,132	1,184,869	(78,737)	(6.6)%
(1) See Key Metrics described above for additional information.
Revenues. The decrease in revenues for the three and nine months ended September 30, 2023, as compared to 2022, was primarily due to decreases in rentals and fees revenues of $12.3 million and $110.2 million, and decreases in merchandise sales revenue of $16.9 million and $100.7 million, respectively. The decreases in rentals and fees revenue were primarily due to fewer open lease agreements and the decreases in merchandise sales revenues were primarily attributable to decreases in GMV and fewer customers electing early payout options in the current year period.
Gross Profit. Gross profit as a percentage of segment revenues increased to 33.5% and 33.3% for the three and nine months ended September 30, 2023, compared to 30.2% and 29.5% for the corresponding periods in 2022, primarily due to fewer customers electing early purchase options.

Operating Profit. Operating profit as a percentage of segment revenues increased to 12.2% and 12.3% for the three and nine months ended September 30, 2023 compared to 9.7% and 5.8% for the corresponding periods in 2022. The increase in operating profit for the three months ended September 30, 2023 is primarily due to lower labor costs of approximately $1.3 million and an increase in gross margin described above. The increase in operating profit for the nine months ended September 30, 2023 is primarily due to lower customer stolen merchandise losses of approximately $53.1 million, lower labor costs of $14.2 million and a decrease in amortization of acquired intangible assets of $9.9 million, partially offset by lower revenues described above. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.4% and 9.1% for the three and nine months ended September 30, 2023, compared to 9.0% and 11.2% for the three and nine months ended September 30, 2022. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were negligible for the three and nine months ended September 30, 2023 and 2022.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$19,642	$16,041	$3,601	22.4%	$55,526	$48,454	$7,072	14.6%
Gross profit	13,971	11,330	2,641	23.3%	39,410	34,242	5,168	15.1%
Operating profit	1,124	996	128	12.9%	3,417	5,011	(1,594)	(31.8)%
Change in same store revenue(1)				0.1%				(2.0)%
Stores in same store revenue calculation				110				110
(1) See Key Metrics described above for additional information.
Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $3.1 million and $6.8 million for the three and nine months ended September 30, 2023, as compared to the same period in 2022. On a constant currency basis, revenues for the three and nine months ended September 30, 2023 increased approximately $0.5 million and $0.3 million, compared to the corresponding periods in 2022.
Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $2.2 million and $4.8 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022. On a constant currency basis, gross profit for both the three and nine months ended September 30, 2023 increased by approximately $0.4 million as compared to the same periods in 2022. Gross profit as a percentage of segment revenues was 71.1% and 71.0% for the three and nine months ended September 30, 2023, compared to 70.6% and 70.7% for the corresponding periods in 2022.
Operating Profit. Operating profit was positively impacted by exchange rate fluctuations of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022. On a constant currency basis, operating profit for the three and nine months ended September 30, 2023 decreased by approximately $0.1 million and $2.0 million as compared to the same periods in 2022. Operating profit as a percentage of segment revenues decreased to 5.7% and 6.2% for the three and nine months ended September 30, 2023, compared to 6.2% and 10.3% for the corresponding periods in 2022, primarily due to higher customer stolen merchandise losses.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$30,608	$29,713	$895	3.0%	$90,544	$90,040	$504	0.6%
Gross profit	6,535	6,879	(344)	(5.0)%	20,778	21,857	(1,079)	(4.9)%
Operating profit	3,541	5,077	(1,536)	(30.3)%	13,280	15,170	(1,890)	(12.5)%
Revenues. Revenues increased for the three and nine months ended September 30, 2023 compared to the corresponding periods in 2022, primarily due to increases in merchandise purchases by franchisees of $1.3 million and $1.9 million, partially offset by decreases in royalty income and fees revenue of $0.2 million and $1.3 million, respectively.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 21.4% and 22.9% for the three and nine months ended September 30, 2023, compared to 23.2% and 24.3% for the corresponding periods in 2022, primarily due to the changes in allocation of merchandise sales compared to royalty and fee revenue.

Operating Profit. Operating profit as a percentage of segment revenues was 11.6% and 14.7% for the three and nine months ended September 30, 2023 compared to 17.1% and 16.8% for the corresponding periods in 2022, primarily due to the change in gross profit described above.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2023, we generated $219.9 million in operating cash flow, and used cash in the amount of $134.2 million for debt repayments, $64.4 million for dividends, $36.2 million for capital expenditures and $24.0 million for share repurchases. We ended the third quarter of 2023 with $105.7 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion.
Analysis of Cash Flow. Cash provided by operating activities decreased by $192.2 million to $219.9 million for the nine months ended September 30, 2023, from $412.1 million in 2022, primarily due to an increase in inventory purchases.
Cash used in investing activities decreased to $36.2 million for the nine months ended September 30, 2023, compared to $50.2 million in 2022, primarily due to lower investment in store-related assets in our Rent-A-Center segment for the nine months ended September 30, 2023.
Cash used in financing activities decreased to $223.8 million for the nine months ended September 30, 2023, compared to $304.5 million in 2022, primarily due to a decrease in debt repayments of $162.3 million partially offset by debt proceeds received of $90.0 million in 2022.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets, and debt service. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At October 24, 2023, we had approximately $50.3 million in cash on hand, and $485.6 million available under our ABL Credit Facility.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The bonus depreciation provided by the Tax Act resulted in an estimated benefit of $298 million for us in 2022. The depreciation benefits associated with these tax acts are now reversing. We estimate the remaining tax deferral associated with bonus depreciation from these Acts is approximately $380 million at December 31, 2022, of which approximately 80%, or $303 million, will reverse in 2023, and the majority of the remainder will reverse between 2024 and 2025.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Customer stolen merchandise	$68,925	$77,005	$208,375	$262,236
Other merchandise losses(1)	6,353	8,146	20,882	26,577
Total merchandise losses	$75,278	$85,151	$229,257	$288,813
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $36.2 million and $49.4 million on capital expenditures during the nine months ended September 30, 2023 and 2022, respectively. The decrease of $13.2 million is primarily due to lower investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. During the first nine months of 2023, we acquired one lease-to-own store location and customer accounts for an aggregate purchase price of approximately $39.0 thousand. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.

The table below summarizes the store location activity for the nine-month period ended September 30, 2023 for our Rent-A-Center, Mexico and Franchising operating segments.

	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,851	126	447	2,424
New location openings	5	5	2	12
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(10)	(10)
Locations at end of period	1,844	130	439	2,413
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired store (in thousands)	$39	$—	$—	$39
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate. Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible rental contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to Term SOFR plus an applicable margin of 1.50% to 2.00%, which, as of October 24, 2023, was 7.54%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on September 21, 2021 and June 15, 2023, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 3.51%, subject to a 0.50% Term SOFR floor, which, as of October 24, 2023 was 8.88%.
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
At October 24, 2023, we had outstanding borrowings of $815.5 million under the Term Loan Facility and available commitments of $485.6 million under our ABL Credit Facility, net of letters of credit.

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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of September 30, 2023, our total remaining obligation for existing store lease contracts was approximately $349.9 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of September 30, 2023, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $1.6 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2026 with rental rates adjusted periodically for inflation. As of September 30, 2023, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $2.9 million.
See Note 4 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of our store operating leases.
Uncertain Tax Position. As of September 30, 2023, we have recorded $1.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of September 30, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of September 30, 2023, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $815.5 million outstanding under the Term Loan Facility at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at September 30, 2023, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.3 million additional annualized pre-tax charge or credit to our Condensed Consolidated Statement of Operations. We have not entered into any interest rate swap agreements as of September 30, 2023.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2023, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of our common stock the Company made during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that may yet be Purchased Under Publicly Announced Plans or Programs (in Millions)(1)
August 1, 2023 - August 31, 2023	170,035	$29.90	170,035	$279.9
September 1, 2023 - September 30, 2023	746,234	$29.55	746,234	$257.9
(1) Shares repurchased pursuant to the December 2021 Program.
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

3.4
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated February 21, 2023 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of February 23, 2023.)

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
Date: November 2, 2023