Form 10-K
period 2023-12-31
UPBOUND GROUP, INC.
filed 2024-02-27
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38047
Upbound Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5501 Headquarters Drive, Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)
972-801-1100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	UPBD	The Nasdaq Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the 55,070,413 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, on June 30, 2023	$1,714,341,902
Number of shares of Common Stock outstanding as of the close of business on February 20, 2024:	54,415,829
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Upbound Group, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, and other statements that are not historical facts. Unless expressly indicated or the context requires otherwise, the terms “Upbound Group, Inc.,” “Company,” “we,” “us,” and “our” in this document refer to Upbound Group, Inc. and, where appropriate, its subsidiaries.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the general strength of the economy and other economic conditions affecting consumer preferences and spending, including the availability of credit to our target consumers and to other consumers, impacts from continued inflation, central bank monetary policy initiatives to address inflation concerns, and a possible recession or slowdown in economic growth;
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
•exposure to potential operating margin degradation due to the higher cost of merchandise and higher merchandise losses in our Acima segment compared to our Rent-A-Center segment;
•our transition to more-readily scalable “cloud-based” solutions;
•our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;
•our ability to protect our proprietary intellectual property;

•our ability or that of our host retailers to protect the integrity and security of customer, employee, supplier and host retailer information, which may be adversely affected by hacking, computer viruses, or similar disruptions;
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
•our ability to effectively provide consumers with additional products and services beyond lease-to-own, including through third-party partnerships;
•our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;
•our ability to enter into new rental or lease purchase agreements and collect on our existing rental or lease purchase agreements;
•impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note M to our consolidated financial statements included in this Annual Report on Form 10-K and any legislative or other regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business;
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

PART I
Item 1. Business.
History of Upbound Group, Inc.
Unless the context indicates otherwise, references to “we,” “us”, “our”, and the “Company” refer to the consolidated business operations of Upbound Group, Inc., the parent, and any or all of its direct and indirect subsidiaries. For any references in this document to Note A through Note U, refer to the Notes to Consolidated Financial Statements in Item 8 included in this Annual Report on Form 10-K.
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, durable products under a flexible lease-purchase agreement with no long-term debt obligation. Through our Rent-A-Center segment, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence. Our Acima segment offers lease-to-own solutions through retailers in stores and online enabling such retailers to grow sales by expanding their customer base utilizing our differentiated offering. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “UPBD.”
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
The unit economics of the lease purchase transaction vary depending on the length of time customers take to obtain ownership of the product or whether the customer chooses to return the product without obtaining ownership. If a customer elects an early purchase option within a designated period of time following the initial lease, such as 90 or 120 days, a customer generally pays the retail price of the product plus a premium to the cost. Other lease-to-own transactions involve the customer leasing our merchandise through all lease renewal terms required to obtain ownership of the merchandise at the conclusion of the final lease renewal term. A customer may also elect to obtain ownership any time after the initial lease period, but prior to the completion of all lease renewals otherwise required to obtain ownership. Due to the longer lease period as a result of completing all lease renewals, along with the other benefits that are part of the lease-to-own transaction, obtaining ownership through payment of all lease renewals involves a higher total cost compared to the cost of the general retail price of the product if it was purchased upfront. Customers primarily take ownership of the merchandise through early purchase options, where the customer elects to make a lump-sum payment at a discounted purchase price prior to the final lease renewal. In the Rent-A-Center segment, the product is often rented more than one time before a customer ultimately obtains ownership.
There are differences in the unit economics between our Rent-A-Center and Acima segments, as we generally purchase our merchandise at wholesale prices for our Rent-A-Center segment and at retail prices for our Acima segment. Historically, operating margin for our Acima segment has benefited from the lower overhead cost associated with the virtual options employed at many third-party locations.
Key features of the lease purchase transaction include:
No long term obligation. A customer may terminate a lease purchase agreement at any time without penalty. Such customers have no obligation for remaining payments other than any outstanding balances to the date of return.
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
Approval with less than perfect credit. Generally, no established credit score or credit history is required. In the Rent-A-Center segment, we use a proprietary decision engine to verify customer information as part of our approval process for entering into a lease purchase agreement. In our Acima segment, which provides on-site or virtual lease-to-own options through third-party retailers and through Acima direct to consumer offerings, customers complete the application process through a variety of resources, including online digital waterfall technology, retail partner electronic portals, online e-commerce websites, and the Acima mobile application. A robust proprietary automated decision engine process is used to confirm certain customer information for approval of the lease purchase agreement.
Brand name merchandise. In our store locations and through our retail partnerships, we offer merchandise from a large number of well-known brands such as Ashley home furnishings; LG, Samsung, and Sony home electronics; Frigidaire, Whirlpool, Amana, and Maytag appliances; HP, Acer, Asus, and Samsung computers and/or tablets; and Samsung smartphones.
Delivery and set-up. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our Rent-A-Center stores. Our Acima locations rely on our third-party retail partners to deliver merchandise leased by the customer, or for the customer to carry-out leased merchandise. Our third-party retail partners typically charge us a fee for delivery, which we pass on to the customer.
Product maintenance and replacement. In our Rent-A-Center segment, and in the Acima segment where required by law, we provide any required service or repair without additional charge, except in the event of damage in excess of normal wear and tear and certain other limited circumstances. The cost to repair the merchandise may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.
Our Strategy
Our strategy is focused on achieving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:
•Grow penetration with current Acima merchants and build on our strength with small to medium size businesses while also adding new national and regional merchants to our platform;
•At Rent-A-Center, accelerate the shift to e-commerce, improve the fully integrated omni-channel customer experience and expand product categories, which will increase brand awareness and customer loyalty;
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across business segments;
•Upgrade and integrate technology platforms to allow for a more simplified and seamless consumer experience, merchant and third-party waterfall integration and consumer transaction process and coworker efficiency;
•Execute on market opportunities and enhance our competitive position across both traditional and virtual lease-to-own solutions, and implement complementary products and services that supplement our current offering and provide our customers more financial alternatives; and
•Develop centers of excellence that will be leveraged across the organization to support the various business segments, utilizing best practices to drive efficiency and growth.
As we pursue our strategy, we have and may in the future take advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.
Our Operating Segments
We report financial operating performance under four operating segments. To better reflect our current strategic focus, our retail partner business operations are reported as the Acima segment, which includes our virtual and staffed business models; and our company-owned stores and e-commerce platform through rentacenter.com are reported as the Rent-A-Center segment. In addition, we report operating results for our Mexico and Franchising segments. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note T to our consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.

Acima
Our Acima segment, which primarily operates in the United States and Puerto Rico, includes the operations of Acima Holdings, LLC (“Acima Holdings”) (as defined in Note B to our consolidated financial statements included in this Annual Report on Form 10-K), which we acquired in February 2021 and certain locations previously operating under our Acceptance Now brand, generally offers consumers, who do not qualify for traditional financing, the lease-to-own transaction through staffed or unstaffed kiosks located within third-party retailer's locations, or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers' locations using our virtual solutions.
We use a proprietary automated process to confirm certain customer information for approval of the lease purchase agreement, including certain information from consumer reporting agencies as part of our decisioning process that may constitute a "consumer report" under applicable law. We believe our lease-to-own solutions within the Acima segment are beneficial for both the retailer and the consumer. The retailer captures more sales and reduces their payment risk because we buy the merchandise directly from them. We believe consumers also benefit from our Acima model because they are able to obtain the products they want and need under flexible terms and without the necessity of relying on credit to finance a purchase or need to pay the full cost upfront. We generally pay the retail price for merchandise purchased from our retail partners and subsequently leased to the customer. Through certain retail partners, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90-day option.
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
Acima relies on our third-party retail partners to deliver merchandise leased by the customer. Such retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer wishes to return rented merchandise and terminate their lease, we provide various return options. Most merchandise returned from an Acima lease-to-own transaction is subsequently donated or offered for lease at one of our Rent-A-Center stores. Our Acima segment comprised approximately 48% of our consolidated revenues for the year ended December 31, 2023.
Rent-A-Center
Our Rent-A-Center segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease durable goods to customers on a lease-to-own basis. Our Rent-A-Center segment operates through our company-owned stores and e-commerce platform through rentacenter.com. As of December 31, 2023, we operated 1,839 company-owned stores in the United States and Puerto Rico, including 52 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the locations in which we operate to optimize our store network. Our Rent-A-Center segment comprised approximately 47% of our consolidated revenues for the year ended December 31, 2023.
Mexico
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease durable goods to customers on a lease-to-own basis. As of December 31, 2023, we operated 131 stores in Mexico.
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
As of December 31, 2023, we franchised 440 stores in 30 states operating under the Rent-A-Center (385 stores), ColorTyme (17 stores) and RimTyme (38 stores) trade names. These lease-to-own stores primarily offer high quality products such as furniture and accessories, consumer electronics, appliances, computers, wheels and tires.

As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of up to $10,000 per new location.
The following table summarizes our store locations allocated among the Rent-A-Center, Mexico and Franchising operating segments as of December 31 of each of the years indicated below:

	2023	2022	2021
Rent-A-Center	1,839	1,851	1,846
Mexico	131	126	123
Franchising	440	447	466
Total locations	2,410	2,424	2,435
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
Product Selection
The stores in our Rent-A-Center, Mexico, and Franchising segments generally offer merchandise from certain basic product categories: such as furniture, including mattresses; tires; consumer electronics; appliances; tools; handbags; computers; smartphones; and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We also provide merchandise options to our Rent-A-Center customers through our extended marketplace on our e-commerce platform. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from name-brand manufacturers. Customers may request either new merchandise or previously leased merchandise. Previously leased merchandise is generally offered at a similar weekly, bi-weekly, semi-monthly, or monthly lease rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer lease payments.
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
Acima locations offer merchandise available for sale in-store and online through third-party retailers, including furniture and accessories, consumer electronics and appliances, wheels and tires, and jewelry.
Product Turnover
On average, in the Rent-A-Center segment, lease renewals of 17 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is leased (turned over) to multiple customers before a customer acquires ownership. Merchandise returned in the Acima segment is often moved to a Rent-A-Center store where it is offered for lease. Ownership is attained in approximately 36% of lease purchase agreements in the Rent-A-Center segment. The average total life for each product in our Rent-A-Center segment is approximately 16 months, which includes the initial lease period, all additional lease periods and idle time in our system. To cover the higher operating expenses generated by the key benefits of lease purchase transactions and product turnover, lease purchase agreements require higher aggregate payments to obtain ownership over time (if elected by the customer) than are generally charged under purchase plans, such as installment purchase or credit plans.

Account Management
The majority of our lease purchase agreements are subject to weekly, bi-weekly, semi-monthly, and monthly renewal terms. In our Rent-A-Center stores, managers use our management information system to track past due payments on a daily basis. Similarly, past due payments are monitored on a daily basis by on-site employees in our Acima staffed locations and by our back-office account management team in respect of our Acima virtual locations. If a customer fails to make a lease payment when due, we will attempt to contact the customer to terminate the account and arrange to regain possession of our merchandise or, if elected by the customer, to obtain payment and reinstate the agreement.
In our Rent-A-Center segment, we attempt to recover the merchandise as soon as possible following non-renewal or termination of a lease purchase agreement. These efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between our employees and customers, and the availability of lifetime reinstatement.
If a customer does not return the merchandise or make a payment sufficient to reinstate an agreement, the remaining book value of the leased merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center and Mexico segments, on or before the 120th day in our Acima segment or during the month following the 150th day in certain Acima locations formerly operating under the Acceptance Now brand.
Purchasing
In our Acima segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a lease purchase agreement with us and the product is delivered. We retain ownership of the leased property unless and until the customer elects to purchase the property pursuant to the lease terms.
In our Rent-A-Center and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2023, approximately 39% and 21% of our merchandise purchases were attributable to Ashley Furniture Industries and Whirlpool, respectively. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers. However, any termination or disruption to our relationship with Ashley Furniture Industries, Whirlpool or other significant suppliers could materially adversely impact our results.
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
Marketing
We promote our products and services through radio and television commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search engines, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the flexible payment and return options, the ability to avoid relying on credit to finance a purchase and without requiring long-term contracts or obligations, convenient delivery and set-up, product repair and loaner services, lifetime reinstatement and multiple options to acquire ownership if desired by the customer, including early purchase pricing options or through a fixed number of lease renewal payments. In addition, in the Rent-A-Center segment, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the lease purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the lease purchase transaction, we will continue to educate our customers and potential customers about the lease-to-own alternative to credit as well as promote our reputation as a leading provider of high-quality, branded merchandise and services.

Franchising has established national advertising funds for the franchised stores, whereby Franchising has the right to collect up to 4.5% of the monthly gross revenue from each franchisee as contributions to the fund. Franchising directs the advertising programs of the fund, generally consisting of television and radio commercials and print and digital display advertisements. Franchising also has the right to require franchisees to expend up to 3% of their monthly gross revenue on local advertising.
Industry & Competition
According to data released by the Fair Isaac Corporation on October 30, 2023, consumers in the “subprime” category (those with credit scores below 650) made up approximately 23% of the United States population. Approximately 34% of U.S. consumers have incomes below $50,000 and may lack access to traditional credit. The lease-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit to finance a purchase.
Our stores, kiosks and other lease-to-own operations compete with other national, regional and local lease-to-own businesses, including online only competitors, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores, online competitors, Buy-Now-Pay-Later and other fintech companies and other competitors, including subprime lenders. Competition is based primarily on convenience, store location, product selection and availability, customer service, and pricing. See “The industries in which we operate are highly competitive, which could impede our ability to maintain lease volumes and pricing and have a material adverse effect on our operating results” contained in Item 1A of this Annual Report on Form 10-K.
Seasonality
Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing lease purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds. In contrast, our cash expenditures for merchandise purchases for the fiscal year are generally the highest beginning in the latter part of the third quarter through the fourth quarter, primarily as a result of holiday promotions.
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
Human Capital Resources
As of December 31, 2023, we employed a total of 12,970 coworkers, the vast majority of which are full time employees. Our employee base is made up of 11,050 coworkers in our U.S. Operations, including Puerto Rico, 1,340 coworkers in our Mexico operations and 580 coworkers at our corporate facilities.
We continually monitor our demand for labor and provide training and competitive compensation packages in an effort to attract and retain skilled coworkers. We believe our coworkers are one of the primary keys to successfully operating our business and achieving our strategic objectives. Our human capital measures and objectives focus on the successful training and development of our coworkers, in addition to their safety. All of our coworkers are employed at will and are free to end their employment with us at any time.
We also focus on supporting a diverse and inclusive workforce. Our Chief Diversity Officer regularly reports to our Board of Directors. We have also implemented a program to deliver unconscious bias training to our employees and have launched and are expanding our Employee Resource Groups to promote a dialogue with our employees regarding our diversity initiatives.

Government Regulation of Lease-to-Own Transactions
State Regulation. Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate lease purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the lease-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Eleven states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the lessor's disclosed cash price or the retail value of the rental product. Six of those eleven states also limit the lessor's cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. As of December 31, 2023, we operated 21 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. As of December 31, 2023, we operated 86 lease-to-own stores and 14 Acima staffed locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. As of December 31, 2023, we operated 31 Get It Now stores in Wisconsin and 39 Rent-A-Center stores in New Jersey.
In addition to state lease-to-own laws as described above, general consumer protection laws and regulations adopted by states and enforcement activities by state attorneys general and other consumer regulatory authorities may also impact our business. There can be no assurance as to whether the enforcement of existing state laws or regulations, including in connection with the regulatory matters described in Note M to our consolidated financial statements included in this Annual Report on Form 10-K, or the enactment of new laws or regulations that may unfavorably impact the lease-to-own industry would have a material and adverse effect on us.
Federal Regulation. To date, no comprehensive federal legislation has been enacted regulating the rental purchase transaction. However, other consumer protection laws and regulations adopted at the federal level and enforcement activities by the CFPB and the Federal Trade Commission may impact our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) regulates “leases” if, among other things, the initial term of the lease is at least 90 days. We believe the lease-to-own transaction, therefore, is not a covered “lease” under the Dodd-Frank Act because, among other reasons, the lease-to-own transaction is for a term of week to week, or at most, month to month. The Consumer Financial Protection Bureau (“CFPB”) may adopt a different interpretation of the Dodd-Frank Act or other federal consumer financial protection laws and is currently engaged in investigations and enforcement activities with respect to the lease-to-own industry, including a pending investigation regarding our Acima subsidiary as discussed in this Form 10-K.
From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction. While both beneficial and adverse legislation regulating the rental purchase transaction may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us. In addition, there can be no assurance as to whether the enforcement of existing federal consumer protection laws or regulations, including in connection with the regulatory matters described in Note M to our consolidated financial statements included in this Annual Report on Form 10-K, or the enactment of new laws or regulations that may unfavorably impact the lease-to-own industry would have a material and adverse effect on us.
Mexico
No comprehensive legislation regulating the lease-to-own transaction has been enacted in Mexico. We use substantially the same rental purchase transaction in Mexico as in the U.S. stores, but with such additional provisions as we believe may be necessary to comply with Mexico’s specific laws and customs.

Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC's website, www.sec.gov. Additionally, we make available free of charge on or through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide electronic or paper copies of our filings free of charge upon request. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all members of our Board of Directors, as well as all of our coworkers, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller. The Code of Business Conduct and Ethics forms the foundation of a compliance program we established as part of our commitment to responsible business practices that includes policies, training, monitoring and other components covering a wide variety of specific areas applicable to our business activities and employee conduct. A copy of the Code of Business Conduct and Ethics is published on our website at https://investor.upbound.com/corporate-governance/governance-documents. We intend to make all required disclosures concerning any amendments to, or waivers from, this Code of Business Conduct and Ethics on our website.

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
•We rely on the receipt of information from third-party data vendors, and inaccuracies in or delays in receiving such information, or the termination of our relationships with such vendors, could have a material adverse effect on our business, operating results and financial condition.
•We must successfully manage our inventory to reflect customer demand and anticipate changing consumer preferences and leasing trends or our revenue and profitability could be materially and adversely affected.
•Allegations of or actual product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
Risks Relating to Our Strategy and Operations
•If we are unable to successfully appeal to and engage with our target consumers, our business and financial performance may be materially and adversely affected.
•We must maintain brands that are recognized and trusted by consumers and retail partners.
•Our proprietary algorithms and customer lease decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions, which could cause these tools to no longer be indicative of our customers’ ability to perform under their lease agreements with us.
•Failure to effectively manage our costs could have a material adverse effect on our profitability.
•We face risks in our Acima retail partner business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center store locations. These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations.
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
•If we fail to protect the integrity and security of customer, employee, supplier and host retailer information, or if our host retailers fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation, and our business could be materially and adversely affected.
•The industries in which we operate are highly competitive, which could impede our ability to maintain lease volumes and pricing and have a material adverse effect on our operating results.
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
•The outcome of the previously disclosed investigations by the CFPB, multi-state attorneys' general group and the New York Attorney General into certain of Acima’s business practices is uncertain and may materially and adversely affect our business.
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
•Laws and regulations regarding information security and data collection, use and privacy are increasingly rigorous and subject to change, which may cause us to incur significant compliance costs and subject us to adverse impacts in the event of actual or alleged compliance failures.
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
•The amount of borrowings permitted under the Asset Based Loan Credit Facility (the “ABL Credit Facility”) is limited to the value of certain of our assets, and Upbound Group, Inc. relies in part on available borrowings under the ABL Credit Facility for cash to operate its business, which subjects it to market and counterparty risk, some of which is beyond Upbound Group, Inc.’s control.
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
Consumer spending and payment behaviors are affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, cost of fuel, food and housing, inflation, recession and fears of recession, war (including the current conflicts in Ukraine and the Middle East) and fears of war, terrorist activities, pandemics, inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions and consumer perceptions of personal well-being and security. Unfavorable general economic changes, due to any one or more of these or other factors, could reduce demand for our products and services resulting in lower revenue or negatively impact consumer payment behavior resulting in higher than expected losses and negatively impacting our business and financial results. For example, since the latter part of 2021, we have experienced negative trends in customer behavior following the expiration of government stimulus and relief programs combined with a significant rise in the U.S. consumer price index, resulting in significant pressure on the discretionary income levels of our consumers. This led us to tighten our underwriting policies in an effort to improve risk management related to the execution of new leases. The continuation of the trends described above combined with the tightening of our underwriting policies has reduced the number of active leases with corresponding decreases in lease revenue and operating cash flows.
In addition to the negative trends in customer behavior described above, we have also been impacted by other negative macroeconomic trends, including a tight labor market, which has contributed to wage inflation, and global supply chain disruptions resulting in reduced product availability and rising product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, the full extent to which our risk management strategy and macroeconomic trends (including consumer spending and payment behavior) may impact our business in future periods is uncertain. The continuation of these negative trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
Risks Relating to Our Vendors, Suppliers and Products
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could materially and adversely affect our business.
Disruptions in our supply chain and those of our retail partners can and have resulted in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Disruptions within our supply chain network also result in decreased net sales, increased costs and reduced profits. For example, as a result of the impacts of COVID-19 on U.S. and global supply chains and manufacturing operations, we experienced some delays on our timing or ability to obtain desired merchandise for our business.
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
We rely on the receipt of information from third-party data vendors, and inaccuracies in or delays in receiving such information, or the termination of our relationships with such vendors, could have a material adverse effect on our business, operating results and financial condition.
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
We must successfully manage our inventory to reflect customer demand and anticipate changing consumer preferences and leasing trends or our revenue and profitability could be materially and adversely affected.
The success of our Rent-A-Center segment depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences, and they may change over time. We must order certain types of merchandise, such as consumer electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing consumer trends and price shifting and to maintain an optimal selection of merchandise available for lease at all times. If we misjudge any of the market for our merchandise, our customers’ product preferences or our customers’ leasing behaviors, our revenue may decline significantly, and we may not have sufficient quantities of merchandise to satisfy customer demand, or we may be required to mark down excess inventory, either of which would result in lower revenue and profit. In addition, our level of profitability and success in our Rent-A-Center segment depends on our ability to successfully re-lease our inventory of merchandise that is returned by customers of our Rent-A-Center or Acima segments, due to their lease agreements expiring, or otherwise.
Allegations of or actual product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we lease and sell in our Rent-A-Center segment and Acima segment are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities and expose us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products leased or sold by us contain contaminants or impermissible materials, provide inadequate instructions regarding their use or misuse or include inadequate warnings, such as those concerning the materials or their flammability. We do not control the production process of the products we sell and lease and may be unable to identify a defect or deficiency in a product purchased from a manufacturer before offering it for sale or lease to our customers. Product safety or quality concerns may require us to voluntarily remove selected products from our physical locations or from our customers’ homes or cease offering those products online. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, each of which could have a material adverse effect on our financial condition. In addition, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition if we are unable to recover those losses from the vendor who supplied us with the relevant merchandise. In addition, new federal or state legislation, including new product safety and hazardous material laws and regulations, may negatively impact our operations, increase our cost of doing business and adversely affect our operating performance.
Risks Relating to Our Strategy and Operations
Our success depends on the effective implementation and continued execution of our strategies.
We are focused on our mission to elevate financial opportunity for cash- and credit-constrained consumers including through affordable and flexible access to durable goods that promote a higher quality of living. In recent years, we accelerated our virtual growth strategy through the acquisition of Merchants Preferred, launch of our Preferred Lease offering, and acquisition of Acima Holdings, with a focus towards executing on large market opportunities through national and regional retail partners. We seek to capitalize on key differentiators in our virtual offerings, as well as grow our business through expansion in our product verticals, e‑commerce platform and other digital enhancements, improving the customer and retail partner experience and providing consumers with greater opportunities to shop how, when and where they want with the flexibility of our lease-to-own solutions. Our Rent-A-Center segment employs its own growth strategies and seeks to adapt to changing consumer preferences and shopping behaviors while managing its cost structure.
Growth of our business, including through the launch of new product offerings requires us to invest in or expand our information and technology capabilities, engage and retain experienced management, invest in our stores and otherwise incur additional costs. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could materially and adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in a material adverse effect on our business and financial results.
If we are unable to successfully appeal to and engage with our target consumers and retail partners, our business and financial performance may be materially and adversely affected.
We operate in the consumer retail industry through brick-and-mortar stores and digitally including through retail partner channels. As such, our success depends, among other things, on our ability to identify and successfully market products and services through various channels that appeal to our current and future target customer segments and retail partners, to align our offerings with consumer and retail partner preferences and to maintain favorable perceptions of our brands by our target consumers and retail partners. If we are unable to successfully appeal to and engage with our target consumers and retail partners, our business and financial performance may be materially and adversely affected.
We must maintain corporate brands that are recognized and trusted by consumers and retail partners.
Our brands could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, a data breach, perceptions of our corporate governance or how we address environmental or social responsibility initiatives, the conduct of our officers, directors, or employees, the actions of a significant partner or other businesses with which we do business, or other causes. The negative impacts of these or other events may be amplified as consumers and other stakeholders increase or change their expectations regarding the conduct of public companies, sustainability efforts, and corporate responsibility. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees, and lead to greater regulatory scrutiny of our businesses.
Our proprietary algorithms and customer lease decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions, which could cause these tools to no longer be indicative of our customers’ ability to perform under their lease agreements with us.
We believe our proprietary customer lease decisioning process to be a key to the success of our business for both Acima and Rent-A-Center. We assume behavior and attributes observed from prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, impacts to the U.S. economy related to the COVID-19 pandemic and changes in consumer behavior relating thereto as well as the current challenging macroeconomic conditions, could lead to increased incidence and costs related to lease merchandise write-offs. For example, we experienced higher losses in the fourth quarter of 2021 and during 2022 due to the impacts of changing consumer payment behaviors following the expiration of governmental stimulus programs and high inflation. Unexpected changes in behavior caused by macroeconomic conditions will impact our decisioning process and likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk and avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient. Even after the effect of the current macroeconomic conditions subside, unexpected changes in behavior caused by macroeconomic conditions such as the U.S. economy experiencing a recession or slowdown in economic growth and job losses related thereto, increases in interest rates or a continued high interest rate environment, inflationary pressures, reduced availability or elimination of government subsidies, resumption of eviction proceedings, resumption of student loan payments, changes in consumer preferences, availability of alternative products or other factors, could lead to increased incidence and costs related to lease merchandise write-offs.
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
We face risks in our Acima retail partner business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center store locations. These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations.
Our Acima segment offers the lease-to-own transaction through the stores or websites of third-party retailers and, therefore, faces risks different from those that have historically been associated with our traditional lease-to-own business conducted in our Rent-A-Center store locations. These potential risks include, among others:
•reliance on the ability of unaffiliated third-party retailers to attract customers and to maintain quality and consistency in their operations and their ability to continue to provide eligible durable goods desired by customers;
•establishing and maintaining relationships with unaffiliated third-party retailers;
•reliance on unaffiliated third-party retailers for many important business functions, from advertising through assistance with lease transaction applications, including, for example, adhering to Acima’s merchant policies and procedures, properly explaining the nature of the lease-to-own transaction to potential customers, properly handling customer inquiries made directly to the retail partner and properly explaining that the lease transaction is with Acima and not with the third-party retailer;
•increased regulatory focus on the virtual lease-to-own transaction and/or the potential that regulators adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Acima’s ability to offer virtual lease-to-own programs or certain products or services through third-party retail partners, and/or that regulators may attempt to force the application of laws and regulations on Acima’s lease-to-own business or certain products or services in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by us, restrict certain business activities and negatively impact our financial and operational performance (see, for example, the regulatory matters discussed in Note M to our consolidated financial statements included in this Annual Report on Form 10-K);
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable;
•more product diversity within Acima’s merchandise inventory relative to our traditional store-based lease-to-own business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned and which exposes us to risks associated with products with which we have limited experience;

•lower barriers to entry and start-up capital costs to launch a competitor due to the reliance of Acima and its competitors on the store locations and inventories of third-party retailers, and online connections with retailers, rather than incurring the cost to obtain and maintain brick and mortar locations and in-store or in-warehouse inventories;
•indemnification obligations to Acima’s retail partners and their service providers for losses stemming from Acima’s failure to perform with respect to its products and services, to comply with applicable laws or regulations or to take steps to protect its retail partners’' and their customers’ data and information from being accessed or stolen by unauthorized third-parties, including through cyberattacks;
•increased risk of consumer fraud with respect to Acima’s lease-to-own business and e-commerce business as compared to the traditional store-based Rent‑A‑Center Business;
•increased risk of merchant fraud due to the planned growth in retail partners and other merchants from which customers can select products to lease from Acima;
•reduced gross margins compared to the Rent-A-Center segment because Acima generally purchases merchandise it leases to customers at retail, rather than wholesale, prices;
•operational, financial, regulatory or other risks associated with the development and implementation of new digital technologies that are intended to enhance the customer and retail partner experience and to differentiate Acima from competing consumer offerings, including Acima direct to consumer offerings; and
•the ability of Acima to adequately protect its proprietary technologies or to address any claims of infringement by third-parties.
These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations. In addition, these risks have become more significant due to the size of the Acima segment as a percentage of our overall company.
Our strategy to grow the retail partner business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
Although our retail partner business began as a staffed model, our strategy to grow the retail partner business depends on significantly expanding our unstaffed or virtual lease-to-own solution. The acquisitions of Merchants Preferred and Acima Holdings in recent years, including scalable technology offering, robust decision engine, enhanced infrastructure and experienced management team members accelerated the development of our virtual lease-to-own offering. Since 2021, we have further executed on our virtual growth strategy through, among other things, continued investments in Acima’s proprietary offerings, technologies and organizational enhancements. We may not realize the intended benefits from these investments and initiatives. If we are unable to maintain and continuously improve our technologies and decisioning methodologies, our business and financial results may be materially and adversely affected.
If we are unable to compete effectively within the growing e-commerce sector, our business and results of operations may be materially and adversely affected.
Competition from the e-commerce sector continues to grow and has been accelerated by trends that developed as a result of restrictions implemented due to COVID-19. To compete in this e-commerce sector, we must be able to innovate and develop technologies and digital solutions that appeal to our customer. We utilize virtual capabilities within our Acima and Rent-A-Center segments. There can be no assurance we will be successful in continuing to develop the technologies and digital solutions necessary to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce or prevent us from growing our market share, gross and operating margins, and may materially and adversely affect our business and results of operations in other ways.
Our operations are dependent on effective information management systems. Failure of our systems or those of our host retailers could negatively impact our business, financial condition and results of operations.
We utilize integrated information management systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information management systems to perform as designed due to “bugs,” crashes, computer viruses, security breaches, cyberattacks, phishing attacks, internet failures and outages, operator error, or catastrophic events, and any associated loss of data or interruption of such information management systems for a significant period of time could disrupt our business. If the information management systems sustain repeated failures, we may not be able to manage our store and virtual operations, which could have a material adverse effect on our business, financial condition and results of operations. We continuously need to improve and upgrade our systems and technology while maintaining their reliability and integrity. We invest in new information management technology and systems and implement modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We take actions and implement procedures designed to ensure the successful implementation of these investments, including the testing of new systems and the transfer of existing data. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. A disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially and adversely affect our business, financial condition and results of operations. Similar risks associated with Acima host retailer information management systems, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.
If we fail to protect the integrity and security of customer, employee, supplier and host retailer information, or if our host retailers fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation, and our business could be materially and adversely affected.
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
To our knowledge, we have not suffered a significant security breach during 2023 or during 2024 through February 27, 2024, the date of this Annual Report on Form 10-K. However, despite instituted safeguards for the protection of such information, our systems are subject to significant risk of compromise from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, misappropriate, destroy or manipulate various types of information that we rely on, including confidential PII or other confidential information. In addition, one of our employees, contractors or other third-parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or if a third party we are engaged with suffers a breach, we could potentially also suffer from the loss of such information. Loss or misuse of customer, employee, supplier or retail partner information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, suppliers, retail partners, regulators and other persons, any of which could have a material adverse effect on our business, financial condition and results of operations. Successful data breaches or other cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could similarly negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded. The costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and industry standards, fines, penalties, or liability, and costs incurred to prevent or remediate information security breaches, could materially and adversely affect our business. In addition, we rely on the secure operation of our website and other third-party systems generally to assist us in the collection and transmission of the sensitive data we collect. Similar risks associated with Acima host retailers’ failure to protect the integrity and security of customer information, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.
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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our ability to raise capital, and may also expose us to potential claims and losses. Additionally, any such failure could subject us to increased regulatory scrutiny, which could also have a material adverse effect on our business and the price of our securities.
The industries in which we operate are highly competitive, which could impede our ability to maintain lease volumes and pricing and have a material adverse effect on our operating results.
Many categories of products we lease and sell from time to time, including furniture, appliances and electronics such as televisions, computers and smartphones, are the subject of intense competition from a number of types of competitors, including national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and online providers of used goods and merchandise, traditional, “big-box” and e-commerce retailers, fintech firms and others. In addition, the lease-to-own industry faces competition from layaway programs and various types of consumer finance companies, including Buy-Now-Pay-Later, installment, payday and title loan companies, that may enable our customers to shop at traditional or online retailers, as well as rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets, and offer a larger selection of products at more competitive prices than our Rent-A-Center and Acima segments. Competitors with greater financial resources may be able to grow faster than us, including through acquisitions. Our competitors may also employ aggressive marketing strategies involving frequent sales and discounts, including the use of certain products as “loss leaders” to increase customer traffic. Engaging in these pricing strategies could cause a material reduction in our sales revenue and gross margins. Alternatively, we may be unable to or elect not to engage in these pricing strategies, which could decrease our lease volumes. The expansion of digital retail has increased the number and variety of retailers with which we compete, and certain online retailers may have greater brand recognition, social media following and engagement and sophisticated websites than we do.
Some of these competitors may be willing to offer products and services on an unprofitable basis in an effort to gain market share or be willing to finance or lease certain types of products that we are not willing to or are unable to lease. Additionally, these competitors may be willing to enter into customer leases where services, rather than goods, comprise the significant portion of the lease value, or be willing to engage in other practices related to pricing, compliance, and other areas in which we are not willing to or cannot engage. The increasing competition from all of these sources may also reduce the market share held by our Rent-A-Center and Acima segments.
Our Acima segment relies heavily on relationships with retail partners. An increase in competition, which we continue to face, could cause our retail partners to no longer offer the Acima lease-to-own solutions in favor of those of our competitors, or to offer the Acima lease-to-own solutions and the products of our competitors simultaneously at the same store locations, which could slow growth in the Acima segment and limit or reduce profitability. Furthermore, Acima’s lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on retail partner relationships that may prove to be more successful.
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
Acts of nature, whether due to climate change, pandemic or otherwise, can disrupt our operations and those of our retail partners.
Our store operations, as well as those of our retail partners at Acima, are subject to the effects of adverse acts of nature, such as pandemics and other public health crises, winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations, including in Mexico, Puerto Rico, Florida, Louisiana and Texas, and may, depending upon the location and severity of such events, materially and unfavorably impact our business continuity. We cannot guarantee that the amount of any hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we may maintain from time to time would cover any or all damages caused by any such event.
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
The COVID-19 pandemic and the measures taken in response to it prevented us from continuing our operations in the ordinary course, which had an immediate adverse effect on our business as we experienced operational restrictions, delays on our timing or ability to obtain desired merchandise and increased costs. To the extent that similar measures are implemented in the future in response to a pandemic or other public health or safety crises, our business and results of operations may be adversely affected.
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
In addition, concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, including increased disclosure requirements. These requirements may lead to an increase in tax, transportation, utility and other expenses.
Lastly, there is increased focus, including by governmental and non-governmental organizations, investors, customers and communities on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment. In addition, our host retailers in our Acima segment may face similar risks, which could adversely impact the results of our Acima segment.
The success of our Franchising segment is dependent on the ability and success of our third-party franchisees, over which we have limited control.
The franchisees of our Franchising segment are independent third-party businesses that are contractually obligated to operate in accordance with the operational and other standards set forth in their respective franchise agreements. Although we evaluate potential franchisee candidates before entering into a franchisor‑franchisee relationship with them, we cannot be certain that management of a given candidate will have the business acumen or financial resources necessary to operate successful franchises in their approved territories. Because franchisees are independent businesses and not employees, we are not able to control them to the same extent as our Rent‑A‑Center stores, and the ultimate success and quality of a franchise ultimately rests with the franchisee. Certain state franchise laws may also limit our ability to terminate, not renew or modify our franchise agreements. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise fees, royalties and revenue, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially and adversely affected.
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
Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. We may elect to accept higher deductibles or reduce the amount of coverage to reduce insurance cost. Because we self-insure a significant portion of expected losses under our workers’ compensation, general liability, vehicle and group health insurance programs, unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs. This could have a material adverse effect on our financial condition and results of operations.
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
In addition to laws and regulations regarding our lease‑to‑own transactions, we are subject to consumer protection and data privacy laws and other laws and regulations. As we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of additional statutory and regulatory requirements not presently applicable to our operations. We have defended against, continue to defend against, and may in the future defend against, legal and regulatory proceedings from time to time, including class action lawsuits and regulatory enforcement proceedings alleging various regulatory violations. We have incurred and may in the future incur significant damages, fines, penalties, obligations to post bonds pending appeal or legal fees or expenses in connection with such legal and regulatory proceedings or may pay significant amounts to settle legal or regulatory proceedings, which could materially and adversely affect our results of operations, liquidity and capital resources. The failure to pay any material judgment would constitute a default under the ABL Credit Facility, the Term Loan Facility and the Notes (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K). In addition, we may become subject to significant restrictions on or changes to our business practices, operations or methods, including pricing, account management, or similar terms, as a result of existing or future governmental or other proceedings or settlements, any of which could significantly harm our reputation, both with consumers as well as with retail partners and materially and adversely affect our business, prospects and financial condition.

In an attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. However, in addition to opt-out provisions contained in such agreements, judicial, regulatory or legislative actions may restrict or eliminate the enforceability of such agreements and waivers. In the past, various courts and administrative authorities have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes, any of which could have a material adverse effect on our business. See Note M to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
The outcome of the previously disclosed investigations by the CFPB, multi-state attorneys' general group and the New York Attorney General into certain of Acima’s business practices is uncertain and may materially and adversely affect our business.
In December 2020, prior to the execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the dates on which responses to the CID are provided in full. The purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima has completed its responses to all CIDs and has been cooperating with the CFPB throughout their investigation.
On May 16, 2023, in accordance with the CFPB’s Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB staff notified Acima that the staff may allege that Acima violated the Consumer Financial Protection Act of 2010; the Truth in Lending Act and its implementing regulation, Regulation Z; the Electronic Fund Transfer Act and its implementing regulation, Regulation E; and the Fair Credit Reporting Act and its implementing regulation, Regulation V. The CFPB staff further stated that the CFPB’s Office of Enforcement may recommend that the CFPB take legal action against Acima based on these potential allegations, and, in connection therewith, the staff may seek remedies including restitution, disgorgement, damages, injunctive relief, and civil money penalties. On June 20, 2023, Acima submitted its response to the NORA notice, in which Acima asserted that the staff’s potential allegations lacked merit.
As of the date of this Annual Report on Form 10-K, we have not yet received the CFPB’s response to Acima's submission in accordance with the NORA process. We are currently unable to predict the CFPB’s response to the NORA process or the ultimate timing or outcome of the CFPB investigation or any legal proceedings arising therefrom.
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima, the former owners of Acima agreed to indemnify Upbound Group, Inc. for certain losses arising after the consummation of the transaction with respect to the CID. The indemnification obligations of the former owners of Acima with respect to the CID are limited to the remaining amount of an indemnity holdback which is now approximately $45 million of a $50 million initial holdback escrowed at the closing of the transaction for the CID and other matters and will be Upbound Group, Inc.’s sole recourse against the former owners of Acima with respect to all of the indemnifiable claims under the definitive transaction agreement. On May 19, 2023, in light of the above-referenced NORA notice, Upbound Group, Inc. submitted an indemnification claim notice pursuant to the definitive agreement to acquire Acima. As of the date of this Annual Report on Form 10-K, approximately $45 million remains escrowed in respect of the CID.
There can be no assurance that the remaining escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
In addition, Acima is also subject to the pending multi-state attorneys' general matter and New York Attorney General matter, as described further in Note M to our consolidated financial statements included in this Annual Report on Form 10-K. There can be no assurance that either of these additional matters will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the multi-state attorneys' general group, New York Attorney General, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
Although there is currently no comprehensive federal legislation regulating rental purchase transactions, federal regulatory authorities such as the United States Federal Trade Commission and the CFPB are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates and adverse federal legislation may be enacted in the future. Any federal agency, or any state regulatory authority, may propose and adopt new regulations or interpret existing regulations in a manner that could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance or to alter our business practices in a manner that reduces the economic potential of our operations. Any such new laws, regulations or interpretations could include, by way of example only, those that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business. In addition, federal and state regulators are increasingly holding businesses operating in the lease-to-own industry to higher standards of monitoring, disclosure and reporting, notwithstanding the adoption of any new laws or regulations applicable to our industry. Furthermore, regulators and courts may apply laws or regulations to our businesses in incorrect, inconsistent or unpredictable ways that may make our compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely affect the manner in which we operate. In addition, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Upbound Group, Inc. to “headline risks” whereby media attention to these matters could negatively impact our business in a particular region or in general or investor sentiment, and may materially and adversely affect our securities. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability. See Note M to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
Our lease‑to‑own transactions are regulated by and subject to the requirements of federal and state laws and regulations that vary by jurisdiction, which require significant compliance costs and expose us to regulatory action or other litigation.
Currently, 46 states, the District of Columbia and Puerto Rico have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. One additional state has a retail installment sales statute that excludes leases, including lease-to-own transactions, from its coverage if the lease provides for more than a nominal purchase price at the end of the rental period. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of 11 states limit the total amount that may be charged over the life of a rental purchase agreement, and the laws of six states limit the cash prices for which we may offer merchandise. Furthermore, there is currently no comprehensive federal legislation regulating lease-to-own transactions. We have incurred and will continue to incur substantial costs to comply with federal and state laws and regulations, many of which are evolving, unclear and inconsistent across various jurisdictions as described above. In addition to compliance costs, we have in the past and may continue to incur substantial expenses to respond to federal and state government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, including those arising out of our or our franchisees’ alleged violations of existing laws and/or regulations.
Similar to other consumer transactions, our lease-to-own transactions are also governed by various federal and state consumer protection statutes, in addition to the lease-to-own purchase statutes under which we operate, that provide various consumer remedies, including monetary penalties, for violations. We have been and continue to be subject to disputes alleging that we have violated some of these statutory provisions, including matters initiated by regulatory authorities. See “The outcome of the previously disclosed investigations by the CFPB, multi-state attorneys' general group and the New York Attorney General into certain of Acima’s business practices is uncertain and may materially and adversely affect our business” above and Note M to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.

Laws and regulations regarding information security and data collection, use and privacy are increasingly rigorous and subject to change, which may cause us to incur significant compliance costs and subject us to adverse impacts in the event of actual or alleged compliance failures.
The regulatory environment related to information security and data collection, use and privacy is increasingly rigorous, with new and constantly-changing requirements applicable to certain aspects of our business, including our collection practices (as well as those of third-parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, any payment information we may decide to furnish to consumer reporting agencies, our credit reporting practices, and the manner in which we process and store certain customer, employee and other information. All states have adopted laws requiring the timely notification to individuals and, at times, regulators, the media or credit reporting agencies, if a company experiences the unauthorized access or acquisition of PII. Many states have enacted additional data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of PII and other information. For instance, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, contains, among other things, new disclosure obligations for businesses that collect PII from California residents and affords those individuals numerous rights relating to their PII. The CCPA has changed the manner in which we collect, store and use consumer data and has resulted in increased regulatory oversight, litigation risks and costs of compliance. Furthermore, the California Privacy Rights Act (the “CPRA”) was passed in November 2020 and is intended to augment and expand the CCPA, and many of the CPRA's provisions became effective on January 1, 2023 (with respect to information collected from and after January 2022). The CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Moreover, other states have adopted and may continue to adopt privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. These costs, including others relating to increased regulatory oversight and compliance, could materially and adversely affect our business. In addition, given that privacy and customer data protection laws may be interpreted and applied inconsistently and are in a state of flux that varies by jurisdiction, our data protection policies and practices may not be consistent with the most recent interpretations and applications of such laws at all times. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any legal or regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and materially and adversely affect our operating results.
Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners, including retail partners.
While our policies and compliance programs are intended to promote legal and ethical business practices, there is a risk that our employees, agents or business partners, including retail partners and franchisees, could engage in misconduct that materially and adversely affects our reputation, ability to do business or our operating results or financial condition. For instance, our operations in the U.S. and abroad are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related stockholder lawsuits, could cause us to incur significant legal fees and could damage our reputation. Other misconduct, including discrimination or harassment in the workplace, illegal or suspicious activity and breaches in the protection of consumer information, could similarly subject us to regulatory sanctions and negatively impact our reputation, business, operating results or financial condition. In addition, misconduct by our employees or agents could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Furthermore, alleged or perceived misconduct by our employees, agents or business partners, including retail partners, even if not substantiated, may attract negative publicity that could damage our reputation and impair our ability to maintain and develop relationships with our vendors, customers and other third-parties with whom we do business and to attract and retain employees.

Our products and services may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or our retail partners, demand for our goods and the transactions we offer could decrease and our business could be materially and adversely affected.
Certain third-parties, including consumer advocacy groups, media reports, and federal and state government officials have asserted that laws and regulations regarding lease-to-own transactions should be broader and more restrictive. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories seeking to borrow money to finance purchases. This “cost-of-rental” amount, which is generally defined as total lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the fundamental difference between a credit transaction and a lease transaction, lease customers' early purchase options, the fact that consumers can return their leased merchandise at any time without penalty or further payment obligations or the numerous other benefits to consumers of lease-to-own programs compared to traditional financing, or the lack of viable alternatives available to many of these consumers to obtain critical household items. If the negative characterization of lease-to-own transactions becomes increasingly accepted by consumers or our retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of lease‑to‑own transactions is accepted by regulators and legislators, our business may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by our competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in Upbound Group, Inc. being perceived as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors. Such perception, whether or not accurate, could have a material adverse effect on our business, results of operations and financial condition.
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
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. However, under the franchise business model, we may face claims, liabilities and reputational harm based on vicarious liability, joint‑employer liability, or other theories of liability. Expansion of these bases for liability not only could result in expensive litigation with our franchisees, third-parties or government agencies, but also could make it more difficult to appropriately support our franchisees while managing our risk of liability and reputational harm, all of which could impact our results of operations. For instance, in 2015, the National Labor Relations Board adopted a broad standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. The National Labor Relations Board then issued a rule in 2020 requiring “substantial direct and immediate control” over one or more “essential terms or conditions of employment” in order to establish joint liability. On October 27, 2023, the National Labor Relations Board adopted a new rule, which went into effect on February 26, 2024, pursuant to which two or more employers will be considered joint employers if they “share or codetermine the employees’ essential terms and conditions of employment.” In making this determination, the National Labor Relations Board will consider both direct evidence of control and evidence of reserved and indirect control over the essential terms and conditions to the extent such reserved or indirect control supplements and reinforces evidence of the entity's possession or exercise of direct and immediate control over a particular essential term of employment. There is currently litigation pending challenging the rule. If this rule becomes effective, it could cause us or our franchisees to be liable or held responsible for unfair labor practices, violations of wage and hour laws, or other violations or require our franchises to conduct collective bargaining negotiations regarding employees of our franchisees. If this rule becomes effective, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability, which could materially and adversely affect our results of operations.
We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage, a diversion of resources and a material adverse effect on our business and results of operations.
The success of our business depends in part on identification of the names "Upbound", "Rent-A-Center" and "Acima", and the success of our lease-to-own model depends in large part on our proprietary decisioning algorithm, our e‑commerce platform and other proprietary technologies that we currently have or may develop in the future. To protect our intellectual property rights, we rely, or may from time to time rely, on a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors and other third-parties with whom we have relationships. However, our efforts to protect our intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of our intellectual property or proprietary information, which could result in a loss of our competitive advantage. In addition, any of our intellectual property rights may be challenged, which could result in their being narrowed in scope or declared invalid or unenforceable. Any litigation or claims relating to our intellectual property and proprietary information brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
Moreover, competitors or other third-parties may allege that we, or agents, consultants or other third-parties retained or indemnified by us, have infringed on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts of money to defend the claim (even if we ultimately prevail). We may also be required to pay significant money damages. In the event of a settlement or adverse judgment, our results of operation may materially decline if we are prohibited from using the relevant systems, processes, technologies or other intellectual property, especially if we are forced to cease offering certain products or services, or are required to pay to the alleged owner of the relevant intellectual property licensing fees, royalties or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of our management and employees.
The taxes applicable to our operations can be difficult to determine and are subject to change, and our failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Acima and e-commerce businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various business activities. Failure to comply with such statutes, or a successful assertion by applicable tax authorities requiring us to collect taxes in a location or for transactions where we presently do not, could result in substantial tax liabilities, including for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially. For instance, following a United States Supreme Court decision in June 2018, states may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state. Our Acima segment may become subject to additional taxes if state or municipal legislatures adopt tax reform that subjects our lease-to-own transactions originated at the locations of Acima’s retail partners to taxation in that jurisdiction, despite Upbound Group, Inc. having no physical presence in that jurisdiction. As governments increasingly search for ways to increase revenues, states may adopt tax reform or take other legislative action designed to raise tax revenues, including by expanding the scope of transactions subject to taxation or by increasing applicable tax rates, or interpreting existing sales, income and other tax regulations in a manner adverse to our business. Such changes could subject our business to new or increased tax obligations, which could have a material adverse effect on our results of operations.
Risks Relating to Our Indebtedness and Other Financial Matters
We have significant indebtedness, and the level of our indebtedness could materially and adversely affect us.
As of December 31, 2023, our total indebtedness was approximately $1.3 billion. We also had undrawn commitments available for borrowings of an additional $429.6 million under the ABL Credit Facility (after giving effect to approximately $50.4 million of outstanding letters of credit).
In addition, our indebtedness could further increase, and the related risks that we face could intensify. For example, we expect to continue to evaluate the possibility of acquiring additional businesses and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings. We may also require additional capital to fund purchases of merchandise during high volume periods.
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
•materially and adversely affect our ability to refinance our existing indebtedness or obtain additional financing in the future to fund working capital, capital expenditures and other general corporate purposes, particularly as substantially all of our assets are subject to liens securing certain of our existing indebtedness;
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
In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the ABL Credit Facility. Our borrowing capacity under the ABL Credit Facility varies according to our eligible lease contracts, eligible installment sales accounts and inventory, net of certain reserves. In the event of any material decrease in the amount or appraised value of these assets, our borrowing capacity would similarly decrease, which could materially and adversely affect our business and liquidity. The documentation governing the ABL Credit Facility contains customary affirmative and negative covenants, and certain restrictions on operations become applicable if our available credit falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Subject to certain exceptions, our obligations under the ABL Credit Facility are secured by liens on substantially all of our assets. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under the ABL Credit Facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. Our access to such financing may be unavailable or reduced, or such financing may become significantly more expensive for any reason, including, but not limited to, adverse economic conditions. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. If our access to borrowings under the ABL Credit Facility is unavailable or reduced, we may not have the necessary cash resources for our operations, and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
We may not be able to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2023, the annual cash interest payments on our indebtedness are approximately $106 million, which could fluctuate depending on changes in interest rates. We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on our indebtedness through our cash flows from operations. However, our ability to generate sufficient cash flow from operations and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control, and there can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates will increase our interest expense and our debt service obligations on the variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2023, approximately $881 million of our indebtedness was variable rate indebtedness, and, assuming all loans were fully drawn, each quarter‑point (0.25%) change in interest rates would result in an additional $2.2 million annualized pretax charge or credit to our Consolidated Statements of Operations. As of the date of this Annual Report on Form 10-K, we have not entered into any interest rate swap agreements. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.
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
Upbound Group, Inc.’s organizational documents contain provisions that authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Upbound Group, Inc. is subject to Section 203 of the Delaware General Corporation Law, which prohibits persons that acquire, or are affiliated with any person that acquires, more than 15% of our outstanding common stock from engaging in any business combination with Upbound Group, Inc. for a three-year period following the date of such acquisition, subject to limited exceptions. Furthermore, the terms of our indebtedness include various change in control provisions which, in the event of a change in control, would cause a default under such indebtedness. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change in control involving us, whether favored or opposed by our management or our stockholders. For instance, the consummation of any such transaction in certain circumstances may require the redemption or repurchase of the Notes, and there can be no assurance that we or the potential acquirer will have sufficient financial resources to effect such a redemption or repurchase.
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
•negative commentary regarding us and corresponding short-selling market behavior;

•adverse developments in our relationships with our customers, retail partners or vendors;
•legal proceedings brought against us or our officers and directors, including the matters described in Note M to our consolidated financial statements included in this Annual Report on Form 10-K;
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
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare in its discretion out of funds legally available for such payments. Although we have paid quarterly cash dividends on our common stock since 2019, we are not required to declare or pay any dividends and there may be circumstances under which we may be unable to declare and pay dividends or repurchase our shares under applicable Delaware law or due to the impact of restrictive covenants in our debt agreements. In addition, we may elect to eliminate or reduce our common stock dividend or not to implement additional stock repurchases in the future for any reason. Any elimination of or reduction in the amount of our common stock dividend or the failure to implement future stock repurchases could materially and adversely affect the market price of our common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We rely heavily on information systems to meet the operational and financial needs of our business. Therefore, we seek to continuously improve our approach to cybersecurity with the goal of ensuring the confidentiality, integrity and availability of our information resources and to reduce the risk of information loss by accidental or intentional modification, disclosure or destruction. We believe we devote appropriate resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.
The Cybersecurity and Privacy team, which maintains our cybersecurity function, reports to our Chief Technology and Digital Officer, who reports directly to our Chief Executive Officer. The Cybersecurity and Privacy team is led by our Chief Information Security Officer (“CISO”), who is responsible for developing and implementing our cybersecurity program and reporting on cybersecurity matters. The CISO and Chief Technology and Digital Officer report to the Audit and Risk Committee on a quarterly basis. Our CISO has been a cybersecurity leader for 20 years, maintains appropriate security certifications, and has extensive experience in building and maintaining cybersecurity risk and compliance programs. The cybersecurity team includes members who also have various levels of cybersecurity experience and maintain relevant cybersecurity certifications. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security controls and technologies and ongoing scanning and testing of Company information systems by internal teams as well as third-party organizations to identify potential vulnerabilities. To maintain knowledge of the latest developments in cybersecurity, evolving threat landscape, and cyber defense techniques, our CISO regularly attends cybersecurity related conferences and events hosted by cybersecurity experts, subscribes to cybersecurity threat intelligence communications and newsletters, and meets with cybersecurity vendors.
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. We regularly assess the cybersecurity landscape to holistically evaluate the threat of cybersecurity risks and seek to mitigate such risks through a layered cybersecurity strategy based on identification, protection, detection and recovery. Our Enterprise Cybersecurity Policy includes guidance related to encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information and the use of the internet, social media, email and wireless devices. This policy is reviewed for updates annually and approved by appropriate members of management. All coworkers are required to acknowledge review of the policy and complete cybersecurity and privacy awareness training annually. We also provide coworkers with additional cybersecurity training through online offerings, company broadcasts and security awareness events.
In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. The cybersecurity program is being enhanced to ensure that critical vendors and other third-parties are risk assessed prior to being given access to the Company's information assets and networks. Additionally, processes are currently in place to review existing third-party access to systems that have a material impact on the financial statements of the Company.
The Audit and Risk Committee, a committee of the Company’s Board of Directors, actively participates in discussions with management regarding cybersecurity risks and receives quarterly reports regarding the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, remedy audit findings, and review enhancements to the Company’s defenses and management’s progress on implementing its cybersecurity strategy. In addition, the Audit and Risk Committee reviews key cybersecurity risks, on a quarterly basis, to help ensure such risks are incorporated into the Company’s Enterprise Risk Management framework. The Audit and Risk Committee also meets quarterly in executive session with the Company's Chief Information Security Officer. To assist with their oversight of the Company's cybersecurity programs and mitigation efforts as they relate to the broader cybersecurity landscape, our Audit and Risk Committee has previously and will continue to attend cybersecurity awareness training events hosted by third-party cybersecurity experts.
In the event of a cybersecurity incident, we have developed and implemented a communication and disclosure framework, which includes processes for escalating communication of the event to members of our internal disclosure committee for assessment of materiality and disclosure, executive management team members, internal and external legal counsel, internal and external audit teams, and other internal stakeholders. Significant cybersecurity events and strategic risk management decisions would be directed to the Audit and Risk Committee for additional comprehensive oversight of the Company’s response measures and public disclosure of the event as appropriate. While we have experienced cybersecurity incidents in the past, none have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
Despite our cybersecurity governance program, we cannot assure you that we will be able to effectively prevent, detect or respond to all cybersecurity incidents, which may have a material adverse impact on our reputation and our results of operations.
Item 2. Properties.
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
Item 3. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not currently expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or reserve within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please see Note M to our consolidated financial statements and “Risks Relating to Legal and Compliance Matters” contained in Item 1A of this Annual Report on Form 10-K for additional discussion of certain of our legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the Nasdaq Global Select Market® under the symbol “UPBD.”
As of February 20, 2024, there were approximately 38 record holders of our common stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. Cash dividend payments are subject to certain restrictions in our debt agreements. Please see Note K to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of such restrictions.
Repurchases of Equity Securities
In December 2021, our Board of Directors authorized a stock repurchase program for up to $500.0 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. During 2023 and 2022, we repurchased 1,706,277 and 3,536,799 shares of our common stock for an aggregate purchase price of approximately $50.0 million and $75.1 million, respectively. As of December 31, 2023, under the December 2021 Program, approximately $235.0 million remains available for repurchases.
The following table presents information with respect to purchases of our common stock made during the year ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under Publicly Announced Plans or Programs (in Millions)
August 1, 2023 - August 31, 2023	170,035	$29.90	170,035	$279.9
September 1, 2023 - September 30, 2023	746,234	$29.55	746,234	$257.9
October 1, 2023 - October 31, 2023	790,008	$28.91	790,008	$235.0

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2018, and dividends, if any, were reinvested for all years ending December 31.

**COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN**
**Among Upbound Group, Inc., the NASDAQ Composite Index, and S&P Composite 1500 Specialty Retail Index**

$350
$300
$250
$200
$150
$100
$50
12/18
12/19
12/20
12/21
12/22
12/23
Upbound Group, Inc.
NASDAQ Composite
S&P Composite 1500 Specialty Retail Index

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Objective
We report financial operating performance under four operating segments, including our Rent-A-Center segment, which represents our company-owned stores and e-commerce platform through rentacenter.com; our Acima segment, which includes our virtual and staffed business models; and our Mexico and Franchising segments.
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
For similar historical operating and financial data and discussion of our year ended December 31, 2022 results compared to our year ended December 31, 2021 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2022, incorporated herein by reference, which was filed with the SEC on February 24, 2023.
Recent Developments
Dividends. On December 6, 2023, we announced that our board of directors approved quarterly cash dividend of $0.37 per share for the first quarter of 2024. The dividend was paid on January 9, 2024 to our common stockholders of record as of the close of business on December 19, 2023.
Business and Operational Trends
Macroeconomic Conditions. In recent years, we have experienced significant change in the financial trends within our business driven by macroeconomic conditions, which have directly impacted our customers as well as our business operations, including significant changes in the U.S. consumer price index, changes in demand for certain consumer retail categories, a condensed labor market, which has also contributed to wage inflation, rapidly increased interest rates, and global supply chain disruptions resulting in reduced product availability and rising product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, the full extent to which our risk management strategy and macroeconomic trends (including consumer spending and payment behavior) may impact our business in future periods is uncertain. The continuation of negative and volatile macroeconomic economic trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
Rent-A-Center E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the year ended December 31, 2023, e-commerce revenues represented approximately 26% of total lease-to-own store revenues compared to approximately 25% for 2022. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.

Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in Part II, Item 8 of this Annual Report on Form 10-K.
Key Metrics
Gross Merchandise Volume (“GMV”): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Company that is leased to customers through a transaction that occurs within a defined period, net of estimated cancellations as of the measurement date.
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
Skip / Stolen Losses: Represents the charge-off of the remaining net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenue for the applicable period.
Overview
The following briefly summarizes certain of our financial information for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
During the year ended December 31, 2023, consolidated revenues and gross profit decreased by approximately $253.0 million and $57.2 million, respectively, while operating profit increased by approximately $14.3 million, primarily due to decreases in other store expenses of $45.9 million and labor expenses of $20.8 million.
Revenues in our Rent-A-Center segment decreased approximately $85.7 million for the year ended December 31, 2023, due to a 4.3% decrease in same store sales driven by decreases in rentals and fees revenues and merchandise sales of $48.3 million and $28.8 million, respectively. Operating profit decreased approximately $61.0 million for the year ended December 31, 2023, primarily due to lower revenues described above, partially offset by a decrease in labor expenses of $12.6 million. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the year ended December 31, 2023.
The Acima segment revenues decreased approximately $179.0 million for the year ended December 31, 2023, due to decreases in merchandise sales and rentals and fees revenues of $104.8 million and $74.5 million, respectively, primarily attributable to a lower GMV through the third quarter of 2023 compared to 2022 and fewer customers electing early purchase options in 2023. Operating profit increased approximately $84.2 million for the year ended December 31, 2023, primarily due to decreases in other store expenses and labor costs of approximately $49.3 million and $10.9 million, respectively. See “Segment Performance” below for further discussion of Acima segment operating results for the year ended December 31, 2023.
The Mexico segment revenues increased by 15.0% for the year ended December 31, 2023, contributing to an increase in gross profit of 15.4%, or $7.1 million. Operating profit, however, decreased $1.4 million for the year ended December 31, 2023, primarily due to increases in other store expenses and labor costs of approximately $4.5 million and $2.8 million, respectively. See “Segment Performance” below for further discussion of Mexico segment operating results for the year ended December 31, 2023.
Revenues for the Franchising segment increased $2.0 million for the year ended December 31, 2023, primarily due to an increase in merchandise sales of $3.7 million, partially offset by a decrease in royalty income and fees of $1.6 million. See “Segment Performance” below for further discussion of Franchising segment operating results for the year ended December 31, 2023.
Cash flow from operations was $200.3 million for the year ended December 31, 2023 As of December 31, 2023, we held $93.7 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Year Ended December 31,		2023-2022 Change
(Dollar amounts in thousands)	2023	2022	$	%
Revenues
Store
Rentals and fees	$3,261,678	$3,375,453	$(113,775)	(3.4)%
Merchandise sales	541,766	675,288	(133,522)	(19.8)%
Installment sales	63,630	72,328	(8,698)	(12.0)%
Other	5,869	4,975	894	18.0%
Total store revenues	3,872,943	4,128,044	(255,101)	(6.2)%
Franchise
Merchandise sales	95,054	91,350	3,704	4.1%
Royalty income and fees	24,416	25,998	(1,582)	(6.1)%
Total revenues	3,992,413	4,245,392	(252,979)	(6.0)%
Cost of revenues
Store
Cost of rentals and fees	1,199,161	1,268,809	(69,648)	(5.5)%
Cost of merchandise sold	652,894	779,789	(126,895)	(16.3)%
Cost of installment sales	22,997	25,547	(2,550)	(10.0)%
Total cost of store revenues	1,875,052	2,074,145	(199,093)	(9.6)%
Franchise cost of merchandise sold	95,103	91,715	3,388	3.7%
Total cost of revenues	1,970,155	2,165,860	(195,705)	(9.0)%
Gross profit	2,022,258	2,079,532	(57,274)	(2.8)%
Operating expenses
Store expenses
Labor	613,538	634,341	(20,803)	(3.3)%
Other store expenses	775,919	821,821	(45,902)	(5.6)%
General and administrative expenses	201,706	186,470	15,236	8.2%
Depreciation, amortization and write-down of intangibles	51,321	53,079	(1,758)	(3.3)%
Other charges	216,909	235,283	(18,374)	(7.8)%
Total operating expenses	1,859,393	1,930,994	(71,601)	(3.7)%
Operating profit	162,865	148,538	14,327	9.6%
Interest, net	109,998	87,067	22,931	26.3%
Earnings before income taxes	52,867	61,471	(8,604)	(14.0)%
Income tax expense	58,046	49,114	8,932	18.2%
Net (loss) earnings	$(5,179)	$12,357	$(17,536)	(141.9)%
Comparison of the Years Ended December 31, 2023 and 2022
Store Revenue. Total store revenue decreased by $255.1 million, or 6.2%, to $3,872.9 million for the year ended December 31, 2023, from $4,128.0 million for 2022. The decrease was primarily due to decreases of approximately $179.0 million and $85.7 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2023 decreased by $69.6 million, or 5.5%, to $1,199.2 million, as compared to $1,268.8 million in 2022. This decrease in cost of rentals and fees was primarily attributable to a decrease of $71.4 million in the Acima segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 36.8% for the year ended December 31, 2023 as compared to 37.6% in 2022.

Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $126.9 million, or 16.3%, to $652.9 million for the year ended December 31, 2023, from $779.8 million in 2022, primarily attributable to decreases of $119.8 million and $7.1 million in the Acima and Rent-A-Center segments, respectively. The gross margin percent of merchandise sales decreased to (20.5)% for the year ended December 31, 2023, from (15.5)% in 2022.
Gross Profit. Gross profit decreased by $57.2 million, or 2.8%, to $2,022.3 million for the year ended December 31, 2023, from $2,079.5 million in 2022, due primarily to a decrease of $75.2 million in the Rent-A-Center segment, partially offset by increases of $12.2 million and $7.1 million in the Acima and Mexico segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 50.7% in 2023, as compared to 49.0% in 2022.
Store Labor. Store labor includes all salaries and wages paid to store operational employees and district managers, together with payroll taxes and benefits. Store labor decreased by $20.8 million, or 3.3%, to $613.5 million for the year ended December 31, 2023, as compared to $634.3 million in 2022, primarily attributable to decreases of $12.6 million and $10.9 million in the Rent-A-Center and Acima segments, respectively. Store labor expressed as a percentage of total store revenue was 15.8% for the year ended December 31, 2023, as compared to 15.4% in 2022.
Other Store Expenses. Other store expenses include charge-offs due to customer stolen merchandise and occupancy, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $45.9 million, or 5.6%, to $775.9 million for the year ended December 31, 2023, as compared to $821.8 million in 2022, due to a decrease of $49.3 million in the Acima segment, primarily attributable to a decrease of $44.2 million in merchandise losses, partially offset by an increase of $4.5 million in the Mexico segment. Other store expenses expressed as a percentage of total store revenue were 20.0% for the year ended December 31, 2023, compared to 19.9% in 2022.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $15.2 million, or 8.2%, to $201.7 million for the year ended December 31, 2023, as compared to $186.5 million in 2022, primarily due to higher incentive compensation. General and administrative expenses expressed as a percentage of total revenue were 5.1% for the year ended December 31, 2023, compared to 4.4% in 2022.
Other charges. Other charges decreased by $18.4 million to $216.9 million in 2023, as compared to $235.3 million in 2022. Other charges for the year ended December 31, 2023 primarily included $137.5 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in connection with the acquisition of Acima Holdings, $72.9 million in depreciation and amortization of acquired software and intangible assets and $9.2 million in accelerated software depreciation, partially offset by $3.1 million in interest income on income tax refunds related to prior year returns received in 2023. Other charges for the year ended December 31, 2022 primarily included $143.2 million in stock compensation expense related to equity consideration issued in connection with the acquisition of Acima Holdings, $80.8 million in depreciation and amortization of acquired software and intangible assets related to the acquisition of Acima Holdings, $6.8 million in asset impairments, $5.0 million in employee severance, $1.2 million in state sales tax assessment reserves and $1.2 million in Acima retail partner conversion losses. See Note N of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our other charges.
Operating Profit. Operating profit increased $14.4 million, or 9.6%, to $162.9 million for the year ended December 31, 2023, as compared to $148.5 million in 2022, primarily due to a decrease in total operating expenses of $71.6 million, partially offset by the decrease in gross profit as described above. Operating profit expressed as a percentage of total revenue was 4.1% for the year ended December 31, 2023, compared to 3.5% in 2022.
Income Tax Expense. Income tax expense for the year ended December 31, 2023 was $58.0 million, as compared to $49.1 million in 2022. The effective tax rate was 109.8% for the year ended December 31, 2023, compared to 79.9% in 2022. The increase in income tax expense for the year ended December 31, 2023 compared to 2022 was primarily due to an increase in tax valuation allowances and expiration of net operating losses related to our Mexico segment. See Note J of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our effective tax rate.

Comparison of the Years Ended December 31, 2022 and 2021
For similar operating and financial data and discussion of our year ended December 31, 2022 results compared to our year ended December 31, 2021 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Segment Performance
Rent-A-Center segment.

	Year Ended December 31,		2023-2022 Change
(Dollar amounts in thousands)	2023	2022	$	%
Revenues	$1,864,123	$1,949,864	$(85,741)	(4.4)%
Gross profit	1,297,705	1,372,863	(75,158)	(5.5)%
Operating profit	273,518	334,525	(61,007)	(18.2)%
Lease portfolio balance(1)	144,960	142,839	2,121	1.5%
Change in same store revenue(1)				(4.3)%
Stores in same store revenue calculation				1,766
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenue for the year ended December 31, 2023 was primarily due to a decrease in same store sales of 4.3%, driven by decreases in rentals and fees revenue and merchandise sales of $48.3 million and $28.8 million, respectively, primarily attributable to a decrease in lease portfolio value during the first three quarters of 2023 compared to 2022, and fewer customers electing early purchase options. The segment lease portfolio value as of December 31, 2023 increased 1.5% compared to the value as of December 31, 2022.
Gross Profit. Gross profit decreased in 2023 driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues decreased to 69.6% in 2023 from 70.4% in 2022, primarily due to mix-shift changes between lease merchandise product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 14.7% for 2023 compared to 17.2% for 2022. The decrease in operating margin for the year ended December 31, 2023 was primarily driven by decreases in revenues and gross profit described above, partially offset by lower merchandise losses. Charge-offs in our Rent-A-Center lease-to-own stores due to customer stolen merchandise, expressed as a percentage of Rent-A-Center lease-to-own revenues, was approximately 4.5% for the year ended December 31, 2023, compared to 4.9% in 2022. Charge-offs in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, was approximately 1.4% for the year ended December 31, 2023, compared to 2.0% in 2022. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acima segment.

	Year Ended December 31,		2023-2022 Change
(Dollar amounts in thousands)	2023	2022	$	%
Revenues	$1,931,325	$2,110,320	$(178,995)	(8.5)%
Gross profit	644,447	632,244	12,203	1.9%
Operating profit	235,480	151,301	84,179	55.6%
Gross merchandise volume(1)	1,581,259	1,584,362	(3,103)	(0.2)%
(1) See Key Metrics described above for additional information
Revenues. The decrease in revenues for the year ended December 31, 2023 compared to 2022 was primarily due to decreases in merchandise sales and rentals and fees revenues of $104.8 million and $74.5 million, respectively. The decrease in rentals and fees revenue was primarily due to fewer open lease agreements and the decrease in merchandise sales was primarily attributable to lower GMV during the first three quarters of 2023 compared to 2022, and fewer customers electing early purchase options in the current year.
Gross Profit. Gross profit as a percentage of segment revenues increased to 33.4% for the year ended December 31, 2023, compared to 30.0% in 2022, primarily due to fewer customers electing early purchase options.

Operating Profit. Operating profit as a percentage of segment revenues increased to 12.2% for the year ended December 31, 2023, compared to 7.2% in 2022. The increase in operating profit for the year ended December 31, 2023 is primarily due to lower customer stolen merchandise losses of approximately $45.1 million, lower labor costs of $10.9 million and a decrease in amortization of acquired intangible assets of $9.9 million, partially offset by lower revenues described above. Charge-offs in our Acima locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.3% in 2023, compared to 10.6% in 2022. Charge-offs in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were negligible for the years ended December 31, 2023 and 2022. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims.
Mexico segment.

	Year Ended December 31,		2023-2022 Change
(Dollar amounts in thousands)	2023	2022	$	%
Revenues	$74,625	$64,880	$9,745	15.0%
Gross profit	52,869	45,812	7,057	15.4%
Operating profit	4,846	6,267	(1,421)	(22.7)%
Change in same store revenue(1)				(0.8)%
Stores in same store revenue calculation				112
(1) See Key Metrics described above for additional information
Revenues. Revenues for 2023 were positively impacted by exchange rate fluctuations of approximately $8.8 million, as compared to 2022. On a constant currency basis, revenues for the year ended December 31, 2023 increased approximately $0.9 million, compared to 2022.
Gross Profit. Gross profit for the year ended December 31, 2023 was positively impacted by exchange rate fluctuations of approximately $6.3 million, as compared to 2022. On a constant currency basis, gross profit for the year ended December 31, 2023 increased by approximately $0.8 million, compared to 2022. Gross profit as a percentage of segment revenues increased to 70.8% in 2023, compared to 70.6% in 2022.
Operating Profit. Operating profit for the year ended December 31, 2023 was positively impacted by exchange rate fluctuations of approximately $0.6 million, as compared to 2022. On a constant currency basis, operating profit for the year ended December 31, 2023 decreased by approximately $2.0 million, as compared to 2022. Operating profit as a percentage of segment revenues decreased to 6.5% in 2023, compared to 9.7% in 2022, primarily due to higher customer stolen merchandise losses.
Franchising segment.

	Year Ended December 31,		2023-2022 Change
(Dollar amounts in thousands)	2023	2022	$	%
Revenues	$122,340	$120,328	$2,012	1.7%
Gross profit	27,237	28,613	(1,376)	(4.8)%
Operating profit	17,087	19,124	(2,037)	(10.7)%
Revenues. Revenues increased for the year ended December 31, 2023, compared to 2022, primarily due to increases in merchandise purchases by franchisees of $3.7 million, partially offset by decreases in royalty income and fees revenue of $1.6 million.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 22.3% in 2023, compared to 23.8% in 2022, primarily due to the changes in the allocation of merchandise sales compared to royalty and fee revenue.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 14.0% in 2023, compared to 15.9% for 2022, primarily due to the change in gross profit described above.
Liquidity and Capital Resources
Overview. For the year ended December 31, 2023, we generated $200.3 million in operating cash flow and used cash in the amount of $138.6 million for debt repayments, $83.1 million for dividends, $53.4 million for capital expenditures and $50.0 million for share repurchases, partially offset by cash proceeds from indebtedness of $70.0 million. We ended the year with $93.7 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion.

Analysis of Cash Flow. Cash provided by operating activities decreased by $268.2 million to $200.3 million in 2023 from $468.5 million in 2022, primarily due to an increase in inventory purchases driven by increased demand.
Cash used in investing activities decreased to $51.0 million in 2023, compared to $62.3 million in 2022, primarily due to lower investment in store-related assets in our Rent-A-Center segment and an increase in proceeds from the sale of property assets in 2023.
Cash used in financing activities decreased to $202.1 million in 2023, compared to $370.7 million in 2022, primarily due to decreases in debt repayments and share repurchases of $160.1 million and $25.1 million, respectively, partially offset by a decrease in debt proceeds received of $20.0 million.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for technological and property assets, and debt service. Our primary sources of liquidity have been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next twelve months. At February 20, 2024, we had approximately $62.3 million in cash on hand, and $399.6 million available under our ABL Credit Facility.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2017 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The Protecting Americans from Tax Hikes Act of 2015 extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act allowed 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it began to phase out. The bonus depreciation provided by the Tax Act resulted in estimated benefits of $254 million and $298 million for us in 2023 and 2022, respectively. Depreciation benefits of $303 million associated with these Acts reversed in 2023. We estimate the remaining tax deferral associated with bonus depreciation from these Acts is approximately $331 million at December 31, 2023, of which approximately 80% or $263 million, will reverse in 2024, and the majority of the remainder will reverse in 2025.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Customer stolen merchandise(1)	$284,703	$336,475	$298,533
Other merchandise losses(2)	29,112	38,734	33,380
Total merchandise losses	$313,815	$375,209	$331,913
(1)Increase in customer stolen merchandise losses for the year ended December 31, 2022 is primarily due to increases in the U.S. consumer price index and corresponding pressure on the discretionary income of our consumers.
(2)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $53.4 million, $61.4 million and $62.5 million on capital expenditures in the years 2023, 2022 and 2021, respectively. The decrease of $8.0 million for the year ended December 31, 2023 is primarily due to lower investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. During 2023, we acquired one lease-to-own store location and customer accounts for an aggregate purchase price of approximately $39 thousand. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.

The tables below summarize the location activity for the years ended December 31, 2023, 2022 and 2021 for our Rent-A-Center, Mexico and Franchising operating segments.

	Year Ended December 31, 2023
	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,851	126	447	2,424
New location openings	7	6	2	15
Conversions	(7)	—	7	—
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(16)	(16)
Locations at end of period	1,839	131	440	2,410
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired store (in thousands)	$39	$—	$—	$39

	Year Ended December 31, 2022
	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,846	123	466	2,435
New location openings	16	4	1	21
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(19)	(19)
Locations at end of period	1,851	126	447	2,424
Acquired locations closed and accounts merged with existing locations	4	—	—	4
Total approximate purchase price of acquired store (in thousands)	$995	$—	$—	$995

	Year Ended December 31, 2021
	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,845	121	462	2,428
New location openings	6	2	8	16
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(6)	—	—	(6)
Sold or closed with no surviving location	—	—	(3)	(3)
Locations at end of period	1,846	123	466	2,435
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired store (in thousands)	$278	$—	$—	$278
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on August 10, 2022, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of February 20, 2024, was 7.49%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the

ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
The obligations under the ABL Credit Facility are guaranteed by us and certain of our material wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of our and our subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles (other than equity interests in our subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of ours and the subsidiary guarantors, subject to certain exceptions.
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on September 21, 2021 and June 15, 2023, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to an adjusted Term SOFR rate plus an applicable margin of 3.25%, subject to a 0.50% Term SOFR floor, which, as of February 20, 2024, was 9.12%.
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
At February 20, 2024, we had outstanding borrowings of $811.1 million under the Term Loan Facility and available commitments of $399.6 million under our ABL Credit Facility, net of letters of credit.
See Note K of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior debt.
Senior Notes. On February 17, 2021, we issued $450 million in senior unsecured notes due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”). Interest on the Notes is payable in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. We may redeem some or all of the Notes at any time for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. If we experience specific kinds of change in control, we will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. See Note L of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes.
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of December 31, 2023, our total remaining obligation for existing store lease contracts was approximately $363.0 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. As of December 31, 2023, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $1.2 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2027 with rental rates adjusted periodically for inflation. As of December 31, 2023, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $4.3 million.
Reference Note G of our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of our store operating leases.

Uncertain Tax Position. As of December 31, 2023, we have recorded $1.2 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing lease purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds. In contrast, our cash expenditures for merchandise purchases for the fiscal year are generally the highest beginning in the latter part of the third quarter through the fourth quarter, primarily as a result of holiday promotions.
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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $5.6 million in our estimates would result in a corresponding $0.01 change in our diluted (loss) earnings per common share as of December 31, 2023.
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
As of December 31, 2023, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $71.6 million, as compared to $81.2 million at December 31, 2022. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the lease contract, which is an activity-based method similar to the units of production method. Depreciation of merchandise for Acima Holdings, which we acquired in February 2021, is recognized using a straight-line method over the term of the lease contract. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer. In addition, merchandise that is held for rent for at least 180 consecutive days is depreciated using the straight-line method over a period generally not to exceed 18 months, and smartphones are also depreciated on a straight-line basis over an 18-month period beginning with the earlier of on rent or 90 consecutive days held for rent.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center and Mexico segments, on or before the 120th day in our Acima segment and during the month following the 150th day in certain Acima locations formerly operating under the Acceptance Now brand. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses expected but not yet incurred as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2023 and 2022, the reserve for merchandise losses was $84.7 million and $93.6 million, respectively.
Receivables and Allowance for Doubtful Accounts. The installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis.
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
Our trade and notes receivables consist of amounts due from our lease-to-own customers for lease renewal payments and past due uncollected lease payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate-related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of October 1 or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
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
Our reporting units are our reportable operating segments identified in Note T to our consolidated financial statements included in this Annual Report on Form 10-K. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include, but are not limited to, the general strength of the economy and other economic conditions that affect consumer preferences and spending and factors that affect the disposable income of our current and potential customers and other factors discussed in “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
During the period from our 2022 goodwill impairment assessment through the third quarter 2023, we periodically analyzed whether any indicators of impairment had occurred, including by comparing the estimated fair value of the Company, as determined based on our consolidated stock price, to its net book value. As the estimated fair value of the Company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2023, concluding it was not more likely than not that the carrying value of the net assets of our reporting units exceeded their respective fair values.
At December 31, 2023 and 2022, the amount of goodwill allocated to the Rent-A-Center segment was $1.5 million. At December 31, 2023 and 2022, the amount of goodwill allocated to the Acima segment was $288.3 million.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses on a quarterly and annual basis and is intended to improve the transparency of reportable segment disclosures. The adoption of ASU 2023-07 will be required for us beginning January 1, 2024. We do not believe the adoption of this ASU will have a material impact on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of the annual income tax disclosures by requiring specific categories in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 will be required for us beginning January 1, 2025. We do not believe the adoption of this ASU will have a material impact on our financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2023, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $811.1 million outstanding under the Term Loan Facility and $70.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value approximates fair value for such indebtedness.
Interest Rate Risk
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
We have outstanding debt with variable interest rates indexed to prime rate or Term SOFR rate that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2023, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2023, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.8 million additional annualized pre-tax charge or credit to our Consolidated Statements of Operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upbound Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upbound Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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

Merchandise Loss Reserve

Description of the Matter
As described in Note A to the consolidated financial statements, the Company maintains a $84.7 million reserve for expected merchandise losses from unreturned merchandise related to delinquent rental agreements. The Company estimates this reserve based on a combination of historical write-offs and expected future losses.
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

Accrual for trade receivables

Description of the Matter
At December 31, 2023, the Company’s accrual for trade receivables was $36.8 million, representing renewal and uncollected rental payments, adjusted for the probability of collection. As discussed in Note A to the consolidated financial statements, the Company estimates the probability of collection for renewal and uncollected rental payments based on an assessment that uses historical collection rates.
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

Self-Insurance Liabilities

Description of the Matter
As described in Note A to the consolidated financial statements, the Company recorded liabilities totaling $71.6 million associated with its self-insured retentions for workers’ compensation, general liability and vehicle liability insurance (collectively, the self-insurance liabilities). The self-insurance liabilities are established by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within the self-insured retentions.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upbound Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Upbound Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Upbound Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
February 27, 2024

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenues
Store
Rentals and fees	$3,261,678	$3,375,453	$3,522,453
Merchandise sales	541,766	675,288	829,222
Installment sales	63,630	72,328	73,585
Other	5,869	4,975	4,148
Total store revenues	3,872,943	4,128,044	4,429,408
Franchise
Merchandise sales	95,054	91,350	126,856
Royalty income and fees	24,416	25,998	27,187
Total revenues	3,992,413	4,245,392	4,583,451
Cost of revenues
Store
Cost of rentals and fees	1,199,161	1,268,809	1,260,434
Cost of merchandise sold	652,894	779,789	935,765
Cost of installment sales	22,997	25,547	25,637
Total cost of store revenues	1,875,052	2,074,145	2,221,836
Franchise cost of merchandise sold	95,103	91,715	126,603
Total cost of revenues	1,970,155	2,165,860	2,348,439
Gross profit	2,022,258	2,079,532	2,235,012
Operating expenses
Store expenses
Labor	613,538	634,341	644,763
Other store expenses	775,919	821,821	770,073
General and administrative expenses	201,706	186,470	194,894
Depreciation, amortization and write-down of intangibles	51,321	53,079	54,830
Other charges	216,909	235,283	289,913
Total operating expenses	1,859,393	1,930,994	1,954,473
Operating profit	162,865	148,538	280,539
Debt refinancing charges	—	—	15,582
Interest expense	113,418	87,708	70,874
Interest income	(3,420)	(641)	(221)
Earnings before income taxes	52,867	61,471	194,304
Income tax expense	58,046	49,114	59,364
Net (loss) earnings	$(5,179)	$12,357	$134,940
Basic (loss) earnings per common share	$(0.09)	$0.23	$2.37
Diluted (loss) earnings per common share	$(0.09)	$0.21	$2.02
Cash dividends declared per common share	$1.39	$1.36	$1.27
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net (loss) earnings	$(5,179)	$12,357	$134,940
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1,665, $464, and $(259) for 2023, 2022, and 2021, respectively	6,263	1,745	(975)
Total other comprehensive income (loss)	6,263	1,745	(975)
Comprehensive income	$1,084	$14,102	$133,965
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and par value data)	2023	2022
ASSETS
Cash and cash equivalents	$93,705	$144,141
Receivables, net of allowance for doubtful accounts of $14,254 and $13,214 in 2023 and 2022, respectively	111,005	111,865
Prepaid expenses and other assets	50,259	46,070
Rental merchandise, net
On rent	1,109,896	989,869
Held for rent	124,167	134,959
Merchandise held for installment sale	6,398	6,988
Property assets, net of accumulated depreciation of $611,120 and $576,675 in 2023 and 2022, respectively	273,118	295,371
Operating lease right-of-use assets	289,702	302,311
Deferred tax asset	72,032	82,886
Goodwill	289,750	289,750
Other intangible assets, net	301,398	359,409
Total assets	$2,721,430	$2,763,619
LIABILITIES
Accounts payable — trade	$177,249	$155,449
Accrued liabilities	322,905	320,624
Operating lease liabilities	293,435	305,556
Deferred tax liability	60,842	87,986
Senior debt, net	866,707	930,902
Senior notes, net	439,920	437,956
Total liabilities	2,161,058	2,238,473
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,415,059 and 125,028,169 shares issued in 2023 and 2022, respectively	1,100	1,080
Additional paid-in capital	1,459,709	1,298,094
Retained earnings	994,892	1,077,189
Treasury stock at cost, 71,060,928 and 69,354,651 shares in 2023 and 2022, respectively	(1,890,966)	(1,840,591)
Accumulated other comprehensive loss	(4,363)	(10,626)
Total stockholders' equity	560,372	525,146
Total liabilities and stockholders' equity	$2,721,430	$2,763,619
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
(in thousands)	Shares	Amount
Balance at January 1, 2021	112,181	$1,105	$886,902	$1,091,010	$(1,375,541)	$(11,396)	$592,080
Net earnings	—	—	—	134,940	—	—	134,940
Other comprehensive loss	—	—	—	—	—	(975)	(975)
Purchase of treasury stock	—	(79)	—	—	(390,033)	—	(390,112)
Exercise of stock options	477	4	12,050	—	—	—	12,054
Vesting of restricted share units	960	8	(8)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(20,903)	—	—	—	(20,903)
Stock-based compensation	—	—	147,554	—	—	—	147,554
Dividends declared	—	—	—	(82,303)	—	—	(82,303)
Acima acquisition	10,780	27	120,914	—	—	—	120,941
Balance at December 31, 2021	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net earnings	—	—	—	12,357	—	—	12,357
Other comprehensive income	—	—	—	—	—	1,745	1,745
Purchase of treasury stock	—	(35)	—	—	(75,017)	—	(75,052)
Exercise of stock options	110	1	1,785	—	—	—	1,786
Vesting of restricted share units	520	49	(49)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(9,509)	—	—	—	(9,509)
Stock-based compensation	—	—	159,358	—	—	—	159,358
Dividends declared	—	—	—	(78,815)	—	—	(78,815)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net loss	—	—	—	(5,179)	—	—	(5,179)
Other comprehensive income	—	—	—	—	—	6,263	6,263
Purchase of treasury stock	—	(17)	—	—	(50,375)	—	(50,392)
Exercise of stock options	138	1	2,385	—	—	—	2,386
Vesting of restricted share units	249	36	(36)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,850)	—	—	—	(2,850)
Stock-based compensation	—	—	162,116	—	—	—	162,116
Dividends declared	—	—	—	(77,118)	—	—	(77,118)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net (loss) earnings	$(5,179)	$12,357	$134,940
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation of rental merchandise	1,160,579	1,229,136	1,216,735
Bad debt expense	25,869	24,658	14,397
Stock-based compensation expense	162,116	159,358	147,554
Depreciation of property assets	75,450	67,981	67,091
Loss on sale or disposal of property assets	568	6,080	353
Amortization of intangibles	58,022	65,890	102,742
Amortization of financing fees	6,374	6,409	6,008
Write-off of debt financing fees	—	—	9,926
Deferred income taxes	(17,944)	(41,209)	48,315
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(1,272,043)	(1,047,687)	(1,273,734)
Receivables	(25,009)	(10,145)	(25,516)
Prepaid expenses and other assets	(4,188)	17,398	(12,766)
Operating lease right-of-use assets and lease liabilities	487	(1,952)	2,712
Accounts payable — trade	21,800	19,783	(66,419)
Accrued liabilities	13,388	(39,597)	19,960
Net cash provided by operating activities	200,290	468,460	392,298
Cash flows from investing activities
Purchase of property assets	(53,402)	(61,387)	(62,450)
Proceeds from sale of assets	2,484	52	4
Acquisitions of businesses	(39)	(995)	(1,273,528)
Net cash used in investing activities	(50,957)	(62,330)	(1,335,974)
Cash flows from financing activities
Share repurchases	(50,000)	(75,052)	(390,112)
Exercise of stock options	2,386	1,786	12,054
Shares withheld for payment of employee tax withholdings	(2,850)	(9,509)	(20,903)
Debt issuance costs	—	—	(47,622)
Proceeds from debt	70,000	90,000	1,780,000
Repayments of debt	(138,604)	(298,750)	(369,063)
Dividends paid	(83,056)	(79,188)	(71,505)
Net cash (used in) provided by financing activities	(202,124)	(370,713)	892,849
Effect of exchange rate changes on cash	2,355	391	(289)
Net (decrease) increase in cash and cash equivalents	(50,436)	35,808	(51,116)
Cash and cash equivalents at beginning of year	144,141	108,333	159,449
Cash and cash equivalents at end of year	$93,705	$144,141	$108,333
Supplemental cash flow information:
Cash paid during the year for:
Interest	$106,161	$71,195	$51,071
Income taxes (excludes $20,714, $725, and $1,571 of income taxes refunded in 2023, 2022, and 2021, respectively)	$89,241	$72,307	$19,340

See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Upbound Group, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company,” “we,” “us” and “our” refer to the consolidated business operations of Upbound Group, Inc. and any or all of its direct and indirect subsidiaries. We report four operating segments: Rent-A-Center, Acima, Mexico and Franchising.
Our Rent-A-Center segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers on a lease-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” Our Rent-A-Center segment operates through our company-owned stores and e-commerce platform through rentacenter.com. At December 31, 2023, we operated 1,839 company-owned stores nationwide and in Puerto Rico, including 52 retail installment sales stores.
Our Acima segment, which primarily operates in the United States and Puerto Rico, includes the operations of Acima Holdings and certain locations previously operating under our Acceptance Now brand, generally offers consumers, who do not qualify for traditional financing, the lease-to-own transaction through staffed or unstaffed kiosks located within third-party retailer’s locations, or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis. At December 31, 2023, we operated 131 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Upbound Group, Inc., is a franchisor of lease-to-own stores. At December 31, 2023, Franchising had 440 franchised stores operating in 30 states. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center, certain Acima locations previously operating under our Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the lease contract, which is an activity-based method similar to the units of production method. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer. In addition, we depreciate merchandise that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Smartphones are depreciated over an 18-month straight-line basis beginning with the earlier of on rent or 90 consecutive days held for rent.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center and Mexico segments, on or before the 120th day in our Acima segment and during the month following the 150th day in certain Acima locations formerly operating under the Acceptance Now brand. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2023 and 2022, the reserve for merchandise losses was $84.7 million and $93.6 million, respectively. Expenses related to merchandise losses, damaged merchandise, or merchandise repairs are recorded

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to other store expenses in our Consolidated Statements of Operations and were $313.8 million, $375.2 million, and $331.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Cash Equivalents
Cash equivalents include all highly liquid investments with an original maturity of three months or less, in addition to in-transit customer payments. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.
Revenues
Rental merchandise is leased to customers pursuant to lease-to-own agreements which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. The customer has the right to acquire title of the merchandise either through an early purchase option or through payment of all required lease renewals. Rental revenue and fees are recognized over the lease term and merchandise sales revenue is recognized when the customer exercises the purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the lease term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total potential amount of the lease-to-own agreement is not accrued because the customer can elect not to renew the lease-to-own agreement at any time and, in that case would not owe future lease payments.
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
Receivables and Allowance for Doubtful Accounts
The installment sales receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis.
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Consolidated Statement of Operations.
Our trade and notes receivables consist of amounts due from our lease-to-own customers for lease renewal payments and past due uncollected lease payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are recognized as contra-bad debt expense in our Consolidated Statement of Operations.
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
Goodwill and Other Intangible Assets
We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment for each reporting unit. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of October 1 or when events or circumstances indicate that impairment may have occurred.
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
At December 31, 2023, the amount of goodwill attributable to the Rent-A-Center and Acima segments was approximately $1.5 million and $288.3 million, respectively. We currently do not have goodwill balances attributable to our Mexico or Franchising segments.
Acquired intangible assets are recorded at their estimated fair value as of the date of acquisition and generally include customer relationships, merchant relationships, non-compete agreements and trade names. Customer relationships are generally amortized over a 21-month period, excluding relationships with existing lessees acquired from Acima Holdings which were being amortized over 12 months. Non-compete agreements are amortized over the contractual life of the agreements, merchant relationships are amortized over a 7 to 15 year period, and trade names and other intangible assets are amortized over the estimated life of the asset. Intangible assets are amortized using methods that we believe reflect the pattern in which the economic benefits of the related asset are consumed unless such pattern cannot be reliably determined, in which case we amortize using a straight-line method.
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
(Loss) Earnings Per Common Share
Basic (loss) earnings per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted (loss) earnings per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and vesting of stock awards at the beginning of the year, or for the period outstanding during the year for current year issuances.
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $63.1 million, $53.6 million, and $73.9 million, for the years ended December 31, 2023, 2022, and 2021, respectively. Advertising expense is net of vendor allowances of $21.7 million, $20.0 million, and $21.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Reclassifications
Certain reclassifications may be made to the reported amounts for prior periods to conform to the current period presentation. These reclassifications have no impact on net earnings or earnings per share in any period. There were no reclassifications of reported amounts for prior periods included in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Newly Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of December 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
Note B — Acquisitions
Acima Acquisition
On February 17, 2021, we completed the acquisition of Acima Holdings, LLC (“Acima Holdings”). Acima Holdings is a leading platform offering customers virtual lease-to-own solutions at the point-of-sale via web and mobile technology.
In accordance with the agreement and plan of merger entered into in connections with the transaction (the “Merger Agreement”), we issued to the former owners of Acima Holdings an aggregate of 10,779,923 shares of our common stock (the “Aggregate Stock Consideration”) and paid to them aggregate cash consideration of $1.3 billion (the “Aggregate Cash Consideration”). In accordance with the terms of the Merger Agreement, the portion of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings, was subject to restricted stock agreements providing vesting conditions over a 36-month period that began upon closing of the transaction. Following the full vesting of the portion of the Aggregate Stock Consideration issued to employee former owners of Acima Holdings on February 17, 2024, all shares of common stock received by employee former owners of Acima Holdings in the transaction have now become transferable. The portion of the Aggregate Stock Consideration issued to nonemployee former owners of Acima Holdings were previously subject to the terms of an 18-month lockup agreement, which expired on August 17, 2022. Following the expiration of the lock-up agreement, all shares of our common stock received by non-employee former owners in the transaction have now become transferable. We entered into a Registration Rights Agreement at the closing of the transaction pursuant to which certain former owners of

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acima are entitled to registration rights in respect of the portion of the Aggregate Stock Consideration received by them in the transaction.
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
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Acima had been completed on January 1, 2021. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up and step-down depreciation and amortization adjustments for the fair value of the assets acquired, adjustments to stock compensation expense as a result of Aggregate Stock Consideration subject to restricted stock awards, the adjustments in interest expense due to the elimination of historical debt and placement of the new debt, and the related adjustments to the income tax provision. In addition, the pro forma net income has been adjusted to include transaction expenses and other non-recurring costs as of January 1, 2021. The unaudited pro forma financial information is as follows:

Year Ended December 31,
(in thousands)	2021
(unaudited)
Pro Forma total revenues	$4,778,055
Pro Forma net earnings(1)	178,103
(1) Total pro forma adjustments to net earnings represented an increase of $16.0 million for the year ended December 31, 2021.
The amounts of revenue and earnings of Acima Holdings included in our Consolidated Statements of Operations as of December 31, 2021 from the acquisition date of February 17, 2021 are as follows:

(in thousands)	February 17, 2021 - December 31, 2021
audited
Total revenues	$1,495,746
Net earnings(1)	119,183
(1) Net Earnings includes amortization of intangible assets acquired upon closing of the Acima Holdings acquisition.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Acquisitions
The following table provides information concerning other store acquisitions completed during the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(Dollar amounts in thousands)	2023	2022	2021
Number of stores acquired remaining open	—	1	1
Number of stores acquired that were merged with existing stores	1	4	—
Number of transactions	1	5	1
Total purchase price	$39	$995	$278
Amounts allocated to:
Customer relationships	11	141	30
Rental merchandise	28	854	248
Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
Note C — Revenues
The following tables disaggregate our revenue:

	Year Ended December 31, 2023
(in thousands)	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
Store
Rentals and fees	$1,676,238	$1,515,189	$70,251	$—	$3,261,678
Merchandise sales	122,915	415,306	3,545	—	541,766
Installment sales	63,630	—	—	—	63,630
Other	1,340	830	829	2,870	5,869
Total store revenues	1,864,123	1,931,325	74,625	2,870	3,872,943
Franchise
Merchandise sales	—	—	—	95,054	95,054
Royalty income and fees	—	—	—	24,416	24,416
Total revenues	$1,864,123	$1,931,325	$74,625	$122,340	$3,992,413

	Year Ended December 31, 2022
(in thousands)	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
Store
Rentals and fees	$1,724,541	$1,589,708	$61,204	$—	$3,375,453
Merchandise sales	151,745	520,077	3,466	—	675,288
Installment sales	72,328	—	—	—	72,328
Other	1,250	535	210	2,980	4,975
Total store revenues	1,949,864	2,110,320	64,880	2,980	4,128,044
Franchise
Merchandise sales	—	—	—	91,350	91,350
Royalty income and fees	—	—	—	25,998	25,998
Total revenues	$1,949,864	$2,110,320	$64,880	$120,328	$4,245,392

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
(in thousands)	Rent-A-Center	Acima	Mexico	Franchising	Consolidated
Store
Rentals and fees	$1,762,847	$1,701,532	$58,074	$—	$3,522,453
Merchandise sales	199,781	626,166	3,275	—	829,222
Installment sales	73,585	—	—	—	73,585
Other	1,636	391	54	2,067	4,148
Total store revenues	2,037,849	2,328,089	61,403	2,067	4,429,408
Franchise
Merchandise sales	—	—	—	126,856	126,856
Royalty income and fees	—	—	—	27,187	27,187
Total revenues	$2,037,849	$2,328,089	$61,403	$156,110	$4,583,451
Lease Purchase Agreements
Rent-A-Center, Acima, and Mexico
Rentals and Fees. Rental merchandise is leased to customers pursuant to lease-to-own agreements, which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. At the expiration of each lease term, customers may renew the lease-to-own agreement for the next lease term. The customer has the right to acquire title of the merchandise either through an early purchase option or through payment of all required lease renewal terms. Customers can terminate the lease-to-own agreement and return the product at the end of any lease term without penalty. Therefore, lease-to-own agreements are accounted for as operating leases.
Lease payments received at our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores must be prepaid in advance of the next lease renewal term. Under the Acima Holdings business model, revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note D for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At December 31, 2023 and 2022, we had $68.6 million and $71.2 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
We also offer additional optional product plans along with our lease-to-own agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost, and payment benefits in the event eligible customers become unemployed. Customers renew product plans in conjunction with their lease term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third-parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At December 31, 2023 and 2022, we had $1.1 million and $2.0 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2023 and 2022, we had $3.0 million and $3.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note D — Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest paid on installment agreements for the years ended December 31, 2023, 2022 and 2021 was $11.4 million, $12.1 million, and $12.2 million, respectively.
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
Receivables consist of the following:

	December 31,
(in thousands)	2023	2022
Installment sales receivable	$62,901	$69,550
Trade and notes receivables(1)	62,358	55,529
Total receivables	125,259	125,079
Less allowance for doubtful accounts(2)	(14,254)	(13,214)
Total receivables, net of allowance for doubtful accounts	$111,005	$111,865
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $36.8 million and $28.7 million at December 31, 2023 and 2022.
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
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.2 million at both December 31, 2023 and 2022, and the allowance for doubtful accounts related to installment sales receivables was $13.0 million and $12.0 million at December 31, 2023 and 2022, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning allowance for doubtful accounts	$13,214	$8,479	$8,047
Estimated uncollectible payments and returns(1)	25,869	24,658	14,397
Accounts written off, net of recoveries	(24,829)	(19,923)	(13,965)
Ending allowance for doubtful accounts	$14,254	$13,214	$8,479
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in other store operating expenses in our consolidated financial statements.
Note E — Rental Merchandise

	December 31,
(in thousands)	2023	2022
On rent
Cost	$1,762,458	$1,629,394
Less accumulated depreciation	(652,562)	(639,525)
Net book value, on rent	$1,109,896	$989,869
Held for rent
Cost	$146,024	$159,399
Less accumulated depreciation	(21,857)	(24,440)
Net book value, held for rent	$124,167	$134,959
Note F — Property Assets

	December 31,
(in thousands)	2023	2022
Software	$481,347	$479,714
Building and leasehold improvements	214,498	207,613
Furniture and equipment	151,844	158,843
Transportation equipment	1,179	752
Construction in progress	35,370	25,124
Total property assets	884,238	872,046
Less accumulated depreciation	(611,120)	(576,675)
Total property assets, net of accumulated depreciation	$273,118	$295,371
We had $30.0 million and $19.8 million of capitalized software costs included in construction in progress at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, we placed in service internally developed software of approximately $15.9 million, $20.5 million, and $12.3 million, respectively.
Note G — Leases
We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five years leases and contain renewal options for additional periods ranging from three years to five years at

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
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
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2027 with rental rates adjusted periodically for inflation. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back office technology hardware assets.
In our calculation of operating lease right-of-use assets and operating lease liabilities we have elected not to separate the lease and non-lease components. Furthermore, operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within other store expenses in our Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost included in other store expenses(1)(2)	$124,593	$124,376	$129,217
Operating lease cost included in general and administrative expenses(2)	5,725	6,297	6,320
Operating lease cost included in other charges	—	303	302
Sublease receipts	(3,913)	(7,128)	(11,806)
Total operating lease charges	$126,405	$123,848	$124,033
(1) Includes short-term lease costs, which are not significant.
(2) Excludes variable lease costs of $37.7 million, $36.2 million and $33.7 million for the years ended December 31, 2023, 2022 and 2021 respectively.
Supplemental cash flow information related to leases:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$105,438	$104,281	$107,588
Cash paid for short-term operating leases not included in operating lease liabilities	19,306	18,639	17,266
Right-of-use assets obtained in exchange for new operating lease liabilities	68,707	99,952	100,779
Weighted-average discount rate and weighted-average remaining lease term:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average discount rate(1)	7.8%	7.0%	6.0%
Weighted-average remaining lease term (in years)	4	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at December 31, 2023:

(in thousands)	Operating Leases
2024	$107,276
2025	92,161
2026	66,931
2027	45,140
2028	23,229
Thereafter	32,564
Total undiscounted operating lease liabilities	367,301
Less: Interest	(73,866)
Total present value of operating lease liabilities	$293,435
Note H — Goodwill and Other Intangible Assets
Goodwill
In the fourth quarter of 2023, we completed a qualitative assessment for impairment of goodwill as of October 1, 2023, concluding it was not more likely than not that the carrying value of the net assets of our reporting units exceeded their respective fair values. Therefore, no impairment of goodwill existed as of December 31, 2023.
At December 31, 2023 and 2022, the amount of goodwill attributable to the Rent-A-Center segment was approximately $1.5 million. At December 31, 2023 and 2022, the amount of goodwill attributable to the Acima segment was approximately $288.3 million.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning goodwill balance	$289,750	$289,750
Additions from acquisitions	—	—
Ending goodwill balance	$289,750	$289,750
Other Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2023		December 31, 2022
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$140,191	$140,165	$140,180	$140,080
Merchant relationships	10	389,760	113,740	389,760	74,850
Trade name	7	40,000	16,394	40,000	10,680
Non-compete agreements	3	46,719	44,973	46,719	31,640
Total other intangible assets		$616,670	$315,272	$616,659	$257,250
Aggregate amortization expense (in thousands):

Year Ended December 31, 2023	$58,022
Year Ended December 31, 2022	$65,890
Year Ended December 31, 2021	$102,742

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(in thousands)	Estimated Amortization Expense
2024	$46,378
2025	44,604
2026	44,604
2027	44,604
2028	39,638
Thereafter	81,570
Total amortization expense	$301,398
Note I — Accrued Liabilities

	December 31,
(in thousands)	2023	2022
Accrued insurance costs	$77,318	$87,298
Deferred revenue	72,605	73,953
Accrued compensation	39,419	22,880
Taxes other than income	27,672	32,519
Accrued interest payable	25,137	24,309
Accrued dividends	21,491	27,428
Income taxes payable	15,767	8,034
Accrued legal settlement	8,750	7,650
Deferred compensation	8,488	8,025
Accrued other	26,258	28,528
Total Accrued liabilities	$322,905	$320,624
Note J — Income Taxes
For financial statement purposes, earnings before income taxes by source was comprised of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$38,375	$43,977	$176,042
Foreign	14,492	17,494	18,262
Earnings before income taxes	$52,867	$61,471	$194,304

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the federal statutory rate of 21% to the effective rate follows:

	Year Ended December 31,
	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
Stock compensation	57.1%	53.4%	11.6%
State income taxes	16.5%	13.4%	7.4%
Effect of foreign operations	19.5%	6.6%	2.0%
Effect of current year credits	(9.9)%	(13.2)%	(2.4)%
Change in unrecognized tax benefits	(6.9)%	0.1%	(2.8)%
Other permanent differences	1.7%	0.9%	0.3%
Prior year return to provision adjustments	0.3%	1.7%	(0.2)%
Valuation allowance	11.4%	(3.0)%	(7.1)%
Other, net	(0.9)%	(1.0)%	0.8%
Effective income tax rate	109.8%	79.9%	30.6%
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current expense (benefit)
Federal	$58,480	$62,878	$(7,398)
State	9,644	21,473	15,106
Foreign	4,385	4,570	3,690
Total current	72,509	88,921	11,398
Deferred (benefit) expense
Federal	(28,084)	(25,923)	56,716
State	1,316	(13,321)	(1,205)
Foreign	12,305	(563)	(7,545)
Total deferred	(14,463)	(39,807)	47,966
Total income tax expense	$58,046	$49,114	$59,364

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets (liabilities) consist of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$20,852	$27,059
Accrued liabilities	64,410	55,527
Intangible assets	143,386	155,238
Lease obligations	79,645	81,412
Other assets	4,082	8,804
Foreign tax credit carryforwards	856	2,991
Total deferred tax assets	313,231	331,031
Valuation allowance	(9,340)	(3,158)
Deferred tax assets, net	303,891	327,873
Deferred tax liabilities
Rental merchandise	(212,137)	(236,381)
Property assets	(2,089)	(16,415)
Lease assets	(77,825)	(79,725)
Other liabilities	(650)	(452)
Total deferred tax liabilities	(292,701)	(332,973)
Net deferred taxes	$11,190	$(5,100)
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. At December 31, 2023, we had net operating loss carryforwards of approximately $163 million for state, none for federal and $41 million for foreign jurisdictions.
After review of the evidence generated during the year, we have determined that a valuation allowance is required against Mexico net operating losses due to the forecasted expiration of net operating losses. A valuation allowance is also required related to certain tax credits. State net operating losses were also partially offset by a valuation allowance. We also had federal, state and foreign tax credit carryforwards of approximately $3.9 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years between 2024 and 2042.
We file income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by various taxing authorities. We are currently under examination by certain state revenue authorities for the fiscal years 2013 through 2020. The following is a summary of all tax years that are open to examination.
•U.S. Federal - 2020 and forward
•U.S. States - 2013 and forward
•Foreign - 2018 and forward
We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our Consolidated Statements of Operations, Consolidated Balance Sheets, and statement of cash flows or earnings per share.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning unrecognized tax benefit balance	$5,100	$6,536	$22,184
Additions based on tax positions related to current year	97	14	461
Reductions based on tax positions related to current year	—	(488)	—
Additions for tax positions of prior years	759	21	4,119
Reductions for tax positions of prior years	(4,735)	(983)	(3,006)
Settlements	—	—	(17,222)
Ending unrecognized tax benefit balance	$1,221	$5,100	$6,536
Included in the balance of unrecognized tax benefits at December 31, 2023, is $0.9 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the year ended December 31, 2023, we recorded interest expense of $3.1 million for remaining uncertain tax positions, partially offset by $1.0 million of interest income primarily related to the reversal of the accrual of interest for matters settled during the year in our favor, both of which are excluded from the reconciliation of unrecognized tax benefits presented above.
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
Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including bank financing fees and third-party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding senior debt, net in our Consolidated Balance Sheets. Remaining debt issuance costs incurred of $4.9 million were expensed and recorded to Other charges in our Consolidated Statements of Operations.
On September 21, 2021 we entered into a First Amendment to the Term Loan Facility, effective as of September 21, 2021. The amendment effected a repricing of the applicable margin under the Term Loan Facility by reducing the LIBOR floor by 25 basis points from 0.75% to 0.50%, and the applicable margin, with respect to any initial term loans, by 75 basis points from 4.00% to 3.25%.
In connection with the execution of the First Amendment, we incurred approximately $1.5 million in debt issuance costs, including third-party arrangement and other professional fees, of which approximately $1.4 million were expensed as debt refinance charges in our Consolidated Statements of Operations, and approximately $0.1 million were capitalized and recorded as a reduction to our outstanding senior debt in our Consolidated Balance Sheets.
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
On June 15, 2023, we entered into a Second Amendment to the Term Loan Facility, effective as of June 15, 2023. The amendment effected the replacement of LIBOR with Term SOFR as the benchmark rate of interest.
In connection with the First Amendment to the ABL Credit Facility and the Second Amendment to the Term Loan Facility described above, we have elected optional expedients available under ASC Topic 848 “Reference Rate Reform,” which classifies contract amendments for the transition of LIBOR as events that do not require accounting reassessments as a contract modification.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Consolidated Balance Sheets were approximately $12.5 million and $1.9 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
We had $70.0 million outstanding borrowings under our ABL Credit Facility at December 31, 2023 and borrowing capacity of $429.6 million, net of issued letters of credit of approximately $50.4 million. The amount outstanding under the Term Loan Facility was $811.1 million at December 31, 2023.
The senior debt facilities as of December 31, 2023 and 2022 are as follows:

		December 31, 2023			December 31, 2022
(in thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
ABL Credit Facility(1)	February 17, 2026	$550,000	$70,000	$429,571	$550,000	$90,000	$395,621
Term Loan Facility	February 17, 2028	875,000	811,083	—	875,000	859,688	—
Total		$1,425,000	881,083	$429,571	$1,425,000	949,688	$395,621
Unamortized debt issuance costs			(14,376)			(18,786)
Total senior debt, net			$866,707			$930,902
(1) Borrowing availability is net of issued letters of credit of approximately $50.4 million and $64.4 million for the years ended December 31, 2023 and 2022, respectively
ABL Credit Agreement
The ABL Credit Facility will mature on February 17, 2026. We may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves.
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at December 31, 2023 was 7.52%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at December 31, 2023 was 0.375%. We paid $3.1 million of commitment fees during the year ended December 31, 2023.
Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid. The obligations under the ABL Credit Facility are guaranteed by us and certain of our material wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of our and our subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles (other than equity interests in our subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of ours and the subsidiary guarantors, subject to certain exceptions.
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
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the ABL Credit Facility. The fixed charge coverage ratio as of December 31, 2023 exceeded 1.10 to 1.00.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The governing documents of the ABL Credit Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of December 31, 2023, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to an adjusted Term SOFR rate plus an applicable margin of 3.25%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 9.12% at December 31, 2023.
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
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries' ability to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the Term Loan.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below shows the scheduled maturity dates of our outstanding senior debt at December 31, 2023 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility (1)	Total
2024	$—	$—	$—
2025	—	—	—
2026	70,000	—	70,000
2027	—	—	—
2028	—	811,083	811,083
Thereafter	—	—	—
Total senior debt	$70,000	$811,083	$881,083
(1)    Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note L — Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the Aggregate Cash Consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third-party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of December 31, 2023, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Consolidated Balance Sheets was approximately $10.1 million.
We may redeem some or all of the Notes at any time for cash at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest to, but not including, the redemption date. If we experience specific kinds of change in control, we will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Consumer Financial Protection Bureau Investigation. In December 2020, prior to the execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the dates on which responses to the CID are provided in full. The purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima has completed its responses to all CIDs and has been cooperating with the CFPB throughout their investigation.
On May 16, 2023, in accordance with the CFPB’s Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB staff notified Acima that the staff may allege that Acima violated the Consumer Financial Protection Act of 2010; the Truth in Lending Act and its implementing regulation, Regulation Z; the Electronic Fund Transfer Act and its implementing regulation, Regulation E; and the Fair Credit Reporting Act and its implementing regulation, Regulation V. The CFPB staff further stated that the CFPB’s Office of Enforcement may recommend that the CFPB take legal action against Acima based on these potential allegations, and, in connection therewith, the staff may seek remedies including restitution, disgorgement, damages, injunctive relief, and civil money penalties. On June 20, 2023, Acima submitted its response to the NORA notice, in which Acima asserted that the staff’s potential allegations lacked merit.
As of the date of this Annual Report on Form 10-K, we have not yet received the CFPB’s response to Acima's submission in accordance with the NORA process. We are currently unable to predict the CFPB’s response to the NORA process or the ultimate timing or outcome of the CFPB investigation or any legal proceedings arising therefrom.
On the terms and subject to the conditions set forth in the definitive agreement to acquire Acima, the former owners of Acima agreed to indemnify Upbound Group, Inc. for certain losses arising after the consummation of the transaction with respect to the CID. The indemnification obligations of the former owners of Acima with respect to the CID are limited to the remaining amount of an indemnity holdback which is now approximately $45 million of a $50 million initial holdback escrowed at the closing of the transaction for the CID and other matters and will be Upbound Group, Inc.’s sole recourse against the former owners of Acima with respect to all of the indemnifiable claims under the definitive transaction agreement. On May 19, 2023, in light of the above-referenced NORA notice, we submitted an indemnification claim notice pursuant to the definitive agreement to acquire Acima. As of February 27, 2024, approximately $45 million remains escrowed in respect of the CID.
There can be no assurance that the remaining escrowed amount will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
Multi-state Attorneys' General Investigation. On November 1, 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions with officials at the lead attorneys' general offices and, based on those discussions, it is our understanding that the investigation is looking at business practices within the virtual lease-to-own industry and includes or will include multiple companies. In April 2022, we received a request for information and documents. The multi-state attorneys' general group is currently scheduled to present their findings from their investigation to Acima in March 2024. Pending that meeting,

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acima is continuing to cooperate with the investigation. We are currently unable to predict the eventual scope, timing or outcome of this matter.
New York Attorney General Investigation. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020 seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. Acima received additional subpoenas from the NYAG in August 2021 and July 2023. Since receiving the subpoenas, we have cooperated with the NYAG in connection with its investigation. In March 2023, the NYAG provided Acima with an initial proposed assurance of discontinuance alleging violations of certain consumer laws, seeking injunctive relief regarding certain business practices, and seeking payment of unspecified amounts for restitution and civil penalties. Acima is currently discussing resolution of this matter with the NYAG. Absent resolution, the NYAG has indicated an intention to bring an action which is likely to allege violations of certain consumer laws, seek injunctive relief regarding certain business practices, and request restitution and civil penalties. We are currently unable to predict the ultimate timing or outcome of the NYAG investigation, the current settlement negotiations or any legal proceedings arising from this matter.
Former Massachusetts Attorney General Investigation. The Massachusetts Attorney General (the “MAG”) issued a civil investigative demand in 2018 seeking information with respect to certain of our business practices, including regarding account management and certain other business practices in connection with our lease-to-own transactions. Since receiving such demand, we have cooperated with the MAG in connection with its investigation. In November 2023, the parties finalized the settlement of this matter in the form of an assurance of discontinuance that was filed with the Superior Court of the Commonwealth of Massachusetts. In the agreement and in consideration of the final resolution of this matter, we agreed to pay a total of $8.75 million to the Commonwealth of Massachusetts along with certain assurances of discontinuance, including implementing (1) certain account management requirements, with a focus on our communications with our customers in default and other account management requirements, and (2) certain compliance requirements including employee training and annual reports to the MAG for a period of time. We did not admit to any violations of law or any wrongdoing and entered into the agreement to avoid the expense, risk and distractions associated with potential protracted litigation. As of December 31, 2023, taking into consideration the assurance of discontinuance entered in November 2023, we reserved the amount of $8.75 million as a loss contingency for this matter in our consolidated financial statements. In accordance with our practices, substantially all of this loss contingency was previously accrued in prior quarterly financial statements taking into account the then current status of the settlement negotiations.
Note N — Other Charges
Acima Holdings Acquisition. As described in Note B, on February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which will be recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the years ended December 31, 2023 and 2022, we recognized approximately $137.5 million and $143.2 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note O for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the years ended December 31, 2023 and 2022, we recognized approximately $57.0 million and $64.9 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $15.9 million in incremental depreciation expense related to acquired technology assets in both the years ended December 31, 2023 and 2022.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. We expect to fully deploy the new system across our lease-to-own store network during the first half of 2024, at which time our existing point-of-sale software will be retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the current deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $9.2 million for the year ended December 31, 2023. Subsequent to December 31, 2023 we expect to recognize additional depreciation expense of $6.1 million over the remaining life of these assets.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Activity with respect to Other charges for the years ended December 31, 2023 and 2022 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2021	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2022	Charges & Adjustments	Payments & Adjustments	Accrued Charges at December 31, 2023
Cash:
Acima Holdings transaction costs	$—	$187	$(187)	$—	$—	$—	$—
Labor reduction costs(1)	1,593	4,983	(4,374)	2,202	—	(2,202)	—
Other cash charges(2)	—	406	(406)	—	—	—	—
Total cash charges	$1,593	5,576	$(4,967)	$2,202	—	$(2,202)	$—
Non-cash:
Acima Holdings restricted stock agreements(3)		143,210			137,507
Depreciation and amortization of acquired assets(4)		80,792			72,935
Asset impairments(5)		6,764			—
Accelerated software depreciation		—			9,218
Other(6)		(1,059)			(2,751)
Total other charges		$235,283			$216,909
(1) Represents charges incurred and payments related to employee severance.
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
(5) Asset impairments primarily represent impairment of software assets in 2022.
(6) Primarily represents interest income on tax refunds for prior years received in 2023.
Note O — Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors. Our current and former plans consist of the 2021 Long-Term Incentive Plan (the “2021 Plan”), the 2016 Long-Term Incentive Plan (the “2016 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which are collectively referred to as the “Plans.” All Plans prior to the 2021 Plan were previously expired upon approval of the superseding Plan, and any shares available for grant under the respective plans were canceled at the time of expiration.
On June 8, 2021, at the 2021 Annual Meeting of Stockholders, the stockholders approved the 2021 Plan. The 2021 Plan authorizes the issuance of a total of 5,000,000 shares of common stock. Any shares of common stock granted in connection with 2021 Plan awards will be counted against this limit as one share. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2021 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock. On June 6, 2023, at the 2023 Annual Meeting of Stockholders, our stockholders approved an amendment to the 2021 plan (the “Amended 2021 Plan”). The Amended 2021 Plan authorized the issuance of an additional 4,287,000 shares of common stock for a total of 9,287,000 shares of common stock. Excluding the increase in shares of common stock issuable pursuant to the Amended 2021 Plan, the terms of the Amended 2021 Plan are substantially identical to those of the 2021 Plan. As of December 31, 2023 and 2022, there were 1,669,807 and 1,002,638 shares allocated to equity awards outstanding in the Amended 2021 Plan, respectively.
Under the previously expired 2016 Plan, there were 784,678 and 1,226,875 shares, respectively, allocated to equity awards outstanding as of December 31, 2023 and 2022, respectively, in the 2016 Plan. The 2016 Plan expired on June 8, 2021 upon approval of the 2021 Plan.
Under the previously expired 2006 Plan and Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) there were 27,369 and 63,156 shares as of December 31, 2023 and 2022, respectively, allocated to outstanding equity awards under the 2006 Plan, and 18,750 and 47,827 shares as of December 31, 2023 and 2022, respectively, allocated to

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding equity awards under the Equity Incentive Plan. The 2006 Plan and Equity Incentive Plan previously expired in 2016. Outstanding equity awards under these plans represent vested options that will expire at various times through 2026, unless exercised or canceled prior to the expiration date.
Options granted to our employees generally become exercisable over a period of 1 to 4 years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable.
We grant time-vesting restricted stock units to certain employees that vest ratably over a three-year service period. We recognize expense for these awards using the straight-line method over the requisite service period based on the number of awards expected to vest. We also grant performance-based restricted stock units that vest between 0% and 200% depending on our stock performance against an index using a total shareholder return formula established at the date of grant for the subsequent three-year period. We record expense for these awards over the requisite service period, net of the expected forfeiture rate, because the employee must maintain employment to vest in the award.
Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	$900	$1,327	$2,001
Restricted share units(1)	161,216	158,031	145,553
Total stock-based compensation expense	162,116	159,358	147,554
Tax benefit recognized in the statements of earnings	5,168	3,391	4,304
Stock-based compensation expense, net of tax	$156,948	$155,967	$143,250
(1) Includes expense of $137.5 million, $143.2 million and $127.1 million for the years ended December 31, 2023, 2022 and 2021, respectively in stock compensation expense related to 8,096,595 common shares issued to the former owners of Acima, as part of the Aggregate Stock Consideration subject to restricted stock agreements, and recorded to Other charges in our Consolidated Statements of Operations. Shares issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings were not issued under the authorization of the 2021 Plan or any prior approved long-term incentive plan described above. See Note B and Note N for additional information.
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $0.4 million with a weighted average number of years to vesting of 0.88 at December 31, 2023.

Information with respect to stock option activity related to the Plans for the year ended December 31, 2023 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance outstanding at January 1, 2023	854,339	$22.29
Granted	—	—
Exercised	(137,473)	17.36
Forfeited	(7,831)	26.96
Expired	(53,392)	33.49
Balance outstanding at December 31, 2023	655,643	$22.36	5.15	$8,223

Exercisable at December 31, 2023	552,733	$20.75	4.89	$7,617
The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $1.5 million, $1.4 million, and $14.3 million, respectively, resulting in tax benefits of $0.5 million, $0.5 million, and $5.0 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statements of Cash Flows.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. There were no options granted in 2023 or 2022. The weighted average grant date fair value and weighted average assumptions used in the option pricing models for 2021 are as follows:

Year Ended December 31,
2021
Weighted average grant date fair value	$14.94
Weighted average risk free interest rate	0.49%
Weighted average expected dividend yield	2.87%
Weighted average expected volatility	50.29%
Weighted average expected life (in years)	4.62
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2023(1)	5,177,485	$46.63
Granted	968,045	30.05
Vested(2)	(3,742,784)	48.71
Forfeited	(193,994)	32.47
Balance outstanding at December 31, 2023(1)	2,208,752	$37.10
(1) Includes 3,691,328 and 363,791 outstanding shares at January 1, 2023 and December 31, 2023, respectively, related to RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, described further in Note B, which were not issued under the authorization of the 2021 Plan or any previously approved long-term incentive plan described above.
(2) Includes 3,327,537 shares vested during 2023 as part of RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, as described above.
Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2023, was approximately $33.4 million expected to be recognized over a weighted average period of 1.51 years.
Note P — Deferred Compensation Plan
The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in their 401(k) Retirement Savings Plan (the “401(k) Plan”). We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a two-year vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, we made matching cash contributions of approximately $70 thousand, $120 thousand, and $170 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2023, 2022 and 2021. The deferred compensation plan assets and liabilities were approximately $8.5 million and $8.0 million as of December 31, 2023 and 2022, respectively.
Note Q — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) Plan. Employer matching contributions are subject to a two-year vesting schedule based on the participant's years of service with us. For the years ended December 31, 2023, 2022 and 2021, we made matching cash contributions of $5.3 million, $6.0 million, and $6.4 million, respectively, which represents 50% of the employees’ contributions to the 401(k) Plan up to an amount not to exceed 6% of

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) Plan, up to specified limitations and in accordance with applicable law. As of December 31, 2023 and 2022, 4.6% and 3.7%, respectively, of the total plan assets consisted of our common stock.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2023 and December 31, 2022, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at December 31, 2023:

	December 31, 2023
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$421,965	$(28,035)
Note S — Stock Repurchase Plan
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. During 2023, 2022 and 2021 we repurchased 1,706,277, 3,536,799 and 2,829,700 shares of our common stock under the December 2021 Program for an aggregate purchase price of approximately $50.0 million, $75.1 million and $140.0 million, respectively. At December 31, 2023, in accordance with Internal Revenue Code ("IRC") Section 4501, we accrued $0.4 million in excise tax payable related to the share repurchases in 2023. As of December 31, 2023, under the December 2021 Program, approximately $235.0 million remains available for repurchases. Under previous repurchase programs, 5,069,108 shares of our common stock were repurchased for an aggregate purchase price of $250.0 million during 2021.
Note T — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. Within our operating segments, we offer merchandise for lease from certain basic product categories: such as furniture, including mattresses; tires; consumer electronics; appliances; tools; handbags; computers; smartphones; and accessories.
We report financial operating performance under four operating segments. To better reflect our current strategic focus, our retail partner business operations are reported as the Acima segment, which includes our virtual and staffed business models; and our company-owned stores and e-commerce platform through rentacenter.com are reported as the Rent-A-Center segment. In addition, we report operating results for our Mexico and Franchising segments. Reportable segments and their respective operations are defined as follows.
Our Rent-A-Center segment primarily operates lease-to-own stores in the United States and Puerto Rico whose customers enter into weekly, bi-weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of all required lease renewals or exercises a specified early purchase option. This segment also includes the 52 stores operating in two states that utilize a retail model which offers installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets and other intangible assets.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our Acima segment, which primarily operates in the United States and Puerto Rico, includes the operations of Acima Holdings acquired in February 2021 and certain locations previously operating under our Acceptance Now brand, generally offers the lease-to-own transaction to consumers who do not qualify for traditional financing. The Acima segment offers the lease-to-own transaction through our virtual solutions across e-commerce, digital, and mobile channels, and through staffed and unstaffed kiosks located within such retailer’s locations.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico. The nature of this segment's operations and assets are the same as our Rent-A-Center segment.
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
Segment information as of and for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues
Rent-A-Center	$1,864,123	$1,949,864	$2,037,849
Acima	1,931,325	2,110,320	2,328,089
Mexico	74,625	64,880	61,403
Franchising	122,340	120,328	156,110
Total revenues	$3,992,413	$4,245,392	$4,583,451

	Year Ended December 31,
(in thousands)	2023	2022	2021
Gross profit
Rent-A-Center	$1,297,705	$1,372,863	$1,433,536
Acima	644,447	632,244	728,852
Mexico	52,869	45,812	43,117
Franchising	27,237	28,613	29,507
Total gross profit	$2,022,258	$2,079,532	$2,235,012

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating profit
Rent-A-Center	$273,518	$334,525	448,905
Acima	235,480	151,301	176,496
Mexico	4,846	6,267	7,858
Franchising	17,087	19,124	20,321
Total segments	530,931	511,217	653,580
Corporate(1)	(368,066)	(362,679)	(373,041)
Total operating profit	$162,865	$148,538	$280,539
(1) Includes stock compensation expense of $137.5 million, $143.2 million and $127.1 million for the years ended December 31, 2023, 2022 and 2021, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note N.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation, amortization and write-down of intangibles
Rent-A-Center	$18,816	$20,526	$18,588
Acima(1)	1,661	1,928	2,122
Mexico	1,206	711	511
Franchising	146	146	93
Total segments	21,829	23,311	21,314
Corporate(2)	29,492	29,768	33,516
Total depreciation, amortization and write-down of intangibles	$51,321	$53,079	$54,830
(1) Excludes amortization expense of approximately $57.0 million, $64.9 million and $101.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, recorded to Other charges in the Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note N for additional information.
(2) Excludes depreciation expense of approximately $15.9 million for both the years ended December 31, 2023 and 2022 and $13.2 million for the year ended December 31, 2021, recorded to Other charges in the Consolidated Statements of Operations, related to software acquired upon closing of the Acima Holdings acquisition and accelerated software depreciation. See Note N for additional information.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Capital expenditures
Rent-A-Center	$22,923	$36,682	$23,139
Acima	512	244	1,045
Mexico	2,153	1,590	1,032
Franchising	1	332	—
Total segments	25,589	38,848	25,216
Corporate	27,813	22,539	37,234
Total capital expenditures	$53,402	$61,387	$62,450

	December 31,
(in thousands)	2023	2022
On rent rental merchandise, net
Rent-A-Center	$478,774	$465,095
Acima	606,912	503,795
Mexico	24,210	20,979
Total on rent rental merchandise, net	$1,109,896	$989,869

	December 31,
(in thousands)	2023	2022
Held for rent rental merchandise, net
Rent-A-Center	$112,129	$124,117
Acima	498	373
Mexico	11,540	10,469
Total held for rent rental merchandise, net	$124,167	$134,959

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(in thousands)	2023	2022
Assets by segment
Rent-A-Center	$1,061,107	$1,067,875
Acima	1,221,845	1,198,879
Mexico	57,347	51,225
Franchising	18,023	18,194
Total segments	2,358,322	2,336,173
Corporate	363,108	427,446
Total assets	$2,721,430	$2,763,619

	December 31,
(in thousands)	2023	2022
Assets by country
United States	$2,664,083	$2,712,394
Mexico	57,347	51,225
Total assets	$2,721,430	$2,763,619

	Year Ended December 31,
(in thousands)	2023	2022	2021
Rentals and fees by inventory category
Furniture and accessories	$1,179,919	$1,323,437	$1,542,003
Consumer electronics	486,571	482,959	435,004
Appliances	404,241	439,309	426,316
Wheels and tires	341,174	308,618	280,132
Jewelry	228,081	194,123	146,477
Computers	116,971	129,577	155,313
Smartphones	64,246	52,803	61,058
Other products and services	440,475	444,627	476,150
Total rentals and fees	$3,261,678	$3,375,453	$3,522,453

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue by country
United States	$3,917,788	$4,180,512	$4,522,048
Mexico	74,625	64,880	61,403
Total revenues	$3,992,413	$4,245,392	$4,583,451

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note U — (Loss) Earnings Per Common Share
Summarized basic and diluted (loss) earnings per common share were calculated as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Net (loss) earnings	$(5,179)	$12,357	$134,940
Denominator:
Weighted-average shares outstanding	54,978	53,850	57,053
Effect of dilutive stock awards (1) (2)	—	5,116	9,786
Weighted-average dilutive shares	54,978	58,966	66,839

Basic (loss) earnings per common share	$(0.09)	$0.23	$2.37
Diluted (loss) earnings per common share	$(0.09)	$0.21	$2.02
Anti-dilutive securities excluded from diluted (loss) earnings per common share:
Anti-dilutive time-vesting restricted share units (3)	1,163	80	32
Anti-dilutive performance share units	1,292	197	107
Anti-dilutive stock options	656	448	295
(1) There was no dilutive effect to the loss per common share for the year ended December 31, 2023 due to the net loss incurred for the period.
(2) Weighted-average dilutive shares outstanding for the years ended December 31, 2022 and 2021, includes approximately 3.7 million and 7.9 million common shares, respectively, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements
(2) Anti-dilutive performance share units for the year ended December 31, 2023 includes approximately 0.4 million common shares issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART III
Item 10.   Directors, Executive Officers and Corporate Governance.(*)
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)
Our independent registered public accounting firm is Ernst & Young, LLP, Dallas, TX, Auditor Firm ID: 42.

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Upbound Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Articles of Incorporation and Bylaws

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

3.4
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated February 21, 2023 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of February 23,2023.)

3.5	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of February 23, 2023.)

3.6	Certificate of Designations of Series D Preferred Stock of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017.)

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of the registrant's Common Stock (incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.2	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-8 dated as of June 7, 2023.)

4.3
Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

Material Contracts

Credit Agreements

10.1
Term Loan Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.44 to the registrant's Current Report on Form 10-Q for the quarter ended June 30, 2019.)

10.2
ABL Guarantee and Collateral Agreement, dated as of August 5, 2019, between Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.45 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

10.3
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

10.5
First Amendment to Term Loan Credit Agreement, dated as of September 21, 2021, by and among Rent-A-Center, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of September 21, 2021.)

10.6
Second Amendment to Term Loan Credit Agreement, dated as of June 15, 2023, by and among Upbound Group, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.7
First Amendment to ABL Credit Agreement, dated as of August 10, 2022, by and among Rent-A-Center, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

Certain Other Agreements

10.8
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.9
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

10.10
Agreement Containing Consent Order, dated February 21, 2020, by and between the Bureau of Competition and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 21, 2020.)

10.11
Registration Rights Agreement, dated as of February 17, 2021, by and among Rent-A-Center, Inc. and certain former owners of Acima Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

Management Contracts and Compensatory Plans or Arrangements

Management Contracts and Director Compensation

10.12*	Form of Executive Transition Agreement entered into with management

10.13*	Form of Loyalty and Confidentiality Agreement entered into with management

10.14
CEO Employment Agreement, dated December 30, 2017, between Mitchell E. Fadel and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 3, 2018.)

10.15
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.16*	Summary of Director Compensation

Long-Term Incentive Plan

10.17
Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.18
Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.19
Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

10.20
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

2006 Long-Term Incentive Plan

10.21	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.22
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.23
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25
Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.26
Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

2006 Equity Incentive Plan

10.27
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.28
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.29	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-8 dated as of January 4, 2007.)

2016 Long-Term Incentive Plan

10.30	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.31
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.32
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

2021 Long-Term Incentive Plan

10.34
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.35
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.36
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated as of June 8, 2021)

10.37
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

10.38	Upbound Group, Inc. Amended 2021 Long Term Incentive Plan (incorporated herein by reference to Annex A of the registrant’s Proxy Statement on Schedule 14A dated as of April 25, 2023)

Deferred Compensation and 401(k) Plans

10.39	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.40	Rent-A-Center, Inc. 401(k) Plan (incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.41
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 dated as of January 28, 2011.)

Other Exhibits and Certifications

19*	Upbound Group, Inc. Insider Trading Policy

21.1*	Subsidiaries of Upbound Group, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

97*	Clawback Policy for Recovery of Erroneously Awarded Incentive Base Compensation

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)

*	Filed herewith.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPBOUND GROUP, INC.

By:	/s/ MITCHELL E. FADEL
Mitchell E. Fadel
Chief Executive Officer
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Mitchell E. Fadel

/s/ FAHMI W. KARAM	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Fahmi W. Karam

/s/ JEFFREY J. BROWN	Director	February 27, 2024
Jeffrey J. Brown

/s/ CHRISTOPHER B. HETRICK	Director	February 27, 2024
Christopher B. Hetrick

/s/ HAROLD LEWIS	Director	February 27, 2024
Harold Lewis

/s/ GLENN P. MARINO	Director	February 27, 2024
Glenn P. Marino

/s/ CAROL A. MCFATE	Director	February 27, 2024
Carol A. McFate

/s/ JEN YOU	Director	February 27, 2024
Jen You