Form 10-Q
period 2024-03-31
UPBOUND GROUP, INC.
filed 2024-05-02
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(972) 801-1100
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	UPBD	The Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2024:

Class	Outstanding
Common stock, $.01 par value	54,629,445

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(in thousands, except per share data)
Revenues
Rentals and fees	$872,539	$806,717
Merchandise sales	179,699	162,989
Installment sales	14,692	15,847
Franchise merchandise sales	20,859	22,827
Royalty income and fees	6,563	6,236
Other	1,615	1,445
Total revenues	1,095,967	1,016,061
Cost of revenues
Cost of rentals and fees	327,148	297,146
Cost of merchandise sold	213,569	184,260
Cost of installment sales	5,288	5,619
Franchise cost of merchandise sold	20,894	22,772
Total cost of revenues	566,899	509,797
Gross profit	529,068	506,264
Operating expenses
Operating labor	158,136	156,489
Non-labor operating expenses	213,802	196,711
General and administrative expenses	55,099	47,726
Depreciation and amortization	13,473	12,881
Other gains and charges	26,796	127,570
Total operating expenses	467,306	541,377
Operating profit (loss)	61,762	(35,113)
Interest expense	29,991	28,100
Interest income	(803)	(420)
Earnings (loss) before income taxes	32,574	(62,793)
Income tax expense (benefit)	4,887	(110,123)
Net earnings	$27,687	$47,330
Basic earnings per common share	$0.51	$0.86
Diluted earnings per common share	$0.50	$0.84
Cash dividends declared per common share	$0.37	$0.34

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net earnings	$27,687	$47,330
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $180 and $825 for the three months ended March 31, 2024 and 2023, respectively	676	3,104
Total other comprehensive income	676	3,104
Comprehensive income	$28,363	$50,434
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$84,793	$93,705
Receivables, net of allowance for doubtful accounts of $14,500 and $14,254 in 2024 and 2023, respectively	108,413	111,005
Prepaid expenses and other assets	42,685	50,259
Rental merchandise, net
On rent	1,056,381	1,109,896
Held for rent	132,098	124,167
Merchandise held for installment sale	5,903	6,398
Property assets, net of accumulated depreciation of $625,099 and $611,120 in 2024 and 2023, respectively	262,527	273,118
Operating lease right-of-use assets	284,133	289,702
Deferred tax asset	71,815	72,032
Goodwill	289,750	289,750
Other intangible assets, net	288,486	301,398
Total assets	$2,626,984	$2,721,430
LIABILITIES
Accounts payable – trade	$119,832	$177,249
Accrued liabilities	308,329	322,905
Operating lease liabilities	288,115	293,435
Deferred tax liability	43,388	60,842
Senior debt, net	848,615	866,707
Senior notes, net	440,410	439,920
Total liabilities	2,048,689	2,161,058
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,683,878 and 125,415,059 shares issued in March 31, 2024 and December 31, 2023, respectively	1,106	1,100
Additional paid-in capital	1,469,520	1,459,709
Retained earnings	1,002,322	994,892
Treasury stock at cost, 71,060,928 and 71,060,928 shares in 2024 and 2023, respectively	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(3,687)	(4,363)
Total stockholders' equity	578,295	560,372
Total liabilities and stockholders' equity	$2,626,984	$2,721,430
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
Net Earnings	—	—	—	27,687	—	—	27,687
Other comprehensive income	—	—	—	—	—	676	676
Exercise of stock options	35	—	855	—	—	—	855
Vesting of restricted share units, net of shares withheld for employee taxes	234	6	(6)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,978)	—	—	—	(2,978)
Stock-based compensation	—	—	11,940	—	—	—	11,940
Dividends declared	—	—	—	(20,257)	—	—	(20,257)
Balance at March 31, 2024	125,684	$1,106	$1,469,520	$1,002,322	$(1,890,966)	$(3,687)	$578,295

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net earnings	—	—	—	47,330	—	—	47,330
Other comprehensive income	—	—	—	—	—	3,104	3,104
Exercise of stock options	55	1	683	—	—	—	684
Vesting of restricted share units, net of shares withheld for employee taxes	204	31	(31)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,535)	—	—	—	(2,535)
Stock-based compensation	—	—	115,681	—	—	—	115,681
Dividends declared	—	—	—	(19,068)	—	—	(19,068)
Balance at March 31, 2023	125,287	$1,112	$1,411,892	$1,105,451	$(1,840,591)	$(7,522)	$670,342
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(in thousands)
Cash flows from operating activities
Net earnings	$27,687	$47,330
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	315,015	288,434
Bad debt expense	5,533	5,861
Stock-based compensation expense	11,940	115,681
Depreciation of property assets	21,818	16,609
Loss on sale or disposal of property assets	582	332
Amortization of intangibles	12,912	14,506
Amortization of financing fees	1,585	1,574
Deferred income taxes	(17,231)	(129,065)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(269,025)	(232,944)
Receivables	(2,941)	4,232
Prepaid expenses and other assets	7,574	1,237
Operating lease right-of-use assets and lease liabilities	250	87
Accounts payable – trade	(57,417)	(36,795)
Accrued liabilities	(12,861)	8,338
Net cash provided by operating activities	45,421	105,417
Cash flows from investing activities
Purchase of property assets	(11,817)	(9,534)
Proceeds from sale of property assets	97	3
Acquisitions of businesses	—	(39)
Net cash used in investing activities	(11,720)	(9,570)
Cash flows from financing activities
Exercise of stock options	855	684
Shares withheld for payment of employee tax withholdings	(2,978)	(2,535)
Proceeds from debt	60,000	—
Repayments of debt	(79,188)	(42,042)
Dividends paid	(21,491)	(25,515)
Net cash used in financing activities	(42,802)	(69,408)
Effect of exchange rate changes on cash	189	1,118
Net (decrease) increase in cash and cash equivalents	(8,912)	27,557
Cash and cash equivalents at beginning of period	93,705	144,141
Cash and cash equivalents at end of period	$84,793	$171,698
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
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Upbound Group, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company”, “we,” “us” and “our” refer to the consolidated business operations of Upbound Group and any or all of its direct and indirect subsidiaries. We report four operating segments: Acima, Rent-A-Center, Mexico, and Franchising.
Our Acima segment, which primarily operates in the United States and Puerto Rico, includes the operations of Acima Holdings and certain locations previously operating under our Acceptance Now brand and generally offers consumers who do not qualify for traditional financing the lease-to-own transaction through staffed or unstaffed kiosks located within third-party retailer locations or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Rent-A-Center segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers through lease purchase agreements. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice” in Minnesota and Wisconsin. Our Rent-A-Center segment operates through our company-owned stores and e-commerce platforms through rentacenter.com, getitnowstores.com and homechoicestores.com.
Our Mexico segment consists of our company-owned stores in Mexico that lease household durable goods to customers on a lease-to-own basis.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Upbound Group, Inc., is a franchisor of lease-to-own stores. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to our franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Newly Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses on a quarterly and annual basis and is intended to improve the transparency of reportable segment disclosures. Adoption of ASU 2023-07 was required for us beginning January 1, 2024 for our fiscal year ended December 31, 2024. We will include required disclosures in our annual reporting period ending December 31, 2024 and interim reporting periods beginning after December 31, 2024 using a retrospective approach.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2- Revenues
The following tables disaggregate our revenue for the periods ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$423,607	$429,584	$19,348	$—	$872,539
Merchandise sales	137,554	41,246	899	—	179,699
Installment sales	—	14,692	—	—	14,692
Franchise merchandise sales	—	—	—	20,859	20,859
Royalty income and fees	—	—	—	6,563	6,563
Other	185	231	320	879	1,615
Total revenues	$561,346	$485,753	$20,567	$28,301	$1,095,967

	Three Months Ended March 31, 2023
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$364,165	$426,069	$16,483	$—	$806,717
Merchandise sales	119,371	42,788	830	—	162,989
Installment sales	—	15,847	—	—	15,847
Franchise merchandise sales	—	—	—	22,827	22,827
Royalty income and fees	—	—	—	6,236	6,236
Other	311	304	117	713	1,445
Total revenues	$483,847	$485,008	$17,430	$29,776	$1,016,061

Lease Purchase Agreements
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
Lease payments received at our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores must be prepaid in advance of the next lease renewal term. Under the Acima Holdings business model, in certain cases revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note 3 for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At March 31, 2024 and December 31, 2023, we had $69.3 million and $68.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We also offer additional optional product plans along with our lease-to-own agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost, and payment waivers in the event eligible customers become unemployed. Customers renew product plans in conjunction with their lease term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of revenues.
Revenue from contracts with customers
Merchandise Sales. Merchandise sales include payments received for the exercise of the early purchase options offered through our lease-to-own agreements or merchandise sold through point-of-sale transactions. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of merchandise sold at the time of the transaction.
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of installment sales at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At March 31, 2024 and December 31, 2023, we had $0.9 million and $1.1 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Franchise Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2024 and December 31, 2023, we had $2.7 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Note 3 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for each of the three months ended March 31, 2024 and 2023 was $2.7 million and $3.0 million, respectively.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Receivables consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Installment sales receivables	$60,404	$62,901
Trade and notes receivables(1)	62,509	62,358
Total receivables	122,913	125,259
Less allowance for doubtful accounts(2)	(14,500)	(14,254)
Total receivables, net of allowance for doubtful accounts	$108,413	$111,005
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $35.5 million and $36.8 million at March 31, 2024 and December 31, 2023, respectively.
(2) Lease receivables are accrued on a net basis, adjusted for the probability of collection based on our assessment of historical collection rates, as described above. Therefore, we do not maintain a separate allowance for doubtful accounts related to our lease receivables.
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Condensed Consolidated Statements of Operations.
The allowance for our Franchising trade and notes receivables is determined by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Trade receivables that are more than 90 days past due are either written-off or fully reserved in our allowance for doubtful accounts. Payments subsequently received on such receivables are recognized as contra-bad debt expense in our Condensed Consolidated Statements of Operations.
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.5 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively, and the allowance for doubtful accounts related to installment sales receivables was $13.0 million at both March 31, 2024 and December 31, 2023.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	March 31, 2024
Beginning allowance for doubtful accounts	$14,254
Bad debt expense(1)	5,532
Accounts written off, net of recoveries	(5,286)
Ending allowance for doubtful accounts	$14,500
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.
Note 4 - Income Taxes
The effective tax rate was 15.0% for the three months ended March 31, 2024, compared to 175.4% for the corresponding period in 2023. The reduction in the effective tax rate for the three months ended March 31, 2024 was primarily attributable to a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings in the form of restricted stock awards compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets. Please reference Note 8 for additional information regarding the recognition of these restricted stock awards in our condensed consolidated financial statements. For tax purposes, restricted stock awards subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and are amortized over a period of 15 years from the date of acquisition.
Note 5 - Senior Debt
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
In connection with the First Amendment to the ABL Credit Facility and the Second Amendment to the Term Loan Facility described above, we have elected optional expedients available under ASC Topic 848 “Reference Rate Reform”, which classifies contract amendments for the transition of LIBOR as events that do not require accounting reassessments as a contract modification.
As of March 31, 2024, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets was approximately $11.5 million and $1.8 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining term of the Term Loan Facility.
We had $53.0 million in outstanding borrowings under our ABL Credit Facility at March 31, 2024 and borrowing capacity of $446.6 million, net of issued letters of credit of approximately $50.4 million. The amount outstanding under the Term Loan Facility was $808.9 million at March 31, 2024.
ABL Credit Facility
The ABL Credit Facility will mature on February 17, 2026. We may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves.
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at March 31, 2024 was 7.44%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at March 31, 2024 was 0.375%. We paid $0.7 million of commitment fees during the first quarter of 2024.
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
The ABL Credit Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries’ ability to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments.
The ABL Credit Facility also requires the maintenance of a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal quarter only in the event either (i) certain specified events of default have occurred and are continuing or (ii) availability is less than or equal to the greater of $56.25 million and 15% of the line cap then in effect. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the ABL Credit Facility. The fixed charge coverage ratio as of March 31, 2024 exceeded 1.10 to 1.00.
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of March 31, 2024, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
Term Loan Facility
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to an adjusted Term SOFR rate plus an applicable margin of 3.25%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 9.12% at March 31, 2024.
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
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries' ability to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the Term Loan Facility.
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
The Term Loan Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the scheduled maturity dates of our outstanding senior debt at March 31, 2024 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility(1)	Total
2024	$—	$—	$—
2025	—	—	—
2026	53,000	—	53,000
2027	—	—	—
2028	—	808,896	808,896
Thereafter	—	—	—
Total senior debt	$53,000	$808,896	$861,896
(1) Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 6 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of March 31, 2024, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $9.6 million.
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
The Notes are our general unsecured senior obligations, and are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries, equal in right of payment to all of our and our guarantor subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to all of our future subordinated indebtedness, if any. The Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that have outstanding indebtedness or guarantee other specified indebtedness, including the ABL Credit Facility and the Term Loan Facility.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2024 and December 31, 2023, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at March 31, 2024:

	March 31, 2024
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$435,375	$(14,625)
Note 8 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the three months ended March 31, 2024 and 2023, we recognized approximately $4.9 million and $109.5 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note 10 for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the three months ended March 31, 2024 and 2023, we recognized approximately $12.7 million and $14.2 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $3.9 million and $4.0 million in incremental depreciation expense related to acquired technology assets in during the three months ended March 31, 2024 and 2023, respectively.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. We expect to fully deploy the new system across our lease-to-own store network during 2024, at which time our existing point-of-sale software will be retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the current deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $4.6 million for the three months ended March 31, 2024. Subsequent to March 31, 2024 we expect to recognize additional depreciation expense of $1.5 million over the remaining life of these assets.
Activity with respect to Other gains and charges is summarized in the below table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Acima acquired assets depreciation and amortization(1)	$16,646	$18,234
Acima equity consideration vesting(2)	4,893	109,473
Accelerated software depreciation	4,611	—
Asset impairments	646	—
Other	—	(137)
Total other gains and charges	$26,796	$127,570
(1) Represents amortization of the total fair value of acquired intangible assets and incremental depreciation related to the fair value increase over net book value of acquired software assets in connection with the acquisition of Acima Holdings in 2021.
(2) Represents stock compensation expense related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition proceeds subject to vesting restrictions, as described in Note 10.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 9 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. Within our operating segments, we offer merchandise for lease from certain basic product categories, such as: furniture, including mattresses; tires; consumer electronics; appliances; tools; handbags; computers; smartphones; and accessories.
Segment information as of and for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues
Acima	$561,346	$483,847
Rent-A-Center	485,753	485,008
Mexico	20,567	17,430
Franchising	28,301	29,776
Total revenues	$1,095,967	$1,016,061

	Three Months Ended March 31,
(in thousands)	2024	2023
Gross profit
Acima	$169,302	$155,144
Rent-A-Center	337,643	331,725
Mexico	14,716	12,391
Franchising	7,407	7,004
Total gross profit	$529,068	$506,264

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating profit (loss)
Acima	$51,911	$53,870
Rent-A-Center	74,774	68,961
Mexico	1,696	995
Franchising	3,364	4,760
Total segments	131,745	128,586
Corporate(1)	(69,983)	(163,699)
Total operating profit (loss)	$61,762	$(35,113)
(1) Includes stock compensation expense of $4.9 million and $109.5 million recognized for the three months ended March 31, 2024 and 2023, respectively, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 10.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation and amortization
Acima(1)	$290	$427
Rent-A-Center	4,990	4,970
Mexico	346	242
Franchising	36	38
Total segments	5,662	5,677
Corporate(2)	7,811	7,204
Total depreciation and amortization	$13,473	$12,881
(1) Excludes amortization expense of approximately $12.7 million and $14.2 million for the three months ended March 31, 2024 and 2023, respectively, recorded to Other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 8 for additional information.
(2) Excludes depreciation expense of approximately $8.5 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively, recorded to Other gains and charges in the Condensed Consolidated Statements of Operations, related to software acquired upon closing of the Acima Holdings acquisition and accelerated software depreciation. See Note 8 for additional information.

	Three Months Ended March 31,
(in thousands)	2024	2023
Capital expenditures
Acima	$219	$58
Rent-A-Center	4,191	2,977
Mexico	792	716
Franchising	—	1
Total segments	5,202	3,752
Corporate	6,615	5,782
Total capital expenditures	$11,817	$9,534

(in thousands)	March 31, 2024	December 31, 2023
On rent rental merchandise, net
Acima	$577,865	$606,912
Rent-A-Center	453,970	478,774
Mexico	24,546	24,210
Total on rent rental merchandise, net	$1,056,381	$1,109,896

(in thousands)	March 31, 2024	December 31, 2023
Held for rent rental merchandise, net
Acima	$—	$498
Rent-A-Center	121,449	112,129
Mexico	10,649	11,540
Total held for rent rental merchandise, net	$132,098	$124,167

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2024	December 31, 2023
Assets by segment
Acima	$1,180,078	$1,221,845
Rent-A-Center	1,018,963	1,061,107
Mexico	59,920	57,347
Franchising	19,258	18,023
Total segments	2,278,219	2,358,322
Corporate	348,765	363,108
Total assets	$2,626,984	$2,721,430
Note 10 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the three months ended March 31, 2024 and 2023, and approximately $235.0 million remains available for repurchases under the current authorization at March 31, 2024.
Stock Based Compensation
We recognized $7.0 million and $6.2 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we granted 494,944 market-based performance units and 261,475 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2024 was $38.44 and $33.81, respectively.
In connection with the acquisition of Acima Holdings, LLC in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, were recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to Other gains and charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $4.9 million and $109.5 million in stock compensation expense related to these restricted stock agreements during the three months ended March 31, 2024 and 2023, respectively. Stock compensation expense recognized during the three months ended March 31, 2023 for these restricted stock agreements included $78.4 million attributable to the acceleration of vesting provisions, primarily related to former employee and Acima founder Aaron Allred's transition from Executive Vice President of Acima to an advisory role in early 2023.
Note 11 - Contingencies
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We regularly monitor developments related to these legal proceedings and governmental inquiries, review the adequacy of our legal reserves on a quarterly basis, and reserve for loss contingencies that we determine are both probable and reasonably estimable. Although we have not determined that any of these matters will have a material impact on our consolidated financial statements, we cannot predict the impact of future developments or provide assurances that a resolution of any such matter would not have a material and adverse impact during a future period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation.
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
Consumer Financial Protection Bureau ("CFPB") Investigation. In December 2020, prior to the execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand dated October 1, 2020 (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices for the period from January 1, 2015 to the date on which responses to the CID are provided in full. The purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima has completed its responses to all CIDs and has been cooperating with the CFPB throughout their investigation.
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
As of the date of this Quarterly Report on Form 10-Q, we have not yet received the CFPB’s response to Acima's submission in accordance with the NORA process. We are currently unable to predict the CFPB’s response to the NORA process or the ultimate timing or outcome of the CFPB investigation or any legal proceedings arising therefrom.
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
Multi-State Attorneys' General Investigation. On November 1, 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions with officials at the lead attorneys' general offices and, based on those discussions, it is our understanding that the investigation is looking at business practices within the virtual lease-to-own industry and includes or will include multiple companies. In April 2022, we received a request for information and documents. In March 2024, the multi-state attorneys' general group presented their findings and allegations from their investigation to Acima. Acima is currently in the process of submitting a response to the multi-state attorneys' general group regarding such findings and allegations. We are currently unable to predict the eventual timing or outcome of this matter, any future discussions with the multi-state attorneys' general group regarding the resolution of this matter or any legal proceedings arising from this matter.
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
McBurnie Litigation. We are a defendant in a putative class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs allege that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs seek unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is currently pending in the United States District Court for the Northern District of California. On November 30, 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court proceedings were stayed. On March 14, 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. We intend to continue to vigorously defend this case. We are currently unable to predict the eventual timing or outcome of this litigation.
Note 12 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net earnings	$27,687	$47,330
Denominator:
Weighted-average shares outstanding	54,544	55,157
Effect of dilutive stock awards(1)	1,271	1,280
Weighted-average dilutive shares	55,815	56,437

Basic earnings per common share	$0.51	$0.86
Diluted earnings per common share(1)	$0.50	$0.84
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	—	336
Anti-dilutive performance share units	495	790
Anti-dilutive stock options	60	418
(1) Weighted-average dilutive shares outstanding for the three months ended March 31, 2023, includes approximately 0.7 million common shares, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company as a whole and of our segments, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, and other statements that are not historical facts.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
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
•changes in the unemployment rate;
•capital market conditions, including changes in interest rates and availability of funding sources for us;
•changes in our credit ratings;
•difficulties encountered in improving the financial and operational performance of our business segments;
•risks associated with pricing, value proposition and other changes and strategies being deployed in our businesses;
•our ability to continue to effectively execute our strategic initiatives, including mitigating risks associated with any potential mergers and acquisitions, or refranchising opportunities;
•our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•failure to manage our operating labor and non-labor operating expenses, including merchandise losses;
•disruptions caused by the operation of our information management systems or disruptions in the systems of our host retailers;
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
•impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and any legislative or other regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business;
•our compliance with applicable statutes or regulations governing our businesses;
•changes in tariff policies;
•adverse changes in the economic conditions of the industries, countries or markets that we serve;
•information technology and data security costs;
•the impact of any breaches in data security or other disturbances to our information technology and other networks;
•changes in estimates relating to self-insurance liabilities and income tax and litigation reserves, including in connection with the regulatory and litigation matters described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.
Our Business
We are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, name brand durable products under a flexible lease-purchase agreement with no long-term debt obligation. Our Acima segment offers lease-to-own solutions through retailers in stores and online enabling such retailers to grow sales by expanding their customer base utilizing our differentiated offering and allowing customers to access our flexible lease-to-own solutions at thousands of retailers and to lease a wide range of durable products. Through our Rent-A-Center segment, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence in local communities around the country. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “UPBD.”
Executive Summary
Our Strategy
Our strategy is focused on achieving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:
•Grow penetration with current Acima merchants and build on our strength with small to medium size businesses while also adding new national and regional merchants to our platform and expanding our direct-to-consumer channels;
•At Rent-A-Center, accelerate the shift to e-commerce, improve the fully integrated omni-channel customer experience and expand product categories, which we expect will increase brand awareness and customer loyalty;
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across business segments;
•Upgrade and integrate technology platforms to allow for a more simplified and seamless consumer experience, merchant and third-party waterfall integration and consumer transaction process and coworker efficiency;
•Execute on market opportunities and enhance our competitive position across both traditional and virtual lease-to-own solutions, and implement complementary products and services that supplement our current offerings and provide our customers more financial alternatives; and
•Develop centers of excellence that will be leveraged across the organization to support our various business segments, utilizing best practices to drive efficiency and growth.
As we pursue our strategy, we have taken, and may in the future take, advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.
Recent Developments
Dividend. On March 22, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.37 per share for the second quarter of 2024. The dividend was paid on April 22, 2024 to our common stockholders of record as of the close of business on April 3, 2024.
Business and Operational Trends
Macroeconomic Conditions. In recent years, we have experienced significant change in our business and operational trends driven by macroeconomic conditions, which have directly impacted our customers as well as our operations, including significant changes in the U.S. consumer price index, changes in demand for certain consumer retail categories, changes in consumer payment behaviors, a condensed labor market, which has also contributed to wage inflation, rapid increases in interest rates, and global supply chain disruptions resulting in reduced product availability and rising product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, the full extent to which our risk management strategy and these macroeconomic trends (including consumer spending and payment behavior) may impact our business in future periods is uncertain. The continuation of negative and volatile macroeconomic trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional discussion of impacts to our business and additional risks associated with macroeconomic conditions.
Rent-A-Center E-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the three months ended March 31, 2024, e-commerce revenues represented approximately 26% of total lease-to-own revenues compared to approximately 25% for the three months ended March 31, 2023. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-

commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024 included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Lease Charge-Offs (“LCOs”) (previously referred to as "skip / stolen losses"): Represents charge-offs of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenues for the applicable period. For the Rent-A-Center segment, LCOs exclude Get It Now and Home Choice locations.
Overview
The following briefly summarizes certain of our financial information for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
During the first three months of 2024, consolidated revenues and gross profit increased by approximately $79.9 million and $22.8 million, respectively, primarily due to an increase in the Acima segment revenues described below. Operating profit increased by approximately $96.9 million, primarily due to a decrease in Other gains and charges of $100.8 million in addition to the increase in gross profit noted above, partially offset by an increase in non-labor operating expenses of $17.1 million, and general and administrative expenses of $7.4 million.
The Acima segment revenues increased approximately $77.5 million for the three months ended March 31, 2024, due to increases in rentals and fees revenues and merchandise sales of $59.4 million and $18.2 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in merchant locations, merchant productivity which resulted in more leases per merchant, expanding direct-to-consumer offerings, and improved conversion rates. Operating profit decreased approximately $2.0 million for the three months ended March 31, 2024, primarily due to an increase non-labor operating expenses of approximately $17.7 million, partially offset by an increase in gross profit of $14.2 million. See "Segment Performance" below for further discussion of Acima segment operating results for the three months ended March 31, 2024.
Revenues in our Rent-A-Center segment increased approximately $0.7 million for the three months ended March 31, 2024 due to an increase in same store sales of 0.8% driven by an increase in rentals and fees revenues of $3.5 million partially offset by a decrease in merchandise sales of $1.5 million. Operating profit increased approximately $5.8 million for the three months ended March 31, 2024, primarily due to an increase in gross profit of approximately $5.9 million resulting primarily from a decrease in cost of revenues of $5.2 million. See "Segment Performance" below for further discussion of Rent-A-Center segment operating results for the three months ended March 31, 2024.
The Mexico segment revenues increased by 18.0% for the three months ended March 31, 2024, contributing to an increase in gross profit of 18.8%, or $2.3 million, primarily due to a 5.6% increase in same store sales driven by an increase in rentals and fees revenues of $2.9 million. Operating profit increased $0.7 million for the three months ended March 31, 2024, primarily due to an increase in gross profit described above, partially offset by an increase in operating labor costs of approximately $1.0 million. See "Segment Performance" below for further discussion of Mexico segment operating results for the three months ended March 31, 2024.

Revenues for the Franchising segment decreased $1.5 million for the three months ended March 31, 2024, primarily due to a decrease in merchandise sales of $2.0 million, partially offset by an increase in royalty income and fees of $0.3 million. See "Segment Performance" below for further discussion of Mexico segment operating results for the three months ended March 31, 2024.
Cash flow from operations was $45.4 million for the three months ended March 31, 2024. As of March 31, 2024, we held $84.8 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues
Rentals and fees	$872,539	$806,717	$65,822	8.2%
Merchandise sales	179,699	162,989	16,710	10.3%
Installment sales	14,692	15,847	(1,155)	(7.3)%
Franchise merchandise sales	20,859	22,827	(1,968)	(8.6)%
Royalty income and fees	6,563	6,236	327	5.2%
Other	1,615	1,445	170	11.8%
Total revenues	1,095,967	1,016,061	79,906	7.9%
Cost of revenues
Cost of rentals and fees	327,148	297,146	30,002	10.1%
Cost of merchandise sold	213,569	184,260	29,309	15.9%
Cost of installment sales	5,288	5,619	(331)	(5.9)%
Franchise cost of merchandise sold	20,894	22,772	(1,878)	(8.2)%
Total cost of revenues	566,899	509,797	57,102	11.2%
Gross profit	529,068	506,264	22,804	4.5%
Operating expenses
Operating labor	158,136	156,489	1,647	1.1%
Non-labor operating expenses	213,802	196,711	17,091	8.7%
General and administrative expenses	55,099	47,726	7,373	15.4%
Depreciation and amortization	13,473	12,881	592	4.6%
Other gains and charges	26,796	127,570	(100,774)	(79.0)%
Total operating expenses	467,306	541,377	(74,071)	(13.7)%
Operating profit (loss)	61,762	(35,113)	96,875	275.9%
Interest, net	29,188	27,680	1,508	5.4%
Earnings (loss) before income taxes	32,574	(62,793)	95,367	151.9%
Income tax expense (benefit)	4,887	(110,123)	115,010	104.4%
Net earnings	$27,687	$47,330	$(19,643)	(41.5)%
Three Months Ended March 31, 2024, compared to Three Months Ended March 31, 2023
Revenue. Total revenues increased by $79.9 million, or 7.9%, to $1,096.0 million for the three months ended March 31, 2024, from $1,016.1 million for the three months ended March 31, 2023. This increase was primarily due to an increase of approximately $77.5 million in the Acima segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2024 increased by $30.0 million, or 10.1%, to $327.1 million as compared to $297.1 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of approximately $33.5 million in the Acima segment driven by an increase in rentals and fees revenues, partially offset by a decrease of $4.2 million in the Rent-A-Center segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 37.5% for the three months ended March 31, 2024, as compared to 36.8% for the three months ended March 31, 2023.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $29.3 million, or 15.9%, to $213.6 million for the three months ended March 31, 2024, from $184.3 million for the three months ended March 31, 2023, primarily attributable to an increase of $29.8 million in the Acima segment, driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (18.8)% for the three months ended March 31, 2024, from (13.1)% for the three months ended March 31, 2023.
Gross Profit. Gross profit increased by $22.8 million, or 4.5%, to $529.1 million for the three months ended March 31, 2024, from $506.3 million for the three months ended March 31, 2023, primarily due to increases of $14.2 million and $5.9 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.3% for the three months ended March 31, 2024, as compared to 49.8% for the three months ended March 31, 2023.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor increased by $1.6 million, or 1.1%, to $158.1 million for the three months ended March 31, 2024, as compared to $156.5 million for the three months ended March 31, 2023, primarily due to an increase of $1.0 million in the Mexico segment. Operating labor expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 14.8% for the three months ended March 31, 2024, as compared to 15.9% for the three months ended March 31, 2023.
Non-Labor Operating Expenses. Non-labor operating expenses include LCO's, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $17.1 million, or 8.7%, to $213.8 million for the three months ended March 31, 2024, as compared to $196.7 million for the three months ended March 31, 2023, due to an increase of $17.7 million in the Acima Segment primarily attributable to an increase of $11.3 million in merchandise losses. Non-labor operating expenses expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 20.0% for the three months ended March 31, 2024, compared to 19.9% for the three months ended March 31, 2023.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $7.4 million, or 15.4%, to $55.1 million for the three months ended March 31, 2024, as compared to $47.7 million for the three months ended March 31, 2023, primarily due to increases in overhead labor. General and administrative expenses expressed as a percentage of total revenue were 5.0% and 4.7% for the three months ended March 31, 2024 and 2023, respectively.
Other Gains and Charges. Other gains and charges decreased by $100.8 million, or 79.0%, to $26.8 million for the three months ended March 31, 2024, as compared to $127.6 million for the three months ended March 31, 2023. The decrease in other gains and charges was driven primarily by stock compensation expense recognized for the three months ended March 31, 2023, related to restricted stock issued in connection with the Acima Holdings acquisition, including $74.8 million attributable to the acceleration of vesting provisions for former employee and Acima founder, Aaron Allred, upon his transition from Executive Vice President of Acima to an advisory role in early 2023, resulting in a decrease in stock compensation expense of $104.6 million for the three months ended March 31, 2024, as compared to the prior year period. This decrease was partially offset by $4.6 million in accelerated software depreciation for the three months ended March 31, 2024.
Operating Profit (Loss). Operating profit increased by $96.9 million, or 275.9%, to $61.8 million for the three months ended March 31, 2024, as compared to $(35.1) million for the three months ended March 31, 2023, primarily due to the decrease in other gains and charges and increase in gross profit, partially offset by increases in non-labor operating expenses and general and administrative expenses as described above. Operating profit expressed as a percentage of total revenue was 5.6% for the three months ended March 31, 2024, compared to (3.5)% for the three months ended March 31, 2023.
Income Tax Expense (Benefit). Income tax expense increased by $115.0 million to $4.9 million for the three months ended March 31, 2024, as compared to $(110.1) million for the three months ended March 31, 2023, primarily due to the increase in earnings before income taxes for the three months ended March 31, 2024 compared to the same period in 2023, and a lower effective tax rate for the three months ended March 31, 2024, primarily attributable to a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets.

Segment Performance
Acima segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$561,346	$483,847	$77,499	16.0%
Gross profit	169,302	155,144	14,158	9.1%
Operating profit	51,911	53,870	(1,959)	(3.6)%
Gross merchandise volume(1)	417,557	348,175	69,382	19.9%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, included increases in rentals and fees revenues and merchandise sales revenue of $59.4 million and $18.2 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in merchant locations, merchant productivity which resulted in more leases per merchant, expanding direct-to-consumer offerings, and improved conversion rates.
Gross Profit. Gross profit increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 30.2% for the three months ended March 31, 2024, compared to 32.1% for the three months ended March 31, 2023, partly due to an increase in merchandise sales resulting from a larger portfolio at the beginning of 2024 compared to 2023, in addition to the conversion of Acceptance Now locations to the Acima Holdings Lease Management platform.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 9.2% for the three months ended March 31, 2024 compared to 11.1% for the three months ended March 31, 2023. The decrease in operating profit for the three months ended March 31, 2024 is primarily due to an increase in non-labor operating expenses of approximately $17.7 million, partially offset by the increase in gross profit. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of segment revenues, were approximately 9.6% for the three months ended March 31, 2024, compared to 8.9% for the three months ended March 31, 2023. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of segment revenues, were approximately 0.3% for the three months ended March 31, 2024, compared to approximately 0.2% for the three months ended March 31, 2023.
Rent-A-Center segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$485,753	$485,008	$745	0.2%
Gross profit	337,643	331,725	5,918	1.8%
Operating profit	74,774	68,961	5,813	8.4%
Lease portfolio value(1)	139,313	140,205	(892)	(0.6)%
Change in same store sales(1)				0.8%
Stores in same store sales calculation				1,764
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in same store sales of 0.8%, driven by an increase in rentals and fees revenues of $3.5 million, partially offset by decreases in merchandise sales and installment sales of $1.5 million primarily attributable to fewer customers electing early purchase options.
Gross Profit. Gross profit increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues was 69.5% for the three months ended March 31, 2024, as compared to 68.4% for the three months ended March 31, 2023, primarily due to mix-shift changes between lease merchandise product categories.

Operating Profit. Operating profit as a percentage of segment revenues was 15.4% for the three months ended March 31, 2024, compared to 14.2% for the three months ended March 31, 2023. The increase in operating margin for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by the increase in gross profit described above. Merchandise losses in our Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.7% for the three months ended March 31, 2024, compared to 4.8% for the three months ended March 31, 2023. Other merchandise losses in our Rent-A-Center lease-to-own stores, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.1% for the three months ended March 31, 2024, compared to approximately 1.4% for the three months ended March 31, 2023. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$20,567	$17,430	$3,137	18.0%
Gross profit	14,716	12,391	2,325	18.8%
Operating profit	1,696	995	701	70.5%
Change in same store revenue(1)				5.6%
Stores in same store revenue calculation				112
(1) See Key Metrics described above for additional information.
Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $1.9 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. On a constant currency basis, revenues for the three months ended March 31, 2024 increased approximately $1.2 million, compared to the three months ended March 31, 2023.
Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $1.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. On a constant currency basis, gross profit for the three months ended March 31, 2024 increased by approximately $1.0 million as compared to the three months ended March 31, 2023. Gross profit as a percentage of segment revenues was 71.6% for the three months ended March 31, 2024, compared to 71.1% for the three months ended March 31, 2023.
Operating Profit. Operating profit was positively impacted by exchange rate fluctuations of approximately $0.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. On a constant currency basis, operating profit for the three months ended March 31, 2024 increased by approximately $0.5 million as compared to the three months ended March 31, 2023. Operating profit as a percentage of segment revenues increased to 8.2% for the three months ended March 31, 2024, compared to 5.7% for the three months ended March 31, 2023, primarily due to lower LCOs.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$28,301	$29,776	$(1,475)	(5.0)%
Gross profit	7,407	7,004	403	5.8%
Operating profit	3,364	4,760	(1,396)	(29.3)%
Revenues. Revenues decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in merchandise purchases by franchisees of $2.0 million, partially offset by increases in royalty income and fees revenue of $0.3 million.
Gross Profit. Gross profit as a percentage of segment revenues increased to 26.2% for the three months ended March 31, 2024, compared to 23.5% for the three months ended March 31, 2023, primarily due to the change in allocation of merchandise sales compared to royalty and fee revenue.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 11.9% for the three months ended March 31, 2024 compared to 16.0% for the three months ended March 31, 2023, primarily due to an increase in segment operating expenses of $1.8 million.

Liquidity and Capital Resources
Overview. For the three months ended March 31, 2024, we generated $45.4 million in operating cash flow and used cash in the amount of $79.2 million for debt repayments, $21.5 million for dividends and $11.8 million for capital expenditures, partially offset by cash proceeds from indebtedness of $60.0 million. We ended the first quarter of 2024 with $84.8 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion.
Analysis of Cash Flow. Cash provided by operating activities decreased by $60.0 million to $45.4 million for the three months ended March 31, 2024, from $105.4 million for the three months ended March 31, 2023, primarily due to a decrease in net earnings and an increase in our inventory purchases driven by increased consumer demand.
Cash used in investing activities increased to $11.7 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023, primarily due to higher investment in store-related assets in our Rent-A-Center segment for the three months ended March 31, 2024.
Cash used in financing activities decreased to $42.8 million for the three months ended March 31, 2024, compared to $69.4 million for the three months ended March 31, 2023, primarily due to an increase in borrowings under the ABL Credit Facility of $60.0 million, partially offset by an increase in debt repayments of $37.1 million for the three months ended March 31, 2024.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, which are impacted by consumer demand for our lease-to-own solutions. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At April 24, 2024, we had approximately $39.8 million in cash on hand, and $409.6 million available under our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Lease charge-offs	$81,343	$72,033
Other merchandise losses(1)	7,001	8,090
Total merchandise losses	$88,344	$80,123
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $11.8 million and $9.5 million on capital expenditures during the three months ended March 31, 2024 and 2023, respectively. The increase of $2.3 million is primarily due to higher investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. The table below summarizes the store location activity for the three-month period ended March 31, 2024 for our Rent-A-Center, Mexico and Franchising operating segments.

	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,839	131	440	2,410
Closed locations
Sold or closed with no surviving location	(3)	—	(6)	(9)
Locations at end of period	1,836	131	434	2,401
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on August 10, 2022, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of April 24, 2024, was 7.41%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until February 17, 2026, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on September 21, 2021 and June 15, 2023, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to an adjusted Term SOFR rate plus an applicable margin of 3.25%, subject to a 0.50% Term SOFR floor, which, as of April 24, 2024 was 9.12%.
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
At April 24, 2024, we had outstanding borrowings of $808.9 million under the Term Loan Facility and available commitments of $409.6 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of March 31, 2024, our total remaining obligation for existing store lease contracts was approximately $342.1 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of March 31, 2024, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $0.9 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2027 with rental rates adjusted periodically for inflation. As of March 31, 2024, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $4.3 million.

Uncertain Tax Position. As of March 31, 2024, we have recorded $1.2 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing lease purchase agreements in our Acima and Rent-A-Center segments or purchase pre-leased merchandise off the showroom floor in our Rent-A-Center segment during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds. In contrast, our cash expenditures for our merchandise purchases for the fiscal year are generally the highest beginning in the latter part of the third quarter through the fourth quarter, primarily as a result of holiday promotions that lead to increased demand for our lease-to-own offerings.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of the annual income tax disclosures by requiring specific categories in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 will be required for us for fiscal years beginning after December 15, 2024. We do not believe the adoption of this ASU will have a material impact on our financial statements.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of March 31, 2024, unless otherwise discussed (including with respect to ASU 2023-07), we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
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
As of March 31, 2024, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $808.9 million outstanding under the Term Loan Facility and $53.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at March 31, 2024, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.6 million additional annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of March 31, 2024.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2024, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries arising in the ordinary course of business. We regularly monitor developments related to these legal proceedings and governmental inquiries, review the adequacy of our legal reserves on a quarterly basis, and reserve for loss contingencies that we determine are both probable and reasonably estimable. Although we have not determined that any of these matters will have a material impact on our consolidated financial statements, we cannot predict the impact of future developments or provide assurances that a resolution of any such matter would not have a material and adverse impact during a future period. In addition, claims and lawsuits against us may seek injunctive or other relief that requires changes to our business practices or operations and it is possible that any required changes may materially and adversely impact our business, financial condition, results of operations or reputation. Please see Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings and governmental inquiries.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Certain of our officers have made, or may make, elections to participate in, or are participating in, the Company's stock investment option and dividend reinvestment available through the Company's 401(k) plan. In addition, certain of our officers and directors may from time to time make elections to have shares withheld to cover withholding taxes owed in connection with long-term incentive plan awards or to pay the exercise price of options or make standing elections to reinvest dividends received on our shares or long-term incentive plan awards held by them, which may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, or may constitute “non-Rule 10b5–1 trading arrangements” as defined in Item 408(c) of Regulation S-K.

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

3.5	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of February 23, 2023.)

3.6	Certificate of Designations of Series D Preferred Stock of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 31, 2017.)

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of the registrant’s Common Stock (incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.2	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-8 dated as of June 7, 2023.)

4.3
Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

Management Contracts and Compensatory Plans or Arrangements

10.1*	Form of EVP Executive Transition Agreement

10.2
Letter Agreement, dated April 3, 2024, between Upbound Group, Inc. and Mitchell E. Fadel (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 5, 2024.)

Other Exhibits and Certifications

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
Date: May 2, 2024