Form 10-Q
period 2024-06-30
UPBOUND GROUP, INC.
filed 2024-08-01
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2024:

Class	Outstanding
Common stock, $.01 par value	54,684,722

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Revenues
Rentals and fees	$885,977	$807,556	$1,758,516	$1,614,273
Merchandise sales	146,239	124,703	325,938	287,692
Installment sales	15,225	15,900	29,917	31,747
Franchise merchandise sales	21,082	22,869	41,941	45,696
Royalty income and fees	6,113	6,587	12,676	12,823
Other	1,874	1,548	3,489	2,993
Total revenues	1,076,510	979,163	2,172,477	1,995,224
Cost of revenues
Cost of rentals and fees	338,554	291,696	665,702	588,842
Cost of merchandise sold	179,372	152,682	392,941	336,942
Cost of installment sales	5,512	5,638	10,800	11,257
Franchise cost of merchandise sold	21,113	22,921	42,007	45,693
Total cost of revenues	544,551	472,937	1,111,450	982,734
Gross profit	531,959	506,226	1,061,027	1,012,490
Operating expenses
Operating labor	156,181	151,901	314,317	308,390
Non-labor operating expenses	203,945	181,101	417,747	377,812
General and administrative expenses	53,638	48,810	108,737	96,536
Depreciation and amortization	12,618	12,597	26,091	25,478
Other gains and charges	24,922	27,786	51,718	155,356
Total operating expenses	451,304	422,195	918,610	963,572
Operating profit	80,655	84,031	142,417	48,918
Debt refinancing charges	6,604	—	6,604	—
Interest expense	28,371	28,246	58,362	56,346
Interest income	(753)	(1,015)	(1,556)	(1,435)
Earnings (loss) before income taxes	46,433	56,800	79,007	(5,993)
Income tax expense (benefit)	12,484	102,418	17,371	(7,705)
Net earnings (loss)	$33,949	$(45,618)	$61,636	$1,712
Basic earnings (loss) per common share	$0.62	$(0.83)	$1.13	$0.03
Diluted earnings (loss) per common share	$0.61	$(0.83)	$1.10	$0.03
Cash dividends declared per common share	$0.37	$0.34	$0.74	$0.68

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Net earnings (loss)	$33,949	$(45,618)	$61,636	$1,712
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(1,020) and $1,102, $(841) and $1,927 for the three and six months ended June 30, 2024 and 2023, respectively	(3,839)	4,145	(3,163)	7,249
Total other comprehensive (loss) income	(3,839)	4,145	(3,163)	7,249
Comprehensive income (loss)	$30,110	$(41,473)	$58,473	$8,961
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$82,515	$93,705
Receivables, net of allowance for doubtful accounts of $13,751 and $14,254 in 2024 and 2023, respectively	115,150	111,005
Prepaid expenses and other assets	52,037	50,259
Rental merchandise, net
On rent	1,064,942	1,109,896
Held for rent	128,915	124,167
Merchandise held for installment sale	5,455	6,398
Property assets, net of accumulated depreciation of $638,635 and $611,120 in 2024 and 2023, respectively	259,036	273,118
Operating lease right-of-use assets	275,321	289,702
Deferred tax asset	69,832	72,032
Goodwill	289,750	289,750
Other intangible assets, net	277,326	301,398
Total assets	$2,620,279	$2,721,430
LIABILITIES
Accounts payable – trade	$114,001	$177,249
Accrued liabilities	268,111	322,905
Operating lease liabilities	283,813	293,435
Deferred tax liability	42,366	60,842
Senior debt, net	874,787	866,707
Senior notes, net	440,900	439,920
Total liabilities	2,023,978	2,161,058
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,716,438 and 125,415,059 shares issued in June 30, 2024 and December 31, 2023, respectively	1,107	1,100
Additional paid-in capital	1,477,685	1,459,709
Retained earnings	1,016,001	994,892
Treasury stock at cost, 71,060,928 shares in June 30, 2024 and December 31, 2023	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(7,526)	(4,363)
Total stockholders’ equity	596,301	560,372
Total liabilities and stockholders’ equity	$2,620,279	$2,721,430
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
Net earnings	—	—	—	27,687	—	—	27,687
Other comprehensive income	—	—	—	—	—	676	676
Exercise of stock options	35	—	855	—	—	—	855
Vesting of restricted share units, net of shares withheld for employee taxes	234	6	(6)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,978)	—	—	—	(2,978)
Stock-based compensation	—	—	11,940	—	—	—	11,940
Dividends declared	—	—	—	(20,257)	—	—	(20,257)
Balance at March 31, 2024	125,684	$1,106	$1,469,520	$1,002,322	$(1,890,966)	$(3,687)	$578,295
Net earnings	—	—	—	33,949	—	—	33,949
Other comprehensive loss	—	—	—	—	—	(3,839)	(3,839)
Exercise of stock options	9	—	194	—	—	—	194
Vesting of restricted share units, net of shares withheld for employee taxes	23	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised			(76)				(76)
Stock-based compensation	—	—	8,048	—	—	—	8,048
Dividends declared	—	—	—	(20,270)	—	—	(20,270)
Balance at June 30, 2024	125,716	$1,107	$1,477,685	$1,016,001	$(1,890,966)	$(7,526)	$596,301

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net earnings	—	—	—	47,330	—	—	47,330
Other comprehensive income	—	—	—	—	—	3,104	3,104
Exercise of stock options	55	1	683	—	—	—	684
Vesting of restricted share units, net of shares withheld for employee taxes	204	31	(31)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,535)	—	—	—	(2,535)
Stock-based compensation	—	—	115,681	—	—	—	115,681
Dividends declared	—	—	—	(19,068)	—	—	(19,068)
Balance at March 31, 2023	125,287	$1,112	$1,411,892	$1,105,451	$(1,840,591)	$(7,522)	$670,342
Net loss	—	—	—	(45,618)	—	—	(45,618)
Other comprehensive income	—	—	—	—	—	4,145	4,145
Exercise of stock options	19	—	371	—	—	—	371
Vesting of restricted share units, net of shares withheld for employee taxes	2	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,425	—	—	—	15,425
Dividends declared	—	—	—	(19,072)	—	—	(19,072)
Balance at June 30, 2023	125,308	$1,113	$1,427,687	$1,040,761	$(1,840,591)	$(3,377)	$625,593
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
(in thousands)
Cash flows from operating activities
Net earnings	$61,636	$1,712
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	639,709	571,076
Bad debt expense	9,459	11,833
Stock-based compensation expense	19,988	131,106
Depreciation of property assets	39,710	32,934
Loss on sale or disposal of property assets	537	366
Amortization of intangibles	24,072	29,012
Amortization of financing fees	3,017	3,164
Write-off of debt financing fees	4,817	—
Deferred income taxes	(15,248)	(78,822)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(598,621)	(514,053)
Receivables	(13,605)	1,237
Prepaid expenses and other assets	(1,779)	4,932
Operating lease right-of-use assets and lease liabilities	4,761	378
Accounts payable – trade	(63,248)	(51,939)
Accrued liabilities	(54,744)	(976)
Net cash provided by operating activities	60,461	141,960
Cash flows from investing activities
Purchase of property assets	(26,244)	(21,394)
Proceeds from sale of assets	140	5
Acquisitions of businesses	—	(39)
Net cash used in investing activities	(26,104)	(21,428)
Cash flows from financing activities
Exercise of stock options	1,050	1,055
Shares withheld for payment of employee tax withholdings	(3,054)	(2,535)
Debt issuance costs	(5,186)	—
Proceeds from debt	165,000	—
Repayments of debt	(160,375)	(134,218)
Dividends paid	(41,750)	(44,336)
Net cash used in financing activities	(44,315)	(180,034)
Effect of exchange rate changes on cash	(1,232)	2,162
Net decrease in cash and cash equivalents	(11,190)	(57,340)
Cash and cash equivalents at beginning of period	93,705	144,141
Cash and cash equivalents at end of period	$82,515	$86,801
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2 - Revenues
The following tables disaggregate our revenue for the periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$435,804	$430,566	$19,607	$—	$885,977
Merchandise sales	116,536	28,748	955	—	146,239
Installment sales	—	15,225	—	—	15,225
Franchise merchandise sales	—	—	—	21,082	21,082
Royalty income and fees	—	—	—	6,113	6,113
Other	454	364	306	750	1,874
Total revenues	$552,794	$474,903	$20,868	$27,945	$1,076,510

	Six Months Ended June 30, 2024
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$859,411	$860,150	$38,955	$—	$1,758,516
Merchandise sales	254,090	69,994	1,854	—	325,938
Installment sales	—	29,917	—	—	29,917
Merchandise sales	—	—	—	41,941	41,941
Royalty income and fees	—	—	—	12,676	12,676
Other	639	595	626	1,629	3,489
Total revenues	$1,114,140	$960,656	$41,435	$56,246	$2,172,477

	Three Months Ended June 30, 2023
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$368,576	$421,625	$17,355	$—	$807,556
Merchandise sales	95,513	28,298	892	—	124,703
Installment sales	—	15,900	—	—	15,900
Franchise merchandise sales	—	—	—	22,869	22,869
Royalty income and fees	—	—	—	6,587	6,587
Other	269	368	207	704	1,548
Total revenues	$464,358	$466,191	$18,454	$30,160	$979,163

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$732,742	$847,694	$33,837	$—	$1,614,273
Merchandise sales	214,884	71,086	1,722	—	287,692
Installment sales	—	31,747	—	—	31,747
Merchandise sales	—	—	—	45,696	45,696
Royalty income and fees	—	—	—	12,823	12,823
Other	580	672	324	1,417	2,993
Total revenues	$948,206	$951,199	$35,883	$59,936	$1,995,224
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At June 30, 2024 and December 31, 2023, we had $66.7 million and $68.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of installment sales at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At June 30, 2024 and December 31, 2023, we had $0.8 million and $1.1 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Franchise Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2024 and December 31, 2023, we had $2.5 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Note 3 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for each of the six months ended June 30, 2024 and 2023 were $5.3 million and $5.9 million, respectively.
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
Receivables consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Installment sales receivables	$60,122	$62,901
Trade and notes receivables(1)	68,779	62,358
Total receivables	128,901	125,259
Less allowance for doubtful accounts(2)	(13,751)	(14,254)
Total receivables, net of allowance for doubtful accounts	$115,150	$111,005
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $40.3 million and $36.8 million at June 30, 2024 and December 31, 2023, respectively.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.5 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively, and the allowance for doubtful accounts related to installment sales receivables was $12.3 million and $13.0 million at June 30, 2024 and December 31, 2023, respectively.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	June 30, 2024
Beginning allowance for doubtful accounts	$14,254
Bad debt expense(1)	9,460
Accounts written off, net of recoveries	(9,963)
Ending allowance for doubtful accounts	$13,751
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.
Note 4 - Income Taxes
The effective tax rate was 22.0% for the six months ended June 30, 2024, compared to 128.6% for the six months ended June 30, 2023. The reduction in the effective tax rate for the six months ended June 30, 2024 was primarily attributable to a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings in the form of restricted stock awards, compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets. Please reference Note 8 for additional information regarding the recognition of these restricted stock awards in our condensed consolidated financial statements. For tax purposes, restricted stock awards subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and are amortized over a period of 15 years from the date of acquisition.
Note 5 - Senior Debt
On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, providing for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”), as amended on September 21, 2021, June 15, 2023 and May 28, 2024, and an Asset Based Loan Credit Facility (the “ABL Credit Facility”), as amended August 10, 2022 and June 7, 2024, providing for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million. Commitments under the ABL Credit Facility may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate.
Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including third party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding senior debt, net in our Condensed Consolidated Balance Sheets.
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
On May 28, 2024 we entered into a Third Amendment to the Term Loan Facility, effective as of May 28, 2024. The amendment, in addition to certain other changes, effected a repricing of the applicable margin under the Term Loan Facility by reducing the applicable margin, with respect to any initial term loans, by 50 basis points from 3.25% to 2.75% and removing the credit spread adjustment that was previously included in the calculation of the adjusted Term SOFR rate for term benchmark loans.
In connection with the execution of the Third Amendment to the Term Loan Facility, we incurred approximately $2.0 million in debt issuance costs, including third party arrangement and other professional fees, of which approximately $1.8 million were expensed as debt refinance charges in our Condensed Consolidated Statement of Operations, and approximately $0.2 million were capitalized and recorded as a reduction to our outstanding senior debt in our Condensed Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $4.4 million in write-offs of unamortized debt issuance costs and original issue discount previously capitalized upon the issuance of the Term Loan Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Condensed Consolidated Statement of Operations.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On June 7, 2024, we entered into a Second Amendment to the ABL Credit Facility, effective as of June 7, 2024. The amendment, in addition to certain other changes, extended the maturity date for loans outstanding to June 7, 2029 (subject to certain springing maturity provisions).
In connection with the execution of the Second Amendment to the ABL Credit Facility, we incurred approximately $3.2 million in debt issuance costs, including third-party arrangement and other professional fees, which were capitalized and recorded as a reduction to our outstanding senior debt in our Condensed Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $0.4 million in write-offs of unamortized debt issuance costs previously capitalized upon the issuance of the ABL Credit Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Condensed Consolidated Statement of Operations.
As of June 30, 2024, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets was approximately $10.0 million and $0.9 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had $79.0 million in outstanding borrowings under our ABL Credit Facility at June 30, 2024 and borrowing capacity of $420.6 million, net of issued letters of credit of approximately $50.4 million. The amount outstanding under the Term Loan Facility was $806.7 million at June 30, 2024.
ABL Credit Facility
The ABL Credit Facility will mature on June 7, 2029, (subject to certain springing maturity provisions). We may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves.
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at June 30, 2024 was 7.43%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at June 30, 2024 was 0.375%. We paid $0.7 million of commitment fees during the second quarter of 2024.
Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029, at which time all amounts borrowed must be repaid. The obligations under the ABL Credit Facility are guaranteed by us and certain of our material wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations under the ABL Credit Facility and such guarantees are secured on a first-priority basis by all of our and our subsidiary guarantors’ accounts, inventory, deposit accounts, securities accounts, cash and cash equivalents, rental agreements, general intangibles (other than equity interests in our subsidiaries), chattel paper, instruments, documents, letter of credit rights, commercial tort claims related to the foregoing and other related assets and all proceeds thereof related to the foregoing, subject to permitted liens and certain exceptions (such assets, collectively, the “ABL Priority Collateral”) and a second-priority basis in substantially all other present and future tangible and intangible personal property of ours and the subsidiary guarantors, subject to certain exceptions.
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of June 30, 2024, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 8.09% at June 30, 2024.
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
The table below shows the scheduled maturity dates of our outstanding senior debt at June 30, 2024 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility(1)	Total
2024	$—	$—	$—
2025	—	—	—
2026	—	—	—
2027	—	—	—
2028	—	806,708	806,708
Thereafter	79,000	—	79,000
Total senior debt	$79,000	$806,708	$885,708
(1) Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 6 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of June 30, 2024, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $9.1 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2024 and December 31, 2023, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at June 30, 2024:

	June 30, 2024
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$430,290	$(19,710)
Note 8 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the six months ended June 30, 2024 and 2023, we recognized approximately $4.9 million and $118.7 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note 10 for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the six months ended June 30, 2024 and 2023, we recognized approximately $23.6 million and $28.5 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $7.9 million in incremental depreciation expense related to acquired technology assets during both the six months ended June 30, 2024 and 2023.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. Deployment of the new system across our lease-to-own store network began in the second quarter of 2024 and is expected to be complete in the third

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
quarter of 2024, at which time our existing point-of-sale software will be retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the current deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $6.1 million for the six months ended June 30, 2024.
Store Consolidations. During the first half of 2024, we closed 55 Rent-A-Center stores, resulting in pre-tax charges of $5.4 million in lease impairment charges, $0.6 million in disposal of fixed assets and $0.4 million in other miscellaneous shutdown and holding costs.
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the six months ended June 30, 2024 due to this letter agreement was approximately $1.7 million.
Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Acima acquired assets depreciation and amortization	$14,900	$18,233	$31,546	$36,467
Acima equity consideration vesting	—	9,276	4,893	118,749
Accelerated software depreciation	1,534	—	6,145	—
Asset impairments	5,382	—	6,028	—
Accelerated stock compensation	1,733	—	1,733	—
Legal settlement reserve	700	277	700	140
Other(1)	673	—	673	—
Total other gains and charges	$24,922	$27,786	$51,718	$155,356
(1) Primarily represents shutdown and holding expenses related to store closures.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Segment information as of and for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues
Acima	$552,794	$464,358	$1,114,140	$948,206
Rent-A-Center	474,903	466,191	960,656	951,199
Mexico	20,868	18,454	41,435	35,883
Franchising	27,945	30,160	56,246	59,936
Total revenues	$1,076,510	$979,163	$2,172,477	$1,995,224

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gross profit
Acima	$179,611	$159,687	$348,913	$314,832
Rent-A-Center	330,505	326,253	668,148	657,979
Mexico	15,011	13,047	29,727	25,436
Franchising	6,832	7,239	14,239	14,243
Total gross profit	$531,959	$506,226	$1,061,027	$1,012,490

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating profit
Acima	$69,991	$63,109	$121,902	$116,979
Rent-A-Center	67,033	78,914	141,807	147,875
Mexico	1,559	1,298	3,255	2,293
Franchising	4,529	4,979	7,893	9,739
Total segments	143,112	148,300	274,857	276,886
Corporate(1)	(62,457)	(64,269)	(132,440)	(227,968)
Total operating profit	$80,655	$84,031	$142,417	$48,918
(1) Includes stock compensation expense of $4.9 million recognized for the six months ended June 30, 2024 and $9.3 million and $118.7 million recognized for the three and six months ended June 30, 2023, respectively, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 10. These restricted stock agreements were fully vested during the three months ended March 31, 2024

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization
Acima(1)	$382	$416	$672	$843
Rent-A-Center	4,780	4,573	9,770	9,543
Mexico	388	293	734	535
Franchising	36	36	72	74
Total segments	5,586	5,318	11,248	10,995
Corporate(2)	7,032	7,279	14,843	14,483
Total depreciation and amortization	$12,618	$12,597	$26,091	$25,478
(1) Excludes amortization expense of approximately $10.9 million and $23.6 million for the three and six months ended June 30, 2024, and $14.3 million and $28.5 million for the three and six months ended June 30, 2023, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 8 for additional information.
(2) Excludes depreciation expense of approximately $5.5 million and $14.0 million for the three and six months ended June 30, 2024, and $3.9 million and $7.9 million for the three and six months ended June 30, 2023 recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to software acquired upon closing of the Acima Holdings acquisition and accelerated software depreciation. See Note 8 for additional information.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Capital expenditures
Acima	$989	$24	$1,208	$82
Rent-A-Center	6,263	2,788	10,454	5,765
Mexico	706	678	1,498	1,394
Franchising	—	—	—	1
Total segments	7,958	3,490	13,160	7,242
Corporate	6,469	8,370	13,084	14,152
Total capital expenditures	$14,427	$11,860	$26,244	$21,394

(in thousands)	June 30, 2024	December 31, 2023
On rent rental merchandise, net
Acima	$608,634	$606,912
Rent-A-Center	433,593	478,774
Mexico	22,715	24,210
Total on rent rental merchandise, net	$1,064,942	$1,109,896

(in thousands)	June 30, 2024	December 31, 2023
Held for rent rental merchandise, net
Acima	$248	$498
Rent-A-Center	117,684	112,129
Mexico	10,983	11,540
Total held for rent rental merchandise, net	$128,915	$124,167

(in thousands)	June 30, 2024	December 31, 2023
Assets by segment
Acima	$1,206,064	$1,221,845
Rent-A-Center	988,472	1,061,107
Mexico	59,001	57,347
Franchising	20,698	18,023
Total segments	2,274,235	2,358,322
Corporate	346,044	363,108
Total assets	$2,620,279	$2,721,430
Note 10 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the six months ended June 30, 2024 and 2023, and approximately $235.0 million remains available for repurchases under the current authorization at June 30, 2024.
Stock Based Compensation
We recognized $6.4 million and $6.1 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended June 30, 2024 and 2023, respectively, and $13.4 million and $12.4 million during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we granted 496,803 market-based performance units and 276,006 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2024 was $38.39 and $33.79, respectively.
In connection with the acquisition of Acima Holdings in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, were recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $4.9 million in stock compensation expense related to these restricted stock agreements during the six months ended June 30, 2024, and $9.3 million and $118.7 million during the three and six months ended June 30, 2023, respectively. These restricted stock agreements were fully vested during the three months ended March 31, 2024. Stock compensation expense recognized during the six months ended June 30, 2023 for these restricted stock agreements included $78.4 million attributable to the acceleration of vesting provisions, primarily related to former employee and Acima founder Aaron Allred’s transition from Executive Vice President of Acima to an advisory role in early 2023.
On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the three and six months ended June 30, 2024 due to this letter agreement was approximately $1.7 million and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
Note 11 - Contingencies
We, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations given the nature of our business. We regularly monitor developments related to these matters, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of the matters described below involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation. We cannot predict the ultimate resolution of our pending legal proceedings and governmental inquiries and investigations or other similar matters that may arise in the future given the nature of our business and the inherent uncertainty associated with legal proceedings and governmental inquiries and investigations, including those described below.
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
Consumer Financial Protection Bureau (“CFPB”) Investigation. In October 2020, prior to the December 2020 execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices from January 1, 2015 forward. The stated purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima responded to all CIDs and cooperated with the CFPB throughout their investigation.
In May 2023, in accordance with the CFPB’s Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB staff notified Acima that the staff may recommend that the CFPB take legal action against Acima based on allegations that Acima violated the Consumer Financial Protection Act of 2010; the Truth in Lending Act and its implementing regulation, Regulation Z; the Electronic Fund Transfer Act and its implementing regulation, Regulation E; and the Fair Credit Reporting

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Act and its implementing regulation, Regulation V, and seek remedies including restitution, disgorgement, damages, injunctive relief, and civil money penalties. In June 2023, Acima submitted its response to the NORA notice.
After the Company’s first quarter 2024 Form 10-Q filing, Acima was informed by the CFPB staff that the CFPB authorized “sue or settle” authority pursuant to the NORA process. The CFPB subsequently provided Acima with a settlement proposal. Although Acima engaged in discussions with the CFPB regarding its settlement demands, Acima’s efforts to negotiate a resolution were met with the CFPB’s threat of imminent commencement of litigation, refusal to meet with Acima in person to discuss a potential resolution, and what Acima believes are unsupportable demands.
As a result, on July 22, 2024, Acima filed a lawsuit against the CFPB in the U.S. District Court for the Eastern District of Texas. Acima seeks to halt what it contends is the CFPB’s unauthorized attempt to expand its authority as limited by federal law and usurp the long-standing, comprehensive state regulatory framework governing the lease-to-own industry. Acima filed this action reluctantly, only after concluding in its judgment that the CFPB was not prepared to settle with Acima on acceptable terms. On July 26, 2024, the CFPB filed a lawsuit against Acima and its former founder in the U.S. District Court for the District of Utah, alleging violations of the consumer financial protection laws and regulations described above in connection with the CFPB’s May 2023 NORA notice. The CFPB’s lawsuit seeks injunctive relief, unspecified monetary relief and civil penalties and other relief. Acima intends to vigorously defend itself against the litigation.
We cannot provide any assurance that Acima’s litigation against the CFPB will be successful or that Acima will be successful in defending against the CFPB’s litigation, and that the CFPB’s ongoing regulatory efforts will not lead to the imposition of financial and other relief, and/or require changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
In connection with our acquisition of Acima, $45 million of a $50 million initial holdback escrowed at the closing of the transaction remains available for fines, penalties or customer restitution paid in connection with a resolution of the CFPB matter, including an adverse litigation outcome. Although the CFPB’s complaint does not contain a specific monetary demand, the CFPB’s initial monetary settlement demand exceeded the remaining $45 million holdback by a substantial amount. Therefore, there can be no assurance that the remaining escrowed amount will be sufficient to address all covered losses that may ultimately be incurred for this matter. In addition, Acima expects to incur substantial legal and related expenses associated with this matter, which are not recoverable from the holdback amount.
Multi-State Attorneys’ General Investigation. In November 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions with officials at the lead attorneys’ general offices and, based on those discussions, it is our understanding that the investigation is looking at business practices within the virtual lease-to-own industry and includes multiple companies and, as it relates to Acima, involves forty states and the District of Columbia. In April 2022, we received a request for information and documents, and produced various records in response to the request. In March 2024, the multi-state attorneys’ general group presented their findings and allegations from their investigation to Acima. In May 2024, Acima submitted its response to the multi-state attorneys’ general group’s presentation.
After the Company’s first quarter 2024 Form 10-Q filing, Acima received a settlement proposal from the multi-state attorneys’ general group. As of the date of this Quarterly Report on Form 10-Q, although we would not be willing to agree to the initial monetary demand which we believe is unsupportable or agree to a number of the other terms presented by the multi-state attorneys’ general group, we expect to continue to discuss the potential resolution of this matter and have not yet determined the monetary and other terms of our anticipated next response to the multi-state attorneys’ general group. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and the nature of business practice changes, any settlement with the multi-state attorneys’ general group, or individual members of the group, can be achieved. If we are unable to reach agreement on terms acceptable to us and to the various states involved in the group, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
New York Attorney General Investigation. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020, prior to our acquisition of Acima Holdings, seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. Acima received additional subpoenas from the NYAG in August 2021 and July 2023. Since receiving the subpoenas, we have cooperated with the NYAG in connection with its investigation. In March 2023, the NYAG provided Acima with a proposed assurance of discontinuance alleging violations of

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
certain consumer laws, seeking injunctive relief regarding certain business practices, and seeking payment of unspecified amounts for restitution and civil penalties. In April 2023, Acima submitted its response to the NYAG’s proposed assurance of discontinuance. In February 2024, Acima provided a settlement proposal to the NYAG. In March 2024, the NYAG presented Acima with an initial monetary demand for settlement purposes. We have also had discussions with the NYAG regarding their demands for injunctive relief regarding certain business practices. As of the date of this Quarterly Report on Form 10-Q, although we would not be willing to agree to the initial monetary demand which we believe is unsupportable or agree to a number of the other terms presented by the NYAG, we expect to continue to discuss the potential resolution of this matter with the NYAG to attempt to arrive at terms that would be acceptable to us and have submitted an updated proposal to the NYAG regarding the non-monetary terms, which the parties are presently focusing on addressing to determine if agreement can be reached prior to addressing the monetary terms. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and the nature of business practice changes, any settlement with the NYAG can be achieved. If we are unable to reach agreement on terms acceptable to us and to the NYAG, the NYAG has indicated an intention to bring an action which is likely to include both the alleged violations and the requested relief in the NYAG’s proposed assurance of discontinuance. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
McBurnie Litigation. We are a defendant in a putative class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs allege that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs seek unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is currently pending in the United States District Court for the Northern District of California. In November 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court proceedings were stayed. In March 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. Plaintiffs have since notified the District Court that they do not intend to pursue their claims regarding the expedited payment fee. In June 2024, we filed a petition for certiorari with the U.S. Supreme Court, appealing the decision from the Court of Appeals. At the same time, proceedings before the District Court have resumed and there is no longer a stay in place at the District Court. We intend to continue to vigorously defend this case. We are currently unable to predict the eventual timing or outcome of this litigation, including whether the U.S. Supreme Court will grant our petition for certiorari and, if so, the ultimate decision from the U.S. Supreme Court.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 12 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net earnings (loss)	$33,949	$(45,618)	$61,636	$1,712
Denominator:
Weighted-average shares outstanding	54,650	55,242	54,597	55,199
Effect of dilutive stock awards(1) (2)	1,192	—	1,231	1,375
Weighted-average dilutive shares	55,842	55,242	55,828	56,574

Basic earnings (loss) per common share	$0.62	$(0.83)	$1.13	$0.03
Diluted earnings (loss) per common share(1)	$0.61	$(0.83)	$1.10	$0.03
Anti-dilutive securities excluded from diluted earnings (loss) per common share:
Anti-dilutive restricted share units	1	624	1	47
Anti-dilutive performance share units	488	1,334	488	789
Anti-dilutive stock options	57	739	57	225
(1) Weighted-average dilutive shares outstanding for the six months ended June 30, 2023, includes approximately 0.7 million common shares, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
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
Executive Summary
Our Strategy
Our strategy is focused on achieving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:
•Grow penetration with current Acima retail partners and build on our strength with small to medium size businesses while also adding new national and regional retail partners to our platform and expanding our direct-to-consumer channels;
•At Rent-A-Center, accelerate the shift to e-commerce, improve the fully integrated omni-channel customer experience and expand product categories, which we expect will increase brand awareness and customer loyalty;
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across business segments;
•Upgrade and integrate technology platforms to allow for a more simplified and seamless consumer experience, retail partner and third-party waterfall integration and consumer transaction process and coworker efficiency;
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
Recent Developments
Dividend. On June 5, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.37 per share for the third quarter of 2024. The dividend was paid on July 9, 2024 to our common stockholders of record as of the close of business on June 18, 2024.
Term Loan Facility Amendment. On May 28, 2024 we entered into a Third Amendment to the Term Loan Facility, effective as of May 28, 2024. The amendment effected a repricing of the applicable margin under the Term Loan Facility by reducing the applicable margin, with respect to any initial term loans, by 50 basis points from 3.25% to 2.75% and removing the credit spread adjustment that was previously included in the calculation of the adjusted Term SOFR rate for term benchmark loans.
ABL Facility Amendment. On June 7, 2024, we entered into a Second Amendment to the ABL Credit Facility, effective as of June 7, 2024. The amendment extended the maturity date for loans outstanding to June 7, 2029 (subject to certain springing maturity provisions).
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
Rent-A-Center E-commerce revenue. In recent years, e-commerce revenues increased as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the six months ended June 30, 2024 and 2023, e-commerce revenues represented approximately 26% of total lease-to-own revenues. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the six months ended June 30, 2024 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Key Metrics
Gross Merchandise Volume (“GMV”): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Acima segment that is leased to customers through a transaction that occurs within a defined period, net of estimated cancellations as of the measurement date.
Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center stores and e-commerce platform at the end of any given period.
Same Store Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our e‑commerce platform and Rent-A-Center stores that were operated by us for 13 months or more at the end of any given period. The Company excludes from the same store base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store base in the 30th full month following account transfer.
Same Store Sales: Same store sales generally represents revenue earned in Rent-A-Center stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. The Company excludes from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 30th full month following account transfer.
Lease Charge-Offs (“LCOs”) (previously referred to as “skip / stolen losses”): Represents charge-offs of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenues for the applicable period. For the Rent-A-Center segment, LCOs exclude Get It Now and Home Choice locations.
Overview
The following briefly summarizes certain of our financial information for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
During the first six months of 2024, consolidated revenues and gross profit increased by approximately $177.3 million and $48.5 million, respectively, primarily due to an increase in the Acima segment revenues described below. Operating profit increased by approximately $93.5 million, primarily due to a decrease in other gains and charges of $103.7 million in addition to the increase in gross profit noted above, partially offset by an increase in non-labor operating expenses of $39.9 million, general and administrative expenses of $12.2 million and operating labor of $5.9 million.
The Acima segment revenues increased approximately $165.9 million for the six months ended June 30, 2024, due to increases in rentals and fees revenues and merchandise sales of $126.7 million and $39.2 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in retail partner locations and productivity, which resulted in more leases per retail partner, and expanded direct-to-consumer offerings. Operating profit increased approximately $4.9 million for the six months ended June 30, 2024, primarily due to an increase in gross profit of $34.1 million, partially offset by an increase in non-labor operating expenses of approximately $32.7 million. See “Segment Performance” below for further discussion of Acima segment operating results for the six months ended June 30, 2024.

Revenues in our Rent-A-Center segment increased approximately $9.5 million for the six months ended June 30, 2024 due to an increase in same store sales of 1.6% driven by an increase in rentals and fees revenues of $12.5 million, partially offset by a decrease in merchandise sales of $1.1 million. Operating profit decreased approximately $6.1 million for the six months ended June 30, 2024, primarily due to an increase in non-labor operating expenses and other gains and charges of $6.6 million and $6.5 million, respectively, partially offset by an increase in gross profit of approximately $10.2 million. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the six months ended June 30, 2024.
The Mexico segment revenues increased by 15.5% for the six months ended June 30, 2024, contributing to an increase in gross profit of 16.9%, or $4.3 million, primarily due to a 7.4% increase in same store sales driven by an increase in rentals and fees revenues of $5.1 million. Operating profit increased $1.0 million for the six months ended June 30, 2024, primarily due to the increase in gross profit described above, partially offset by an increase in general and administrative expenses and operating labor costs of approximately $1.6 million and $1.4 million, respectively. See “Segment Performance” below for further discussion of Mexico segment operating results for the six months ended June 30, 2024.
Revenues for the Franchising segment decreased $3.7 million for the six months ended June 30, 2024, primarily due to a decrease in merchandise sales of $3.8 million. See “Segment Performance” below for further discussion of Franchising segment operating results for the six months ended June 30, 2024.
Cash flow from operations was $60.5 million for the six months ended June 30, 2024. As of June 30, 2024, we held $82.5 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues
Rentals and fees	$885,977	$807,556	$78,421	9.7%	$1,758,516	$1,614,273	$144,243	8.9%
Merchandise sales	146,239	124,703	21,536	17.3%	325,938	287,692	38,246	13.3%
Installment sales	15,225	15,900	(675)	(4.2)%	29,917	31,747	(1,830)	(5.8)%
Franchise merchandise sales	21,082	22,869	(1,787)	(7.8)%	41,941	45,696	(3,755)	(8.2)%
Royalty income and fees	6,113	6,587	(474)	(7.2)%	12,676	12,823	(147)	(1.1)%
Other	1,874	1,548	326	21.1%	3,489	2,993	496	16.6%
Total revenues	1,076,510	979,163	97,347	9.9%	2,172,477	1,995,224	177,253	8.9%
Cost of revenues
Cost of rentals and fees	338,554	291,696	46,858	16.1%	665,702	588,842	76,860	13.1%
Cost of merchandise sold	179,372	152,682	26,690	17.5%	392,941	336,942	55,999	16.6%
Cost of installment sales	5,512	5,638	(126)	(2.2)%	10,800	11,257	(457)	(4.1)%
Franchise cost of merchandise sold	21,113	22,921	(1,808)	(7.9)%	42,007	45,693	(3,686)	(8.1)%
Total cost of revenues	544,551	472,937	71,614	15.1%	1,111,450	982,734	128,716	13.1%
Gross profit	531,959	506,226	25,733	5.1%	1,061,027	1,012,490	48,537	4.8%
Operating expenses
Operating labor	156,181	151,901	4,280	2.8%	314,317	308,390	5,927	1.9%
Non-labor operating expenses	203,945	181,101	22,844	12.6%	417,747	377,812	39,935	10.6%
General and administrative expenses	53,638	48,810	4,828	9.9%	108,737	96,536	12,201	12.6%
Depreciation and amortization	12,618	12,597	21	0.2%	26,091	25,478	613	2.4%
Other gains and charges	24,922	27,786	(2,864)	(10.3)%	51,718	155,356	(103,638)	(66.7)%
Total operating expenses	451,304	422,195	29,109	6.9%	918,610	963,572	(44,962)	(4.7)%
Operating profit	80,655	84,031	(3,376)	(4.0)%	142,417	48,918	93,499	191.1%
Debt refinancing charges	6,604	—	6,604	100.0%	6,604	—	6,604	100.0%
Interest expense, net	27,618	27,231	387	1.4%	56,806	54,911	1,895	3.5%
Earnings (loss) before income taxes	46,433	56,800	(10,367)	(18.3)%	79,007	(5,993)	85,000	nm
Income tax expense (benefit)	12,484	102,418	(89,934)	(87.8)%	17,371	(7,705)	25,076	325.5%
Net earnings (loss)	$33,949	$(45,618)	$79,567	174.4%	$61,636	$1,712	$59,924	nm
nm - percent change is not meaningful for comparison
Three Months Ended June 30, 2024, compared to Three Months Ended June 30, 2023
Revenue. Total revenues increased by $97.3 million, or 9.9%, to $1,076.5 million for the three months ended June 30, 2024, from $979.2 million for the three months ended June 30, 2023. This increase was primarily due to an increase of approximately $88.4 million in the Acima segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2024 increased by $46.9 million, or 16.1%, to $338.6 million as compared to $291.7 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase of approximately $42.6 million and $3.8 million in the Acima and Rent-A-Center segments, respectively, driven by an increase in rentals and fees revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 38.2% for the three months ended June 30, 2024, as compared to 36.1% for the three months ended June 30, 2023.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $26.7 million, or 17.5%, to $179.4 million for the three months ended June 30, 2024, from $152.7 million for the three months ended June 30, 2023, primarily attributable to an increase of $25.9 million in the Acima segment, driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (22.7)% for the three months ended June 30, 2024, from (22.4)% for the three months ended June 30, 2023.
Gross Profit. Gross profit increased by $25.8 million, or 5.1%, to $532.0 million for the three months ended June 30, 2024, from $506.2 million for the three months ended June 30, 2023, primarily due to increases of $19.9 million and $4.3 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 49.4% for the three months ended June 30, 2024, as compared to 51.7% for the three months ended June 30, 2023.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor increased by $4.3 million, or 2.8%, to $156.2 million for the three months ended June 30, 2024, as compared to $151.9 million for the three months ended June 30, 2023, primarily due to an increase of $2.6 million and $1.2 million in the Rent-A-Center and Acima segments, respectively. Operating labor expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 14.9% for the three months ended June 30, 2024, as compared to 16.0% for the three months ended June 30, 2023.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $22.8 million, or 12.6%, to $203.9 million for the three months ended June 30, 2024, as compared to $181.1 million for the three months ended June 30, 2023, due to an increase of $15.0 million in the Acima segment, primarily attributable to an increase of $12.7 million in merchandise losses. Non-labor operating expenses expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 19.4% for the three months ended June 30, 2024, compared to 19.1% for the three months ended June 30, 2023.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $4.8 million, or 9.9%, to $53.6 million for the three months ended June 30, 2024, as compared to $48.8 million for the three months ended June 30, 2023, primarily due to increases in overhead labor costs. General and administrative expenses expressed as a percentage of total revenue was 5.0% for both the three months ended June 30, 2024 and 2023.
Other Gains and Charges. Other gains and charges decreased by $2.9 million, or 10.3%, to $24.9 million for the three months ended June 30, 2024, as compared to $27.8 million for the three months ended June 30, 2023. The decrease in other gains and charges was driven primarily by a decrease of $9.3 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in connection with the acquisition of Acima Holdings for the three months ended June 30, 2024, as compared to the prior year period. The decrease in other gains and charges was also due to a decrease of $3.3 million in depreciation and amortization of acquired software and intangible assets, partially offset by $5.4 million in lease impairment charges and fixed asset disposal, $1.7 million in accelerated stock compensation expense related to our letter agreement with the Company's Chief Executive Officer and $1.5 million in accelerated software depreciation for the three months ended June 30, 2024.
Operating Profit. Operating profit decreased by $3.3 million, or 4.0%, to $80.7 million for the three months ended June 30, 2024, as compared to $84.0 million for the three months ended June 30, 2023, primarily due to the increase in non-labor operating expenses, partially offset by an increase in gross profit as described above. Operating profit expressed as a percentage of total revenue was 7.5% for the three months ended June 30, 2024, compared to 8.6% for the three months ended June 30, 2023.
Income Tax Expense. Income tax expense decreased by $89.9 million to $12.5 million for the three months ended June 30, 2024, as compared to $102.4 million for the three months ended June 30, 2023, primarily due to a lower effective tax rate for the three months ended June 30, 2024, attributable to a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings, compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets. Income tax expense further decreased as a result of lower earnings before income taxes for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Six Months Ended June 30, 2024, compared to Six Months Ended June 30, 2023
Revenue. Total revenue increased by $177.3 million, or 8.9%, to $2,172.5 million for the six months ended June 30, 2024, from $1,995.2 million for the six months ended June 30, 2023. The increase was primarily due to increases of approximately $165.9 million and $9.5 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below.

Cost of Rentals and Fees. Cost of rentals and fees for the six months ended June 30, 2024 increased by $76.9 million, or 13.1%, to $665.7 million, as compared to $588.8 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of approximately $76.1 million in the Acima segment, driven by an increase in rentals and fees revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 37.9% for the six months ended June 30, 2024, as compared to 36.5% for the six months ended June 30, 2023.
Cost of Merchandise Sold. Cost of merchandise sold increased by $56.0 million, or 16.6%, to $392.9 million for the six months ended June 30, 2024, from $336.9 million for the six months ended June 30, 2023, primarily attributable to an increase of $55.7 million in the Acima segment, driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (20.6)% for the six months ended June 30, 2024, from (17.1)% for the six months ended June 30, 2023.
Gross Profit. Gross profit increased by $48.5 million, or 4.8%, to $1,061.0 million for the six months ended June 30, 2024, from $1,012.5 million for the six months ended June 30, 2023, due primarily to increases of $34.1 million and $10.2 million in the Acima and Rent-A-Center segments, respectively as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.8% for the six months ended June 30, 2024, as compared to 50.7% for the six months ended June 30, 2023.
Operating Labor. Operating labor increased by $5.9 million, or 1.9%, to $314.3 million for the six months ended June 30, 2024, as compared to $308.4 million for the six months ended June 30, 2023, primarily due to an increase of $3.2 million in the Rent-A-Center segment. Operating labor expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 14.8% for the six months ended June 30, 2024, as compared to 15.9% for the six months ended June 30, 2023.
Non-Labor Operating Expenses. Non-labor operating expenses increased by $39.9 million, or 10.6%, to $417.7 million for the six months ended June 30, 2024, as compared to $377.8 million for the six months ended June 30, 2023, primarily due to an increase of $32.7 million in the Acima segment, including an increase of $24.0 million in merchandise losses. Non-labor operating expenses expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 19.7% for the six months ended June 30, 2024, as compared to 19.5% for the six months ended June 30, 2023.
General and Administrative Expenses. General and administrative expenses increased by $12.2 million, or 12.6%, to $108.7 million for the six months ended June 30, 2024, as compared to $96.5 million for the six months ended June 30, 2023, primarily due to increases in overhead labor. General and administrative expenses expressed as a percentage of total revenue were 5.0% for the six months ended June 30, 2024, compared to 4.8% for the six months ended June 30, 2023.
Other Gains and Charges. Other gains and charges decreased by $103.7 million to $51.7 million for the six months ended June 30, 2024, as compared to $155.4 million for the six months ended June 30, 2023. The decrease in other gains and charges was driven primarily by a decrease of $113.8 million in stock compensation expense recognized for the six months ended June 30, 2023, related to restricted stock issued in connection with the Acima Holdings acquisition. The decrease in other gains and charges was also due to a decrease of $4.9 million in depreciation and amortization of acquired software and intangible assets, partially offset by $6.1 million in accelerated software depreciation and $6.0 million in lease impairment charges and fixed asset disposal for the six months ended June 30, 2024.
Operating Profit. Operating profit increased by $93.5 million to $142.4 million for the six months ended June 30, 2024, as compared to $48.9 million for the six months ended June 30, 2023, primarily due to the decrease in other gains and charges and increase in gross profit, partially offset by increases in non-labor operating expenses and general and administrative expenses, as described above. Operating profit expressed as a percentage of total revenue was 6.6% for the six months ended June 30, 2024, compared to 2.5% for the six months ended June 30, 2023.
Income Tax Expense (benefit). Income tax expense increased by $25.1 million to $17.4 million for the six months ended June 30, 2024, as compared to $(7.7) million for the six months ended June 30, 2023, primarily due to the increase in earnings before income taxes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and a lower effective tax rate for the six months ended June 30, 2024, driven by a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings, compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets.

Segment Performance
Acima segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$552,794	$464,358	$88,436	19.0%	$1,114,140	$948,206	$165,934	17.5%
Gross profit	179,611	159,687	19,924	12.5%	348,913	314,832	34,081	10.8%
Operating profit	69,991	63,109	6,882	10.9%	121,902	116,979	4,923	4.2%
Gross merchandise volume(1)	450,108	372,120	77,988	21.0%	867,665	720,295	147,370	20.5%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to increases in rentals and fees revenues of $67.2 million and $126.7 million, respectively, and increases in merchandise sales revenue of $21.0 million and $39.2 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in retail partner locations and productivity, which resulted in more leases per retail partner, in addition to expanded direct-to-consumer offerings.
Gross Profit. Gross profit increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 32.5% and 31.3% for the three and six months ended June 30, 2024, compared to 34.4% and 33.2% for the three and six months ended June 30, 2023, primarily due to the conversion of Acceptance Now locations to the Acima platform, and an increase in merchandise sales resulting from a larger portfolio at the beginning of 2024 compared to 2023.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 12.7% and 10.9% for the three and six months ended June 30, 2024 compared to 13.6% and 12.3% for the three and six months ended June 30, 2023. The decrease in operating profit was primarily due to increases in non-labor operating expense of approximately $15.0 million and $32.7 million for the three and six months ended June 30, 2024, respectively, partially offset by the increases in gross profit described above. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of revenues, were approximately 9.6% for both the three and six months ended June 30, 2024, compared to 8.9% for both the three and six months ended June 30, 2023. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were negligible for the three and six months ended June 30, 2024 and 2023.
Rent-A-Center segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$474,903	$466,191	$8,712	1.9%	$960,656	$951,199	$9,457	1.0%
Gross profit	330,505	326,253	4,252	1.3%	668,148	657,979	10,169	1.5%
Operating profit	67,033	78,914	(11,881)	(15.1)%	141,807	147,875	(6,068)	(4.1)%
Lease portfolio value(1)					139,698	139,312	386	0.3%
Same store lease portfolio value(1)					126,576	124,779	1,797	1.4%
Change in same store revenue(1)				2.6%				1.6%
Stores in same store revenue calculation				1,636				1,636
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three and six months ended June 30, 2024, as compared to three and six months ended June 30, 2023, were primarily due to increases in same store sales of 2.6% and 1.6%, respectively, driven by increases in rentals and fees revenues of $8.9 million and $12.5 million, respectively, primarily attributable to an increase in same store lease portfolio value.

Gross Profit. Gross profit increased for the three and six months ended June 30, 2024, as compared to three and six months ended June 30, 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues was 69.6% for both the three and six months ended June 30, 2024, as compared to 70.0% and 69.2% for the three and six months ended June 30, 2023, respectively.
Operating Profit. Operating profit as a percentage of segment revenues was 14.1% and 14.8% for the three and six months ended June 30, 2024, respectively, compared to 16.9% and 15.5% for the three and six months ended June 30, 2023. The decrease in operating margin for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively, was primarily due to store technology investments and elevated insurance costs. Merchandise losses in our Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.2% and 4.5% for the three and six months ended June 30, 2024, compared to 4.5% and 4.7% for the three and six months ended June 30, 2023. Merchandise losses in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.6% and 1.3% for the three and six months ended June 30, 2024, respectively compared to approximately 1.4% for both of the corresponding periods in 2023. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$20,868	$18,454	$2,414	13.1%	$41,435	$35,883	$5,552	15.5%
Gross profit	15,011	13,047	1,964	15.1%	29,727	25,436	4,291	16.9%
Operating profit	1,559	1,298	261	20.1%	3,255	2,293	962	42.0%
Change in same store revenue(1)				9.2%				7.4%
Stores in same store revenue calculation				120				120
(1) See Key Metrics described above for additional information.
Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $0.7 million and $2.5 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. On a constant currency basis, revenues for the three and six months ended June 30, 2024 increased approximately $1.7 million and $3.1 million, respectively, compared to the three and six months ended June 30, 2023.
Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $0.4 million and $1.8 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. On a constant currency basis, gross profit for the three and six months ended June 30, 2024 increased by approximately $1.6 million and $2.5 million, respectively, as compared to the three and six months ended June 30, 2023. Gross profit as a percentage of segment revenues was 71.9% and 71.7% for the three and six months ended June 30, 2024, compared to 70.7% and 70.9% for the three and six months ended June 30, 2023.
Operating Profit. Operating profit was minimally impacted by exchange rate fluctuations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Operating profit was positively impacted by exchange rate fluctuations of approximately $0.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. On a constant currency basis, operating profit for the three and six months ended June 30, 2024 increased by approximately $0.3 million and $0.8 million, respectively, as compared to the three and six months ended June 30, 2023. Operating profit as a percentage of segment revenues increased to 7.5% and 7.9% for the three and six months ended June 30, 2024, respectively, compared to 7.0% and 6.4% for the three and six months ended June 30, 2023, respectively, primarily due to lower LCOs.

Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$27,945	$30,160	$(2,215)	(7.3)%	$56,246	$59,936	$(3,690)	(6.2)%
Gross profit	6,832	7,239	(407)	(5.6)%	14,239	14,243	(4)	—%
Operating profit	4,529	4,979	(450)	(9.0)%	7,893	9,739	(1,846)	(19.0)%
Revenues. Revenues decreased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to decreases in merchandise purchases by franchisees of $1.8 million and $3.8 million, respectively.
Gross Profit. Gross profit as a percentage of segment revenues increased to 24.4% and 25.3% for the three and six months ended June 30, 2024, respectively, compared to 24.0% and 23.8% for the three and six months ended June 30, 2023, respectively, primarily due to the changes in allocation of merchandise sales compared to royalty and fee revenue.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 16.2% and 14.0% for the three and six months ended June 30, 2024, respectively, compared to 16.5% and 16.2% for the three and six months ended June 30, 2023, respectively. The decrease in operating profit as a percentage of segment revenues for the three and six months ended June 30, 2024 is primarily due to the changes in allocation of merchandise sales compared to royalty and fee revenue. The decrease for the six months ended June 30, 2024 is also due to an increase in segment operating expenses of $1.8 million, compared to the six months ended June 30, 2023.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2024, we generated $60.5 million in operating cash flow and used cash in the amount of $160.4 million for debt repayments, $41.8 million for dividends and $26.2 million for capital expenditures, partially offset by cash proceeds from indebtedness of $165.0 million. We ended the second quarter of 2024 with $82.5 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion.
Analysis of Cash Flow. Cash provided by operating activities decreased by $81.5 million to $60.5 million for the six months ended June 30, 2024, from $142.0 million for the six months ended June 30, 2023, primarily due to an increase in our inventory purchases driven by increased consumer demand.
Cash used in investing activities increased to $26.1 million for the six months ended June 30, 2024, compared to $21.4 million for the six months ended June 30, 2023, primarily due to higher investment in store-related assets in our Rent-A-Center segment for the six months ended June 30, 2024.
Cash used in financing activities decreased to $44.3 million for the six months ended June 30, 2024, compared to $180.0 million for the six months ended June 30, 2023, primarily due to an increase in borrowings under the ABL Credit Facility of $165.0 million, partially offset by an increase in debt repayments of $26.2 million for the six months ended June 30, 2024.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, which are impacted by consumer demand for our lease-to-own solutions. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At July 25, 2024, we had approximately $54.8 million in cash on hand, and $410.6 million available under our ABL Credit Facility.

Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Lease charge-offs	$77,284	$67,416	$158,627	$139,450
Other merchandise losses(1)	8,302	6,439	15,303	14,529
Total merchandise losses	$85,586	$73,855	$173,930	$153,979
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $26.2 million and $21.4 million on capital expenditures during the six months ended June 30, 2024 and 2023, respectively. The increase of $4.8 million is primarily due to higher investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. The table below summarizes the store location activity for the six-month period ended June 30, 2024 for our Rent-A-Center, Mexico and Franchising operating segments.

	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,839	131	440	2,410
New location openings	2	—	1	3
Closed locations
Merged with existing locations	(56)	—	—	(56)
Sold or closed with no surviving location	(1)	—	(22)	(23)
Locations at end of period	1,784	131	419	2,334
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on June 7, 2024, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of July 25, 2024, was 7.43%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on May 28, 2024, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of July 25, 2024 was 8.09%.

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
At July 25, 2024, we had outstanding borrowings of $806.7 million under the Term Loan Facility and available commitments of $410.6 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of June 30, 2024, our total remaining obligation for existing store lease contracts was approximately $337.9 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of June 30, 2024, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $2.1 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2027 with rental rates adjusted periodically for inflation. As of June 30, 2024, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $4.0 million.
Uncertain Tax Position. As of June 30, 2024, we have recorded $1.0 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of June 30, 2024, unless otherwise discussed (including with respect to ASU 2023-07), we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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
As of June 30, 2024, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $806.7 million outstanding under the Term Loan Facility and $79.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate. Carrying value approximates fair value for such indebtedness. Based on our overall interest rate exposure at June 30, 2024, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.9 million additional annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of June 30, 2024.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
We, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations given the nature of our business. We regularly monitor developments related to these matters, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of the matters described herein involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation. We cannot predict the ultimate resolution of our pending legal proceedings and governmental inquiries and investigations or other similar matters that may arise in the future given the nature of our business and the inherent uncertainty associated with legal proceedings and governmental inquiries and investigations. Please see Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings and governmental inquiries.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Certain of our officers have made, or may make, elections to participate in, or are participating in, the Company’s stock investment option and dividend reinvestment available through the Company’s 401(k) plan. In addition, certain of our officers and directors may from time to time make elections to have shares withheld to cover withholding taxes owed in connection with long-term incentive plan awards or to pay the exercise price of options or make standing elections to reinvest dividends received on our shares or long-term incentive plan awards held by them, which may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, or may constitute “non-Rule 10b5–1 trading arrangements” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated May 19, 2004 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated June 8, 2021 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of June 9, 2021.)

3.4
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated February 21, 2023 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of February 23, 2023.)

3.5*	Certificate of Amendment to the Certificate of Incorporation of the registrant, dated June 4, 2024

3.6	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated as of June 5, 2024.)

3.7
Certificate of Designations of Series D Preferred Stock of the registrant, dated march 28, 2017 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of March 31, 2017.)

3.8
Certificate of Correction to the Certificate of Elimination of the Series A Preferred Stock of the registrant, dated June 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated as of June 5 2024.)

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of the registrant’s Common Stock (incorporated herein by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.2	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 dated as of June 7, 2023.)

4.3
Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of February 17, 2021.)

Material Contracts

10.1
Third Amendment to Term Loan Credit Agreement, dated as of May 28, 2024, by and among Upbound Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of May 29, 2024.)

10.2
Second Amendment to ABL Credit Agreement, dated as of June 7, 2024, by and among Upbound Group, Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of June 10, 2024.)

10.3
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
Date: August 1, 2024