Form 10-Q
period 2024-09-30
UPBOUND GROUP, INC.
filed 2024-10-31
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2024:

Class	Outstanding
Common stock, $.01 par value	54,699,602

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Revenues
Rentals and fees	$877,831	$806,766	$2,636,347	$2,421,039
Merchandise sales	150,752	127,564	476,690	415,256
Installment sales	14,416	13,444	44,333	45,191
Franchise merchandise sales	18,195	24,082	60,136	69,778
Royalty income and fees	5,863	5,813	18,539	18,636
Other	1,802	1,429	5,291	4,422
Total revenues	1,068,859	979,098	3,241,336	2,974,322
Cost of revenues
Cost of rentals and fees	342,392	296,820	1,008,094	885,662
Cost of merchandise sold	191,875	155,937	584,816	492,879
Cost of installment sales	5,256	5,102	16,056	16,359
Franchise cost of merchandise sold	18,250	24,073	60,257	69,766
Total cost of revenues	557,773	481,932	1,669,223	1,464,666
Gross profit	511,086	497,166	1,572,113	1,509,656
Operating expenses
Operating labor	152,635	152,080	466,952	460,470
Non-labor operating expenses	196,010	191,455	613,757	569,267
General and administrative expenses	51,464	53,898	160,201	150,434
Depreciation and amortization	12,770	12,624	38,861	38,102
Other gains and charges	28,148	29,057	79,866	184,413
Total operating expenses	441,027	439,114	1,359,637	1,402,686
Operating profit	70,059	58,052	212,476	106,970
Debt refinancing charges	—	—	6,604	—
Interest expense	26,801	27,887	85,163	84,233
Interest income	(897)	(1,255)	(2,453)	(2,690)
Earnings before income taxes	44,155	31,420	123,162	25,427
Income tax expense	13,295	27,057	30,666	19,352
Net earnings	$30,860	$4,363	$92,496	$6,075
Basic earnings per common share	$0.56	$0.08	$1.69	$0.11
Diluted earnings per common share	$0.55	$0.08	$1.66	$0.11
Cash dividends declared per common share	$0.37	$0.34	$1.11	$1.02

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Net earnings	$30,860	$4,363	$92,496	$6,075
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(675) and $(725), $(1,516) and $1,202 for the three and nine months ended September 30, 2024 and 2023, respectively	(2,540)	(2,729)	(5,703)	4,520
Total other comprehensive (loss) income	(2,540)	(2,729)	(5,703)	4,520
Comprehensive income	$28,320	$1,634	$86,793	$10,595
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$85,054	$93,705
Receivables, net of allowance for doubtful accounts of $13,773 and $14,254 in 2024 and 2023, respectively	121,645	111,005
Prepaid expenses and other assets	74,442	50,259
Rental merchandise, net
On rent	1,016,716	1,109,896
Held for rent	123,055	124,167
Merchandise held for installment sale	5,572	6,398
Property assets, net of accumulated depreciation of $640,997 and $611,120 in 2024 and 2023, respectively	258,075	273,118
Operating lease right-of-use assets	269,307	289,702
Deferred tax asset	68,702	72,032
Goodwill	289,750	289,750
Other intangible assets, net	266,172	301,398
Total assets	$2,578,490	$2,721,430
LIABILITIES
Accounts payable – trade	$124,805	$177,249
Accrued liabilities	281,985	322,905
Operating lease liabilities	277,318	293,435
Deferred tax liability	46,910	60,842
Senior debt, net	794,257	866,707
Senior notes, net	441,395	439,920
Total liabilities	1,966,670	2,161,058
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,756,530 and 125,415,059 shares issued in September 30, 2024 and December 31, 2023, respectively	1,107	1,100
Additional paid-in capital	1,485,165	1,459,709
Retained earnings	1,026,580	994,892
Treasury stock at cost, 71,060,928 shares in September 30, 2024 and December 31, 2023	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(10,066)	(4,363)
Total stockholders’ equity	611,820	560,372
Total liabilities and stockholders’ equity	$2,578,490	$2,721,430
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
Net earnings	—	—	—	27,687	—	—	27,687
Other comprehensive income	—	—	—	—	—	676	676
Exercise of stock options	35	—	855	—	—	—	855
Vesting of restricted share units, net of shares withheld for employee taxes	234	6	(6)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,978)	—	—	—	(2,978)
Stock-based compensation	—	—	11,940	—	—	—	11,940
Dividends declared	—	—	—	(20,257)	—	—	(20,257)
Balance at March 31, 2024	125,684	$1,106	$1,469,520	$1,002,322	$(1,890,966)	$(3,687)	$578,295
Net earnings	—	—	—	33,949	—	—	33,949
Other comprehensive loss	—	—	—	—	—	(3,839)	(3,839)
Exercise of stock options	9	—	194	—	—	—	194
Vesting of restricted share units, net of shares withheld for employee taxes	23	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised			(76)				(76)
Stock-based compensation	—	—	8,048	—	—	—	8,048
Dividends declared	—	—	—	(20,270)	—	—	(20,270)
Balance at June 30, 2024	125,716	$1,107	$1,477,685	$1,016,001	$(1,890,966)	$(7,526)	$596,301
Net earnings	—	—	—	30,860	—	—	30,860
Other comprehensive loss	—	—	—	—	—	(2,540)	(2,540)
Exercise of stock options	12	—	274	—	—	—	274
Vesting of restricted share units, net of shares withheld for employee taxes	29	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(369)	—	—	—	(369)
Stock-based compensation	—	—	7,575	—	—	—	7,575
Dividends declared	—	—	—	(20,281)	—	—	(20,281)
Balance at September 30, 2024	125,757	$1,107	$1,485,165	$1,026,580	$(1,890,966)	$(10,066)	$611,820

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net earnings	—	—	—	47,330	—	—	47,330
Other comprehensive income	—	—	—	—	—	3,104	3,104
Exercise of stock options	55	1	683	—	—	—	684
Vesting of restricted share units, net of shares withheld for employee taxes	204	31	(31)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,535)	—	—	—	(2,535)
Stock-based compensation	—	—	115,681	—	—	—	115,681
Dividends declared	—	—	—	(19,068)	—	—	(19,068)
Balance at March 31, 2023	125,287	$1,112	$1,411,892	$1,105,451	$(1,840,591)	$(7,522)	$670,342
Net loss	—	—	—	(45,618)	—	—	(45,618)
Other comprehensive income	—	—	—	—	—	4,145	4,145
Exercise of stock options	19	—	371	—	—	—	371
Vesting of restricted share units, net of shares withheld for employee taxes	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	15,425	—	—	—	15,425
Dividends declared	—	—	—	(19,072)	—	—	(19,072)
Balance at June 30, 2023	125,308	$1,113	$1,427,687	$1,040,761	$(1,840,591)	$(3,377)	$625,593
Net earnings	—	—	—	4,363	—	—	4,363
Other comprehensive loss	—	—	—	—	—	$(2,729)	(2,729)
Purchase of treasury stock	—	(9)	—	—	(27,142)	$—	(27,151)
Exercise of stock options	27	—	463	—	—	—	463
Vesting of restricted share units, net of shares withheld for employee taxes	19	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(97)	—	—	—	(97)
Stock-based compensation	—	—	15,618	—	—	—	15,618
Dividends declared	—	—	—	(18,815)	—	—	(18,815)
Balance at September 30, 2023	125,354	$1,108	$1,443,667	$1,026,309	$(1,867,733)	$(6,106)	$597,245
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(in thousands)
Cash flows from operating activities
Net earnings	$92,496	$6,075
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	968,894	859,001
Bad debt expense	14,969	17,533
Stock-based compensation expense	27,563	146,724
Depreciation of property assets	56,227	53,894
(Gain) loss on sale or disposal of property assets	(2,289)	413
Amortization of intangibles	35,226	43,518
Amortization of financing fees	4,170	4,770
Write-off of debt financing fees	4,817	—
Deferred income taxes	(8,899)	(32,488)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(886,836)	(824,151)
Receivables	(24,109)	(10,441)
Prepaid expenses and other assets	(24,184)	(9,600)
Operating lease right-of-use assets and lease liabilities	4,279	385
Accounts payable – trade	(52,444)	(23,070)
Accrued liabilities	(43,214)	(12,621)
Net cash provided by operating activities	166,666	219,942
Cash flows from investing activities
Purchase of property assets	(44,192)	(36,167)
Proceeds from sale of assets	18,357	15
Promissory loan issuance	(1,500)	—
Acquisitions of businesses	—	(39)
Net cash used in investing activities	(27,335)	(36,191)
Cash flows from financing activities
Share repurchases	—	(24,049)
Exercise of stock options	1,324	1,518
Shares withheld for payment of employee tax withholdings	(3,424)	(2,632)
Debt issuance costs	(5,186)	—
Proceeds from debt	215,000	—
Repayments of debt	(291,563)	(134,229)
Dividends paid	(62,018)	(64,366)
Net cash used in financing activities	(145,867)	(223,758)
Effect of exchange rate changes on cash	(2,115)	1,592
Net decrease in cash and cash equivalents	(8,651)	(38,415)
Cash and cash equivalents at beginning of period	93,705	144,141
Cash and cash equivalents at end of period	$85,054	$105,726
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
Newly Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses on a quarterly and annual basis and is intended to improve the transparency of reportable segment disclosures. Adoption of ASU 2023-07 was required for us beginning January 1, 2024 for our Annual Report on Form 10-K for the year ended December 31, 2024 and interim periods beginning in 2025. We will include required disclosures updates beginning with our Annual Report on Form 10-K for fiscal year ended December 31, 2024 using a retrospective approach.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 2 - Divestitures
Refranchise Sale
On September 9, 2024, we sold 55 Rent-A-Center stores in the states of New York and New Jersey to a franchisee. We received cash consideration of approximately $19.1 million, including approximately $0.6 million related to franchise fees. The sale included on rent and held for rent inventory of approximately $13.0 million, property assets of approximately $2.0 million, and prorated rent and other miscellaneous expenses of $0.4 million, resulting in a net gain on sale of approximately $3.1 million. The gain on sale was recorded to non-labor operating expenses in our condensed consolidated statement of operations.
Note 3 - Revenues
The following tables disaggregate our revenue for the periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$442,463	$417,327	$18,041	$—	$877,831
Merchandise sales	123,299	26,707	746	—	150,752
Installment sales	—	14,416	—	—	14,416
Franchise merchandise sales	—	—	—	18,195	18,195
Royalty income and fees	—	—	—	5,863	5,863
Other	421	293	243	845	1,802
Total revenues	$566,183	$458,743	$19,030	$24,903	$1,068,859

	Nine Months Ended September 30, 2024
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$1,301,874	$1,277,477	$56,996	$—	$2,636,347
Merchandise sales	377,389	96,701	2,600	—	476,690
Installment sales	—	44,333	—	—	44,333
Franchise merchandise sales	—	—	—	60,136	60,136
Royalty income and fees	—	—	—	18,539	18,539
Other	1,060	888	869	2,474	5,291
Total revenues	$1,680,323	$1,419,399	$60,465	$81,149	$3,241,336

	Three Months Ended September 30, 2023
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$375,202	$413,051	$18,513	$—	$806,766
Merchandise sales	99,857	26,819	888	—	127,564
Installment sales	—	13,444	—	—	13,444
Franchise merchandise sales	—	—	—	24,082	24,082
Royalty income and fees	—	—	—	5,813	5,813
Other	157	318	241	713	1,429
Total revenues	$475,216	$453,632	$19,642	$30,608	$979,098

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
(in thousands)
Rentals and fees	$1,107,943	$1,260,745	$52,351	$—	$2,421,039
Merchandise sales	314,741	97,905	2,610	—	415,256
Installment sales	—	45,191	—	—	45,191
Franchise merchandise sales	—	—	—	69,778	69,778
Royalty income and fees	—	—	—	18,636	18,636
Other	737	990	565	2,130	4,422
Total revenues	$1,423,421	$1,404,831	$55,526	$90,544	$2,974,322
Lease Purchase Agreements
Rentals and Fees. Rental merchandise is leased to customers pursuant to lease-to-own agreements, which provide for weekly, bi-weekly, semi-monthly or monthly terms with non-refundable lease payments. At the expiration of each lease term, customers may renew the lease-to-own agreement for the next lease term. The customer has the right to acquire title of the merchandise either through an early purchase option or through payment of all optional lease renewal terms. Customers can terminate the lease-to-own agreement and return the product at the end of any lease term without penalty. Therefore, lease-to-own agreements are accounted for as operating leases.
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At September 30, 2024 and December 31, 2023, we had $62.7 million and $68.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenue related to various payment, reinstatement or late fees is recognized when paid by the customer at the point service is provided. Rental merchandise in our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of installment sales at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At September 30, 2024 and December 31, 2023, we had $0.6 million and $1.1 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Franchise Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2024 and December 31, 2023, we had $2.9 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Note 4 - Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for each of the nine months ended September 30, 2024 and 2023 were $7.9 million and $8.7 million, respectively.
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
Receivables consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Installment sales receivables	$58,566	$62,901
Trade and notes receivables(1)	76,852	62,358
Total receivables	135,418	125,259
Less allowance for doubtful accounts(2)	(13,773)	(14,254)
Total receivables, net of allowance for doubtful accounts	$121,645	$111,005
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $44.3 million and $36.8 million at September 30, 2024 and December 31, 2023, respectively.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The allowance for doubtful accounts related to Franchising trade and notes receivables was $1.5 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively, and the allowance for doubtful accounts related to installment sales receivables was $12.3 million and $13.0 million at September 30, 2024 and December 31, 2023, respectively.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	September 30, 2024
Beginning allowance for doubtful accounts	$14,254
Bad debt expense(1)	14,968
Accounts written off, net of recoveries	(15,449)
Ending allowance for doubtful accounts	$13,773
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.
Note 5 - Income Taxes
The effective tax rate was 24.9% for the nine months ended September 30, 2024, compared to 76.1% for the nine months ended September 30, 2023. The reduction in the effective tax rate for the nine months ended September 30, 2024 was primarily attributable to a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings in the form of restricted stock awards, compared to the prior year period. Please reference Note 9 for additional information regarding the recognition of these restricted stock awards in our condensed consolidated financial statements. For tax purposes, restricted stock awards subject to restricted stock agreements issued to the former owners of Acima Holdings were recorded as goodwill and are amortized over a period of 15 years from the date of acquisition.
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
As of September 30, 2024, the total remaining balance of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets was approximately $9.4 million and $0.8 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had no outstanding borrowings under our ABL Credit Facility at September 30, 2024 and borrowing capacity of $494.4 million, net of issued letters of credit of approximately $55.6 million. The amount outstanding under the Term Loan Facility was $804.5 million at September 30, 2024.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at September 30, 2024 was 7.35%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at September 30, 2024 was 0.375%. We paid $0.7 million of commitment fees during the third quarter of 2024.
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of September 30, 2024, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 8.00% at September 30, 2024.
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
The table below shows the scheduled maturity dates of our outstanding senior debt at September 30, 2024 for each of the years ending December 31:

(in thousands)	Term Loan Facility(1)	Total
2024	$—	$—
2025	—	—
2026	—	—
2027	—	—
2028	804,521	804,521
Thereafter	—	—
Total senior debt	$804,521	$804,521
(1) Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of September 30, 2024, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $8.6 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2024 and December 31, 2023, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at September 30, 2024:

	September 30, 2024
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$434,250	$(15,750)
Note 9 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the nine months ended September 30, 2024 and 2023, we recognized approximately $4.9 million and $128.1 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the nine months ended September 30, 2024 and 2023, we recognized approximately $34.5 million and $42.8 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $11.9 million in incremental depreciation expense related to acquired technology assets during both the nine months ended September 30, 2024 and 2023.
Legal Matters. As disclosed further in Note 12, "Contingencies", in this Form 10-Q and as previously disclosed, we are currently party to recently filed regulatory lawsuits with the Consumer Financial Protection Bureau and with the New York Attorney General, as well as a multi-state regulatory investigation by attorney's general offices from forty states and the District

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
of Columbia. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We believe these regulatory lawsuits and the multi-state investigation are not representative of historical regulatory matters that arise in the ordinary course of our business. During the nine months ended September 30, 2024, we recorded expenses of $8.2 million related to estimated legal settlement reserves for certain of these regulatory matters based on the current status of the legal settlement discussions. We will continue to evaluate and modify our legal settlement reserves as appropriate in future periods based on future developments. In addition, for these regulatory matters we incurred litigation and defense expenses of $3.5 million for the nine months ended September 30, 2024.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. Deployment of the new system across our lease-to-own store network began in the second quarter of 2024 and was completed in the third quarter of 2024, at which time our existing point-of-sale software was retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $6.1 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the nine months ended September 30, 2024 due to this letter agreement was approximately $3.4 million.
Store Consolidations. During the first half of 2024, we closed 55 Rent-A-Center stores, resulting in pre-tax charges of $5.3 million in lease impairment charges, $0.6 million in disposal of fixed assets and $1.0 million in other miscellaneous shutdown and holding costs.
Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Acima acquired assets depreciation and amortization	$14,901	$18,234	$46,447	$54,701
Legal matters	11,038	(96)	11,738	44
Accelerated software depreciation	—	4,609	6,145	4,609
Asset impairments	(67)	—	5,961	—
Acima equity consideration vesting	—	9,379	4,893	128,128
Accelerated stock compensation	1,688	—	3,421	—
Other(1)	588	(3,069)	1,261	(3,069)
Total other gains and charges	$28,148	$29,057	$79,866	$184,413
(1) Primarily represents shutdown and holding expenses related to store closures for both the three and nine months ended September 30, 2024 and interest income on tax refunds for prior years received in 2023 for both the three and nine months ended September 30, 2023.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Segment information as of and for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues
Acima	$566,183	$475,216	$1,680,323	$1,423,421
Rent-A-Center	458,743	453,632	1,419,399	1,404,831
Mexico	19,030	19,642	60,465	55,526
Franchising	24,903	30,608	81,149	90,544
Total revenues	$1,068,859	$979,098	$3,241,336	$2,974,322

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gross profit
Acima	$173,969	$159,427	$522,882	$474,258
Rent-A-Center	316,750	317,233	984,898	975,210
Mexico	13,714	13,971	43,441	39,410
Franchising	6,653	6,535	20,892	20,778
Total gross profit	$511,086	$497,166	$1,572,113	$1,509,656

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating profit
Acima	$63,994	$58,124	$185,896	$175,103
Rent-A-Center	68,923	63,762	210,730	211,637
Mexico	884	1,124	4,139	3,417
Franchising	4,344	3,541	12,237	13,280
Total operating segments	138,145	126,551	413,002	403,437
Corporate(1)	(68,086)	(68,499)	(200,526)	(296,467)
Total operating profit	$70,059	$58,052	$212,476	$106,970
(1) Includes stock compensation expense of $4.9 million recognized for the nine months ended September 30, 2024 and $9.4 million and $128.1 million recognized for the three and nine months ended September 30, 2023, respectively, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 11. These restricted stock agreements were fully vested during the three months ended March 31, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization
Acima(1)	$352	$420	$1,024	$1,263
Rent-A-Center	5,207	4,421	14,977	13,964
Mexico	405	345	1,139	880
Franchising	36	36	108	110
Total operating segments	6,000	5,222	17,248	16,217
Corporate(2)	6,770	7,402	21,613	21,885
Total depreciation and amortization	$12,770	$12,624	$38,861	$38,102
(1) Excludes amortization expense of approximately $10.9 million and $34.5 million for the three and nine months ended September 30, 2024, and $14.3 million and $42.8 million for the three and nine months ended September 30, 2023, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.
(2) Excludes depreciation expense of approximately $4.0 million and $18.0 million for the three and nine months ended September 30, 2024, and $8.6 million and $16.5 million for the three and nine months ended September 30, 2023 recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to software acquired upon closing of the Acima Holdings acquisition and accelerated software depreciation. See Note 9 for additional information.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Capital expenditures
Acima	$246	$121	$1,454	$203
Rent-A-Center	10,089	6,822	20,543	12,587
Mexico	199	508	1,697	1,902
Franchising	—	—	—	1
Total operating segments	10,534	7,451	23,694	14,693
Corporate	7,414	7,322	20,498	21,474
Total capital expenditures	$17,948	$14,773	$44,192	$36,167

(in thousands)	September 30, 2024	December 31, 2023
On rent rental merchandise, net
Acima	$602,303	$606,912
Rent-A-Center	393,403	478,774
Mexico	21,010	24,210
Total on rent rental merchandise, net	$1,016,716	$1,109,896

(in thousands)	September 30, 2024	December 31, 2023
Held for rent rental merchandise, net
Acima	$176	$498
Rent-A-Center	112,824	112,129
Mexico	10,055	11,540
Total held for rent rental merchandise, net	$123,055	$124,167

(in thousands)	September 30, 2024	December 31, 2023
Assets by segment
Acima	$1,209,699	$1,221,845
Rent-A-Center	925,929	1,061,107
Mexico	56,424	57,347
Franchising	20,412	18,023
Total operating segments	2,212,464	2,358,322
Corporate	366,026	363,108
Total assets	$2,578,490	$2,721,430
Note 11 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we repurchased 916,269 shares of our common stock for an aggregate purchase price of approximately $27.1 million. Approximately $235.0 million remains available for repurchases under the current authorization at September 30, 2024.
Stock Based Compensation
We recognized $5.9 million and $6.2 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended September 30, 2024 and 2023, respectively, and $19.3 million and $18.6 million during the nine

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we granted 496,803 market-based performance units and 284,702 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2024 was $38.40 and $33.69, respectively.
In connection with the acquisition of Acima Holdings in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, were recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $4.9 million in stock compensation expense related to these restricted stock agreements during the nine months ended September 30, 2024, and $9.4 million and $128.1 million during the three and nine months ended September 30, 2023, respectively. These restricted stock agreements were fully vested during the three months ended March 31, 2024. Stock compensation expense recognized during the nine months ended September 30, 2023 for these restricted stock agreements included $78.4 million attributable to the acceleration of vesting provisions, primarily related to former employee and Acima founder Aaron Allred’s transition from Executive Vice President of Acima to an advisory role in early 2023.
On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the three and nine months ended September 30, 2024 due to this letter agreement was approximately $1.7 million and $3.4 million, respectively, and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
Note 12 - Contingencies
We, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations given the nature of our business. We regularly monitor developments related to these matters, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of the matters described below involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation. We cannot predict the ultimate resolution of our pending legal proceedings and governmental inquiries and investigations or other similar matters that may arise in the future given the nature of our business and the inherent uncertainty associated with legal proceedings and governmental inquiries and investigations, including those described below. We have incurred legal and related expenses, and we expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below.
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
Consumer Financial Protection Bureau (“CFPB”) Litigation. In October 2020, prior to the December 2020 execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices from January 1, 2015 forward. The stated purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima responded to all CIDs and cooperated with the CFPB throughout their investigation.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In May 2023, in accordance with the CFPB’s Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB staff notified Acima that the staff may recommend that the CFPB take legal action against Acima based on allegations that Acima violated the Consumer Financial Protection Act of 2010; the Truth in Lending Act and its implementing regulation, Regulation Z; the Electronic Fund Transfer Act and its implementing regulation, Regulation E; and the Fair Credit Reporting Act and its implementing regulation, Regulation V, and seek remedies including restitution, disgorgement, damages, injunctive relief, and civil money penalties. In June 2023, Acima submitted its response to the NORA notice.
In the second quarter 2024, Acima was informed by the CFPB staff that the CFPB authorized “sue or settle” authority pursuant to the NORA process. The CFPB subsequently provided Acima with a settlement proposal. Although Acima engaged in discussions with the CFPB regarding its settlement demands, Acima’s efforts to negotiate a resolution were met with the CFPB’s threat of imminent commencement of litigation, refusal to meet with Acima in person to discuss a potential resolution, and what Acima believes were unsupportable demands.
As a result, on July 22, 2024, Acima filed a lawsuit against the CFPB in the U.S. District Court for the Eastern District of Texas. Acima seeks to halt what it contends is the CFPB’s unauthorized attempt to expand its authority as limited by federal law and usurp the long-standing, comprehensive state regulatory framework governing the lease-to-own industry. Acima filed this action reluctantly, only after concluding in its judgment that the CFPB was not prepared to settle with Acima on acceptable terms. On July 26, 2024, the CFPB filed a lawsuit against Acima and its former founder in the U.S. District Court for the District of Utah, alleging violations of the consumer financial protection laws and regulations described above in connection with the CFPB’s May 2023 NORA notice. The CFPB’s lawsuit seeks injunctive relief, unspecified monetary relief and civil penalties and other relief. Both lawsuits remain pending. Acima will vigorously prosecute the lawsuit it filed and defend itself against the CFPB’s lawsuit.
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
In connection with our acquisition of Acima, $45 million of a $50 million initial holdback escrowed at the closing of the transaction remains available for fines, penalties or customer restitution paid in connection with a resolution of the CFPB matter, including an adverse litigation outcome. Although the CFPB’s complaint does not contain a specific monetary demand, the CFPB’s initial monetary settlement demand exceeded the remaining $45 million holdback by a substantial amount. Therefore, there can be no assurance that the remaining escrowed amount will be sufficient to address all covered losses that may ultimately be incurred for this matter. In addition, Acima has incurred and expects to continue to incur substantial legal and related expenses associated with this matter, which are not recoverable from the holdback amount.
Multi-State Attorneys’ General Investigation. In November 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions and attended meetings with officials at many of the applicable attorneys’ general offices including members of the Executive Committee, which is leading the negotiations on behalf of the multistate group (the “Multistate”). Based on our engagement with the Multistate, it is our understanding that the investigation involves forty states and the District of Columbia. In April 2022, we received a request for information and documents, and we have produced various records in response to the request. In March 2024, the Multistate presented their findings and allegations from their investigation to Acima. In May 2024, Acima submitted its response to the Multistate’s presentation.
In the second quarter 2024, Acima received a settlement proposal from the Multistate. Since then, the parties have continued to engage in conversations regarding a potential resolution and Acima has responded to the Multistate’s initial settlement proposal and monetary demand. As of the date of this Quarterly Report on Form 10-Q, although we would not be willing to agree to the Multistate’s monetary demand which we believe is unsupportable or agree to a number of the other terms presented by the Multistate, we expect to continue to discuss the potential resolution of this matter. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and the nature of business practice changes, any settlement with the Multistate, or individual members of the group, can be achieved. If we are unable to reach agreement on terms acceptable to us and to the various states involved in the group, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
New York Attorney General Litigation. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020, prior to our acquisition of Acima, seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. Acima received additional subpoenas from the NYAG in August 2021 and July 2023. Acima cooperated with the NYAG throughout its investigation. In March 2023, the NYAG provided Acima with a proposed assurance of discontinuance alleging violations of certain consumer laws, seeking injunctive relief regarding certain business practices, and seeking payment of unspecified amounts for restitution and civil penalties. In April 2023, Acima submitted its response to the NYAG’s proposed assurance of discontinuance. In February 2024, Acima provided a settlement proposal to the NYAG. In March 2024, the NYAG presented Acima with an initial monetary demand for settlement purposes. On August 14, 2024, despite Acima’s cooperation with the investigation and its active engagement in settlement discussions with the NYAG, the NYAG filed a lawsuit against Acima in the Supreme Court of the State of New York, County of New York. The lawsuit alleges violations of various consumer financial protection laws and regulations similar to those set forth in the NYAG’s March 2023 proposed assurance of discontinuance. The lawsuit seeks injunctive relief, unspecified monetary relief and civil penalties and other relief. Acima will vigorously defend itself against the NYAG’s lawsuit. We cannot provide any assurance that Acima will be successful in defending against the NYAG’s litigation or that an adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
McBurnie Litigation. We are a defendant in a putative class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs allege that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs seek unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is currently pending in the United States District Court for the Northern District of California. In November 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court proceedings were stayed. In March 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. Plaintiffs have since notified the District Court that they do not intend to pursue their claims regarding the expedited payment fee. In June 2024, we filed a petition for certiorari with the U.S. Supreme Court, appealing the decision from the Court of Appeals. Our petition for certiorari was denied by the Supreme Court in October 2024. At the same time, proceedings before the District Court have resumed. Under the current scheduling order, this matter is scheduled for trial in October 2025. We will continue to vigorously defend this case. We are currently unable to predict the eventual outcome of this litigation.
FlexShopper Litigation. On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a patent infringement lawsuit against Upbound Group, Inc, Acima Holdings, LLC and Acima Digital, LLC in the United States District Court for the Eastern District of Texas. On October 1, 2024, FlexShopper issued a press release announcing the lawsuit and a similar lawsuit it filed against another lease-to-own company, Katapult Holdings, Inc. The lawsuit filed against our company seeks damages and an injunction for alleged violations of five patents assigned to FlexShopper with respect to certain online lease-to-own transactions in connection with Acima’s e-commerce third-party retailer lease-to-own business. We will vigorously defend the lawsuit. We are currently unable to predict the eventual timing or outcome of this litigation.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net earnings	$30,860	$4,363	$92,496	$6,075
Denominator:
Weighted-average shares outstanding	54,700	55,485	54,631	55,294
Effect of dilutive stock awards(1)	1,262	1,367	1,242	1,373
Weighted-average dilutive shares	55,962	56,852	55,873	56,667

Basic earnings per common share	$0.56	$0.08	$1.69	$0.11
Diluted earnings per common share(1)	$0.55	$0.08	$1.66	$0.11
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	—	43	1	43
Anti-dilutive performance share units	478	—	478	740
Anti-dilutive stock options	55	129	56	200
(1) Weighted-average dilutive shares outstanding for the nine months ended September 30, 2023, includes approximately 0.4 million common shares, issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company as a whole and of our segments, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, the potential impact of the matters discussed in Note 12, and other statements that are not historical facts.
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
•our ability to achieve the benefits expected from our integrated virtual and staffed third-party retailer offering and to successfully grow this business segment;
•exposure to potential operating margin degradation due to the higher cost of merchandise and higher merchandise losses in our Acima segment compared to our Rent-A-Center segment;

•litigation or administrative proceedings to which we are or may be a party to from time to time and changes in estimates relating to litigation reserves, including in each case in connection with the regulatory and litigation matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and any legislative or other regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our business;
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
•changes in estimates relating to self-insurance liabilities and income tax reserves;
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
Executive Summary
Our Strategy
Our strategy is focused on achieving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:
•Grow penetration with current Acima third-party retailers and build on our strength with small to medium size businesses while also adding new national and regional third-party retailers to our platform and expanding our direct-to-consumer channels;
•At Rent-A-Center, accelerate the shift to e-commerce, improve the fully integrated omni-channel customer experience and expand product categories, which we expect will increase brand awareness and customer loyalty;
•Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across business segments;
•Upgrade and integrate technology platforms to allow for a more simplified and seamless consumer experience, third-party retailer and waterfall integration and consumer transaction process and coworker efficiency;
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
Recent Developments
Dividend. On September 19, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.37 per share for the fourth quarter of 2024. The dividend was paid on October 22, 2024 to our common stockholders of record as of the close of business on October 1, 2024.
Refranchise Sale. On September 9, 2024, we sold 55 Rent-A-Center stores in the states of New York and New Jersey to a franchisee. We received cash consideration of approximately $19.1 million, including approximately $0.6 million related to franchise fees. The sale included on rent and held for rent inventory of approximately $13.0 million, property assets of approximately $2.0 million, and prorated rent and other miscellaneous expenses of $0.4 million, resulting in a net gain on sale of approximately $3.1 million.
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
Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues increased as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the nine months ended September 30, 2024 and 2023, e-commerce revenues represented approximately 26% of total lease-to-own revenues. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2024 included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Same Store Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center stores that were operated by us for 13 months or more at the end of any given period. The Company excludes from the same store base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store base in the 30th full month following account transfer.
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
Overview
The following briefly summarizes certain of our financial information for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
During the first nine months of 2024, consolidated revenues and gross profit increased by approximately $267.0 million and $62.5 million, respectively, primarily due to an increase in the Acima segment revenues described below. Operating profit increased by approximately $105.5 million, primarily due to a decrease in other gains and charges of $104.5 million in addition to the increase in gross profit noted above, partially offset by an increase in non-labor operating expenses of $44.5 million, general and administrative expenses of $9.8 million and operating labor of $6.5 million.
The Acima segment revenues increased approximately $256.9 million for the nine months ended September 30, 2024, due to increases in rentals and fees revenues and merchandise sales of $193.9 million and $62.6 million, respectively, primarily resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, and expanded direct-to-consumer offerings. Operating profit increased approximately $10.8 million for the nine months ended September 30, 2024, primarily due to an increase in gross profit of $48.6 million and a decrease in other gains and charges of $8.3 million, partially offset by increases in non-labor operating expenses and operating labor costs of approximately $43.8 million and $2.0 million, respectively. See “Segment Performance” below for further discussion of Acima segment operating results for the nine months ended September 30, 2024.
Revenues in our Rent-A-Center segment increased approximately $14.6 million for the nine months ended September 30, 2024 due to an increase in same store sales of 1.9% driven by an increase in rentals and fees revenues of $16.7 million, partially offset by a decrease in merchandise sales of $1.2 million. Operating profit decreased approximately $0.9 million for the nine months ended September 30, 2024, primarily due to an increase in operating labor and other gains and charges of $3.2 million and $7.0 million, respectively, partially offset by an increase in gross profit of approximately $9.7 million. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the nine months ended September 30, 2024.
The Mexico segment revenues increased by 8.9% for the nine months ended September 30, 2024, contributing to an increase in gross profit of 10.2%, or $4.0 million, primarily due to a 7.6% increase in same store sales driven by an increase in rentals and fees revenues of $4.6 million. Operating profit increased $0.7 million for the nine months ended September 30, 2024, primarily due to the increase in gross profit described above, partially offset by increases in general and administrative expenses and operating labor costs of approximately $2.1 million and $1.3 million, respectively. See “Segment Performance” below for further discussion of Mexico segment operating results for the nine months ended September 30, 2024.
Revenues for the Franchising segment decreased $9.4 million for the nine months ended September 30, 2024, primarily due to a decrease in merchandise sales of $9.6 million. See “Segment Performance” below for further discussion of Franchising segment operating results for the nine months ended September 30, 2024.
Cash flow from operations was $166.7 million for the nine months ended September 30, 2024. As of September 30, 2024, we held $85.1 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues
Rentals and fees	$877,831	$806,766	$71,065	8.8%	$2,636,347	$2,421,039	$215,308	8.9%
Merchandise sales	150,752	127,564	23,188	18.2%	476,690	415,256	61,434	14.8%
Installment sales	14,416	13,444	972	7.2%	44,333	45,191	(858)	(1.9)%
Franchise merchandise sales	18,195	24,082	(5,887)	(24.4)%	60,136	69,778	(9,642)	(13.8)%
Royalty income and fees	5,863	5,813	50	0.9%	18,539	18,636	(97)	(0.5)%
Other	1,802	1,429	373	26.1%	5,291	4,422	869	19.7%
Total revenues	1,068,859	979,098	89,761	9.2%	3,241,336	2,974,322	267,014	9.0%
Cost of revenues
Cost of rentals and fees	342,392	296,820	45,572	15.4%	1,008,094	885,662	122,432	13.8%
Cost of merchandise sold	191,875	155,937	35,938	23.0%	584,816	492,879	91,937	18.7%
Cost of installment sales	5,256	5,102	154	3.0%	16,056	16,359	(303)	(1.9)%
Franchise cost of merchandise sold	18,250	24,073	(5,823)	(24.2)%	60,257	69,766	(9,509)	(13.6)%
Total cost of revenues	557,773	481,932	75,841	15.7%	1,669,223	1,464,666	204,557	14.0%
Gross profit	511,086	497,166	13,920	2.8%	1,572,113	1,509,656	62,457	4.1%
Operating expenses
Operating labor	152,635	152,080	555	0.4%	466,952	460,470	6,482	1.4%
Non-labor operating expenses	196,010	191,455	4,555	2.4%	613,757	569,267	44,490	7.8%
General and administrative expenses	51,464	53,898	(2,434)	(4.5)%	160,201	150,434	9,767	6.5%
Depreciation and amortization	12,770	12,624	146	1.2%	38,861	38,102	759	2.0%
Other gains and charges	28,148	29,057	(909)	(3.1)%	79,866	184,413	(104,547)	(56.7)%
Total operating expenses	441,027	439,114	1,913	0.4%	1,359,637	1,402,686	(43,049)	(3.1)%
Operating profit	70,059	58,052	12,007	20.7%	212,476	106,970	105,506	98.6%
Debt refinancing charges	—	—	—	—%	6,604	—	6,604	100.0%
Interest expense, net	25,904	26,632	(728)	(2.7)%	82,710	81,543	1,167	1.4%
Earnings before income taxes	44,155	31,420	12,735	40.5%	123,162	25,427	97,735	384.4%
Income tax expense	13,295	27,057	(13,762)	(50.9)%	30,666	19,352	11,314	58.5%
Net earnings	$30,860	$4,363	$26,497	607.3%	$92,496	$6,075	$86,421	nm
nm - percent change is not meaningful for comparison
Three Months Ended September 30, 2024, compared to Three Months Ended September 30, 2023
Revenue. Total revenues increased by $89.8 million, or 9.2%, to $1,068.9 million for the three months ended September 30, 2024, from $979.1 million for the three months ended September 30, 2023. This increase was primarily due to an increase of approximately $91.0 million in the Acima segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2024 increased by $45.6 million, or 15.4%, to $342.4 million as compared to $296.8 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase of approximately $43.4 million and $2.4 million in the Acima and Rent-A-Center segments, respectively, driven by an increase in rentals and fees revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 39.0% for the three months ended September 30, 2024, as compared to 36.8% for the three months ended September 30, 2023.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $36.0 million, or 23.0%, to $191.9 million for the three months ended September 30, 2024, from $155.9 million for the three months ended September 30, 2023, primarily attributable to an increase of $33.1 million in the

Acima segment, driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (27.3)% for the three months ended September 30, 2024, from (22.2)% for the three months ended September 30, 2023.
Gross Profit. Gross profit increased by $13.9 million, or 2.8%, to $511.1 million for the three months ended September 30, 2024, from $497.2 million for the three months ended September 30, 2023, primarily due to an increase of $14.5 million in the Acima segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 47.8% for the three months ended September 30, 2024, as compared to 50.8% for the three months ended September 30, 2023.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor increased by $0.5 million, or 0.4%, to $152.6 million for the three months ended September 30, 2024, as compared to $152.1 million for the three months ended September 30, 2023, primarily due to an increase of $0.7 million in the Acima segment. Operating labor expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 14.6% for the three months ended September 30, 2024, as compared to 16.0% for the three months ended September 30, 2023.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $4.5 million, or 2.4%, to $196.0 million for the three months ended September 30, 2024, as compared to $191.5 million for the three months ended September 30, 2023, due to an increase of $11.1 million in the Acima segment, primarily attributable to an increase of $9.4 million in LCOs and other merchandise losses, partially offset by a decrease of $5.9 million in the Rent-A-Center segment, primarily attributable to the net gain on refranchise sale of approximately $3.1 million. Non-labor operating expenses expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 18.8% for the three months ended September 30, 2024, compared to 20.2% for the three months ended September 30, 2023.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $2.4 million, or 4.5%, to $51.5 million for the three months ended September 30, 2024, as compared to $53.9 million for the three months ended September 30, 2023, primarily due to decreases in overhead labor costs. General and administrative expenses expressed as a percentage of total revenue was 4.8% for the three months ended September 30, 2024, compared to 5.5% for the three months ended September 30, 2023.
Other Gains and Charges. Other gains and charges decreased by $1.0 million, or 3.1%, to $28.1 million for the three months ended September 30, 2024, as compared to $29.1 million for the three months ended September 30, 2023. The decrease in other gains and charges was driven primarily by a decrease of $9.4 million in stock compensation expense related to the vesting of a portion of the equity consideration issued in connection with the acquisition of Acima Holdings for the three months ended September 30, 2024, as compared to the prior year period. The decrease in other gains and charges was also due to a decrease of $3.3 million in depreciation and amortization of acquired software and intangible assets, decrease of $4.6 million in accelerated software depreciation partially offset by an $11.1 million increase in legal settlement reserve and legal expenses, $1.7 million in accelerated stock compensation expense related to our letter agreement with the Company’s Chief Executive Officer for the three months ended September 30, 2024 and $3.1 million in interest income earned on tax refunds related to prior year returns received in the third quarter of 2023.
Operating Profit. Operating profit increased by $12.0 million, or 20.7%, to $70.1 million for the three months ended September 30, 2024, as compared to $58.1 million for the three months ended September 30, 2023, primarily due to an increase in gross profit and a decrease in general and administrative expenses, partially offset by an increase in non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 6.6% for the three months ended September 30, 2024, compared to 5.9% for the three months ended September 30, 2023.
Income Tax Expense. Income tax expense decreased by $13.8 million to $13.3 million for the three months ended September 30, 2024, as compared to $27.1 million for the three months ended September 30, 2023, primarily due to a lower effective tax rate for the three months ended September 30, 2024, attributable to a lower tax impact on stock compensation expense related to stock consideration issued to the former owners of Acima Holdings, compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets.
Nine Months Ended September 30, 2024, compared to Nine Months Ended September 30, 2023
Revenue. Total revenue increased by $267.0 million, or 9.0%, to $3,241.3 million for the nine months ended September 30, 2024, from $2,974.3 million for the nine months ended September 30, 2023. The increase was primarily due to increases of approximately $256.9 million and $14.6 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees for the nine months ended September 30, 2024 increased by $122.4 million, or 13.8%, to $1,008.1 million, as compared to $885.7 million for the nine months ended September 30, 2023. The increase was primarily attributable to increases of approximately $119.5 million and $2.1 million in the Acima and Rent-A-Center segments, respectively, driven by an increase in rentals and fees revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 38.2% for the nine months ended September 30, 2024, as compared to 36.6% for the nine months ended September 30, 2023.
Cost of Merchandise Sold. Cost of merchandise sold increased by $91.9 million, or 18.7%, to $584.8 million for the nine months ended September 30, 2024, from $492.9 million for the nine months ended September 30, 2023, primarily attributable to an increase of $88.8 million in the Acima segment, driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (22.7)% for the nine months ended September 30, 2024, from (18.7)% for the nine months ended September 30, 2023.
Gross Profit. Gross profit increased by $62.5 million, or 4.1%, to $1,572.1 million for the nine months ended September 30, 2024, from $1,509.7 million for the nine months ended September 30, 2023, due primarily to increases of $48.6 million, $9.7 million and $4.0 million in the Acima, Rent-A-Center and Mexico segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.5% for the nine months ended September 30, 2024, as compared to 50.8% for the nine months ended September 30, 2023.
Operating Labor. Operating labor increased by $6.5 million, or 1.4%, to $467.0 million for the nine months ended September 30, 2024, as compared to $460.5 million for the nine months ended September 30, 2023, primarily due to increases of $3.2 million and $2.0 million in the Rent-A-Center and Acima segments, respectively. Operating labor expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 14.8% for the nine months ended September 30, 2024, as compared to 16.0% for the nine months ended September 30, 2023.
Non-Labor Operating Expenses. Non-labor operating expenses increased by $44.5 million, or 7.8%, to $613.8 million for the nine months ended September 30, 2024, as compared to $569.3 million for the nine months ended September 30, 2023, primarily due to an increase of $43.8 million in the Acima segment, including an increase of $33.4 million in LCOs and other merchandise losses. Non-labor operating expenses expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 19.4% for the nine months ended September 30, 2024, as compared to 19.7% for the nine months ended September 30, 2023.
General and Administrative Expenses. General and administrative expenses increased by $9.8 million, or 6.5%, to $160.2 million for the nine months ended September 30, 2024, as compared to $150.4 million for the nine months ended September 30, 2023, primarily due to increases in overhead labor. General and administrative expenses expressed as a percentage of total revenue were 4.9% for the nine months ended September 30, 2024, compared to 5.1% for the nine months ended September 30, 2023.
Other Gains and Charges. Other gains and charges decreased by $104.5 million to $79.9 million for the nine months ended September 30, 2024, as compared to $184.4 million for the nine months ended September 30, 2023. The decrease in other gains and charges was driven primarily by a decrease of $123.2 million in stock compensation expense recognized for the nine months ended September 30, 2024, related to restricted stock issued in connection with the Acima Holdings acquisition. The decrease in other gains and charges was also due to a decrease of $8.3 million in depreciation and amortization of acquired software and intangible assets, partially offset by increases of $11.7 million in legal settlement reserve and legal expenses, $6.0 million in lease impairment charges and fixed asset disposal, $3.4 million in accelerated stock compensation expense related to our letter agreement with the Company’s Chief Executive Officer, $1.5 million in accelerated software depreciation for the nine months ended September 30, 2024, and $3.1 million in interest income earned on tax refunds related to prior year returns received in the third quarter of 2023.
Operating Profit. Operating profit increased by $105.5 million to $212.5 million for the nine months ended September 30, 2024, as compared to $107.0 million for the nine months ended September 30, 2023, primarily due to the decrease in other gains and charges and increase in gross profit, partially offset by an increase in non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 6.6% for the nine months ended September 30, 2024, compared to 3.6% for the nine months ended September 30, 2023.
Income Tax Expense. Income tax expense increased by $11.3 million to $30.7 million for the nine months ended September 30, 2024, as compared to $19.4 million for the nine months ended September 30, 2023, primarily due to the increase in earnings before income taxes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, and a lower effective tax rate for the nine months ended September 30, 2024, driven by a lower tax impact on stock compensation expense related to stock consideration issued to the former owners of Acima Holdings, compared to the prior year period, as well as a favorable adjustment related to foreign deferred tax assets.
Segment Performance
Acima segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$566,183	$475,216	$90,967	19.1%	$1,680,323	$1,423,421	$256,902	18.0%
Gross profit	173,969	159,427	14,542	9.1%	522,882	474,258	48,624	10.3%
Operating profit	63,994	58,124	5,870	10.1%	185,896	175,103	10,793	6.2%
Gross merchandise volume(1)	436,145	385,837	50,308	13.0%	1,303,810	1,106,132	197,678	17.9%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to increases in rentals and fees revenues of $67.3 million and $193.9 million, respectively, and increases in merchandise sales revenue of $23.4 million and $62.6 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, in addition to expanded direct-to-consumer offerings.
Gross Profit. Gross profit increased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 30.7% and 31.1% for the three and nine months ended September 30, 2024, compared to 33.5% and 33.3% for the three and nine months ended September 30, 2023, primarily due to an increase in merchandise sales as a percent of total revenue, and the conversion of Acceptance Now locations to the Acima platform.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 11.3% and 11.1% for the three and nine months ended September 30, 2024 compared to 12.2% and 12.3% for the three and nine months ended September 30, 2023. The decrease in operating profit margin was primarily due to increases in non-labor operating expense of approximately $11.1 million and $43.8 million for the three and nine months ended September 30, 2024, respectively, and decreases in gross profit margin described above. The increases in non-labor are primarily attributable to increases of $9.4 million and $33.4 million in LCOs and other merchandise losses for the three and nine months ended September 30, 2024, respectively. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of revenues, were approximately 9.2% and 9.5% for the three and nine months ended September 30, 2024, respectively, compared to 9.4% and 9.1% for the three and nine months ended September 30, 2023, respectively. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were 0.3% and 0.2% for the three and nine months ended September 30, 2024, respectively, and were negligible for the three and nine months ended September 30, 2023. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.

Rent-A-Center segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$458,743	$453,632	$5,111	1.1%	$1,419,399	$1,404,831	$14,568	1.0%
Gross profit	316,750	317,233	(483)	(0.2)%	984,898	975,210	9,688	1.0%
Operating profit	68,923	63,762	5,161	8.1%	210,730	211,637	(907)	(0.4)%
Lease portfolio value(1)					132,177	137,949	(5,772)	(4.2)%
Same store lease portfolio value(1)					120,223	120,359	(136)	(0.1)%
Change in same store revenue(1)				2.6%				1.9%
Stores in same store revenue calculation				1,625				1,625
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three and nine months ended September 30, 2024, as compared to three and nine months ended September 30, 2023, were primarily due to increases in same store sales of 2.6% and 1.9%, respectively, driven by increases in rentals and fees revenues of $4.3 million and $16.7 million, respectively.
Gross Profit. Gross profit increased for the nine months ended September 30, 2024, as compared to nine months ended September 30, 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues was 69.0% and 69.4% for the three and nine months ended September 30, 2024, respectively, as compared to 69.9% and 69.4% for the three and nine months ended September 30, 2023, respectively.
Operating Profit. Operating profit as a percentage of segment revenues was 15.0% and 14.8% for the three and nine months ended September 30, 2024, respectively, compared to 14.1% and 15.1% for the three and nine months ended September 30, 2023, respectively. The increase in operating profit margin for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a decrease in non-labor operating expenses of $5.9 million, which includes the net gain on refranchise sale of approximately $3.1 million. The decrease in operating profit margin for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to increases in operating labor and other gains and charges of $3.2 million and $7.0 million, respectively, partially offset by the increase in gross profit described above. Merchandise losses in our Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.9% and 4.6% for the three and nine months ended September 30, 2024, respectively, compared to 4.3% and 4.5% for the three and nine months ended September 30, 2023, respectively. Merchandise losses in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.3% for both the three and nine months ended September 30, 2024, compared to approximately 1.5% and 1.4% for the three and nine months ended September 30, 2023, respectively. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$19,030	$19,642	$(612)	(3.1)%	$60,465	$55,526	$4,939	8.9%
Gross profit	13,714	13,971	(257)	(1.8)%	43,441	39,410	4,031	10.2%
Operating profit	884	1,124	(240)	(21.4)%	4,139	3,417	722	21.1%
Change in same store revenue(1)				7.9%				7.6%
Stores in same store revenue calculation				122				122
(1) See Key Metrics described above for additional information.

Revenues. Revenues were negatively impacted by exchange rate fluctuations of approximately $2.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Revenues were positively impacted by exchange rate fluctuations of approximately $0.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. On a constant currency basis, revenues for the three and nine months ended September 30, 2024 increased approximately $1.5 million and $4.4 million, respectively, compared to the three and nine months ended September 30, 2023.
Gross Profit. Gross profit was negatively impacted by exchange rate fluctuations of approximately $1.5 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Gross profit was positively impacted by exchange rate fluctuations of approximately $0.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. On a constant currency basis, gross profit for the three and nine months ended September 30, 2024 increased by approximately $1.2 million and $3.7 million, respectively, as compared to the three and nine months ended September 30, 2023. Gross profit as a percentage of segment revenues was 72.1% and 71.8% for the three and nine months ended September 30, 2024, respectively, compared to 71.1% and 71.0% for the three and nine months ended September 30, 2023, respectively.
Operating Profit. Operating profit was negatively impacted by exchange rate fluctuations of approximately $0.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Operating profit was positively impacted by exchange rate fluctuations of approximately $0.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. On a constant currency basis, operating profit for the three months ended September 30, 2024 decreased by approximately $0.1 million, as compared to the three months ended September 30, 2023. On a constant currency basis, operating profit for the nine months ended September 30, 2024 increased by approximately $0.6 million, as compared to the three and nine months ended September 30, 2023. Operating profit as a percentage of segment revenues increased to 4.6% and 6.8% for the three and nine months ended September 30, 2024, respectively, compared to 5.7% and 6.2% for the three and nine months ended September 30, 2023, respectively, primarily due to lower LCOs.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$24,903	$30,608	$(5,705)	(18.6)%	$81,149	$90,544	$(9,395)	(10.4)%
Gross profit	6,653	6,535	118	1.8%	20,892	20,778	114	0.5%
Operating profit	4,344	3,541	803	22.7%	12,237	13,280	(1,043)	(7.9)%
Revenues. Revenues decreased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to decreases in merchandise purchases by franchisees of $5.9 million and $9.6 million, respectively.
Gross Profit. Gross profit as a percentage of segment revenues increased to 26.7% and 25.7% for the three and nine months ended September 30, 2024, respectively, compared to 21.4% and 22.9% for the three and nine months ended September 30, 2023, respectively, primarily due to the changes in allocation of merchandise sales compared to royalty and fee revenue.
Operating Profit. Operating profit as a percentage of segment revenues increased to 17.4% and 15.1% for the three and nine months ended September 30, 2024, respectively, compared to 11.6% and 14.7% for the three and nine months ended September 30, 2023, respectively. The increase in operating profit as a percentage of segment revenues for the three and nine months ended September 30, 2024 is primarily due to the changes in allocation of merchandise sales compared to royalty and fee revenue. The decrease for the nine months ended September 30, 2024 is also due to an increase in segment operating expenses of $1.2 million, compared to the nine months ended September 30, 2023.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2024, we generated $166.7 million in operating cash flow, used cash in the amount of $291.6 million for debt repayments, $62.0 million for dividends and $44.2 million for capital expenditures, and had cash proceeds from indebtedness of $215.0 million and proceeds from sale of property assets of $18.3 million. We ended the third quarter of 2024 with $85.1 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion.

Analysis of Cash Flow. Cash provided by operating activities decreased by $53.2 million to $166.7 million for the nine months ended September 30, 2024, from $219.9 million for the nine months ended September 30, 2023, primarily due to an increase in our inventory purchases driven by increased consumer demand.
Cash used in investing activities decreased to $27.3 million for the nine months ended September 30, 2024, compared to $36.2 million for the nine months ended September 30, 2023, primarily due to proceeds from sale of property assets of $18.3 million for the nine months ended September 30, 2024, partially offset by an increase in investment in store-related assets in our Rent-A-Center segment.
Cash used in financing activities decreased to $145.9 million for the nine months ended September 30, 2024, compared to $223.8 million for the nine months ended September 30, 2023, primarily due to an increase in borrowings under the ABL Credit Facility of $215.0 million and a decrease in share repurchases of $24.0 million, partially offset by an increase in debt repayments of $157.3 million for the nine months ended September 30, 2024.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, which are impacted by consumer demand for our lease-to-own solutions. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At October 24, 2024, we had approximately $53.1 million in cash on hand, and $474.4 million available under our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Lease charge-offs	$78,966	$68,925	$237,593	$208,375
Other merchandise losses(1)	7,407	6,353	22,710	20,882
Total merchandise losses	$86,373	$75,278	$260,303	$229,257
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $44.2 million and $36.2 million on capital expenditures during the nine months ended September 30, 2024 and 2023, respectively. The increase of $8.0 million is primarily due to higher investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. The table below summarizes the store location activity for the nine-month period ended September 30, 2024 for our Rent-A-Center, Mexico and Franchising operating segments.

	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,839	131	440	2,410
New location openings	2	—	1	3
Conversions / refranchising	(55)	—	55	—
Closed locations
Merged with existing locations	(59)	—	—	(59)
Sold or closed with no surviving location	(1)	(2)	(31)	(34)
Locations at end of period	1,726	129	465	2,320
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on June 7, 2024, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of October 24, 2024, was 6.95%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on May 28, 2024, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of October 24, 2024 was 8.00%.
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
At October 24, 2024, we had outstanding borrowings of $804.5 million under the Term Loan Facility and available commitments of $474.4 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of September 30, 2024, our total remaining obligation for existing store lease contracts was approximately $321.1 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of September 30, 2024, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $4.2 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2027 with rental rates adjusted periodically for inflation. As of September 30, 2024, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.7 million.
Uncertain Tax Position. As of September 30, 2024, we have recorded $0.5 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.

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
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of September 30, 2024, unless otherwise discussed (including with respect to ASU 2023-07), we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of September 30, 2024, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $804.5 million outstanding under the Term Loan Facility at an interest rate indexed to the Term SOFR rate. Carrying value of the Term Loan Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at September 30, 2024, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.0 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of September 30, 2024.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5
Certificate of Amendment to the Certificate of Incorporation of the registrant, dated June 4, 2024 (incorporated herein by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

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
Date: October 31, 2024