Form 10-K
period 2024-12-31
UPBOUND GROUP, INC.
filed 2025-02-25
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the 53,741,143 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, on June 30, 2024	$1,649,853,144
Number of shares of Common Stock outstanding as of the close of business on February 18, 2025:	57,423,571
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Upbound Group, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company as a whole (which includes Bridge IT, Inc. (“Brigit”) following the closing of our acquisition of Brigit (the “Merger”) on January 31, 2025), our segments, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, the potential impact of the matters discussed in Note M, and other statements that are not historical facts. Unless expressly indicated or the context requires otherwise, the terms “Upbound Group, Inc.,” “Company,” “we,” “us,” and “our” in this document refer to Upbound Group, Inc. and, where appropriate, its subsidiaries.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the possibility that costs, difficulties or disruptions related to the integration of Brigit operations into our other operations will be greater than expected;
•     the possibility that the anticipated benefits from the Brigit acquisition may not be fully realized or may take longer to realize than expected;
•     our ability to (i) effectively adjust to changes in the composition of our offerings and product mix as a result of acquiring Brigit and continue to maintain the quality of existing offerings and (ii) successfully introduce other new product or service offerings on a timely and cost-effective basis;
•     changes in our future cash requirements as a result of the Brigit acquisition, whether caused by unanticipated increases in capital expenditures or working capital needs, unanticipated liabilities or otherwise;
•     our ability to retain the talent and dedication of key employees of Brigit;
•the general strength of the economy and other economic conditions affecting consumer preferences, spending and payment behaviors, including the availability of credit to our target consumers and to other consumers, impacts from continued or renewed inflation, central bank monetary policy initiatives to address inflation concerns, and a possible recession or slowdown in economic growth;
•factors affecting the disposable income available to our current and potential customers;
•changes in the unemployment rate;
•capital market conditions, including changes in interest rates and availability of funding sources for us;
•changes in our credit ratings;
•difficulties encountered in managing the financial and operational performance of our multiple business segments;
•risks associated with pricing, value proposition and other changes to our consumer offerings and strategies being deployed in our businesses;
•our ability to continue to effectively execute our strategic initiatives, including mitigating risks associated with any potential additional mergers and acquisitions, or lease-to-own refranchising opportunities;
•our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies, including Brigit;

•failure to effectively manage our operating labor and non-labor operating expenses, including merchandise losses for our lease-to-own offerings;
•disruptions caused by the operation of our information management systems or disruptions in the systems of our host retailers or other third parties with whom we do business;
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
•additional risks associated with our recently acquired Brigit business and its consumer products and services, including managing losses and payment defaults, regulatory, licensing and other compliance risks, risks associated with Brigit’s reliance on regulated banks and on providers of third party data, technology and other third-party service providers; and other new risks for our company;
•litigation or administrative proceedings to which we are or may be a party to from time to time and changes in estimates relating to litigation reserves, including in each case in connection with the regulatory and litigation matters described in Note M to our consolidated financial statements included in this Annual Report on Form 10-K;
•our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note M to our consolidated financial statements included in this Annual Report on Form 10-K, and any legislative or other regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our lease-to-own business or to apply credit laws to Brigit’s consumer offerings;
•our transition to more-readily scalable “cloud-based” solutions;
•our ability to develop and successfully implement digital or e-commerce capabilities, including mobile applications;
•our ability to protect our proprietary intellectual property;
•our ability or that of our host retailers or other third parties with whom we do business to protect the integrity and security of customer, employee, supplier and host retailer or other third party information, which may be adversely affected by hacking, computer viruses, or similar disruptions;
•impairment of our goodwill or other intangible assets;
•disruptions in our supply chain;
•limitations of, or disruptions in, our distribution network;
•rapid inflation or deflation in the prices of our lease-to-own products and other related costs;
•allegations of product safety and quality control issues, including recalls of goods we lease to customers;
•our ability to execute, as well as the effectiveness of, lease-to-own store consolidations, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;
•our available cash flow and our ability to generate sufficient cash flow to continue paying dividends;
•increased competition from traditional competitors, virtual lease-to-own competitors, online retailers, Buy-Now-Pay-Later, earned wage access and financial health technology competitors and other fintech companies and other competitors, including subprime lenders;
•our ability to identify and successfully market products and services that appeal to our current and future targeted customer segments and to accurately estimate the size of the total addressable market;
•consumer preferences and perceptions of our brands;
•our ability to effectively provide consumers with additional products and services beyond lease-to-own and products and services currently offered by Brigit, including through third-party partnerships;
•our ability to retain the revenue associated with acquired lease-to-own customer accounts and enhance the performance of acquired stores;
•our ability to enter into new rental or lease purchase agreements and collect on our existing rental or lease purchase agreements;

•changes in tariff policies, including any impacts from tariffs imposed by the current Presidential Administration on the price of imported goods, or consumer prices overall or other financial impacts of such tariffs or any retaliatory tariffs enacted by U.S. trading partners on our costs or target consumers;
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
We are a technology and data-driven leader in accessible and inclusive financial solutions that address the evolving needs and aspirations of underserved consumers. Through our Acima and Rent-A-Center segments, we are a leading lease-to-own provider with operations in the United States, Puerto Rico and Mexico. We provide a critical service for underserved consumers by providing them with access to, and the opportunity to obtain ownership of, high-quality, name brand durable products under a flexible lease-purchase agreement with no long-term debt obligation. Our Acima segment offers lease-to-own solutions through retailers in stores and online enabling such retailers to grow sales by expanding their customer base utilizing our differentiated offering and allowing customers to access our flexible lease-to-own solutions at thousands of retailers and to lease a wide range of durable products. Through our Rent-A-Center segment, we provide a fully integrated customer experience through our e-commerce platform and brick and mortar presence.
On January 31, 2025, we completed the acquisition of Brigit, a holistic financial health technology company that has helped millions of Americans budget better, access their earned wages before their regularly scheduled payday, build their credit through savings, protect themselves from identity theft, and find ways to earn and save money. Its mission is to help everyday Americans build a better financial future. See Note B in our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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

Convenient payment options. Our customers make payments on a weekly, bi-weekly, semi-monthly or monthly basis in our stores, at our third-party retailer locations, online or by telephone. We accept cash, credit or debit cards and payment via certain electronic platforms (such as PayPal and Venmo).
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
Approval with less than perfect credit. Generally, no established credit score or credit history is required. In the Rent-A-Center segment, we use a proprietary decision engine to verify customer information as part of our approval process for entering into a lease purchase agreement. In our Acima segment, which provides on-site or virtual lease-to-own options through third-party retailers and through Acima direct to consumer offerings, customers complete the application process through a variety of resources, including online digital waterfall technology, third-party retailer electronic portals, online e-commerce websites, and the Acima mobile application. A robust proprietary automated decision engine process is used to confirm certain customer information for approval of the lease purchase agreement.
Brand name merchandise. In our store locations and through our third-party retailers, we offer merchandise from a large number of well-known brands such as Ashley home furnishings; LG, Samsung, and Sony home electronics; LG, Samsung, General Electric, Whirlpool, Amana, and Maytag appliances; and HP, Acer, Asus, and Samsung computers and/or tablets.
Delivery and set-up. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our Rent-A-Center stores. Our Acima locations rely on our third-party retailers to deliver merchandise leased by the customer, or for the customer to carry-out leased merchandise. Our third-party retailers typically charge us a fee for delivery, which we pass on to the customer.
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
•Develop centers of excellence that will be leveraged across the organization to support our various business segments, utilizing best practices to drive efficiency and growth;
•Grow penetration with current Acima third-party retailers and build on our strength with small to medium size businesses while also adding new national and regional third-party retailers to our platform and expanding our direct-to-consumer channels; and
•At Rent-A-Center, accelerate the shift to e-commerce, improve the fully integrated omni-channel customer experience and expand product categories, which we expect will increase brand awareness and customer loyalty.
As we pursue our strategy, we have taken, and may in the future take, advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.

Our Operating Segments
We report financial operating performance under four operating segments. To better reflect our current strategic focus, our third-party retailer business operations are reported as the Acima segment, which includes our virtual and staffed business models; and our company-owned stores and e-commerce platform through rentacenter.com are reported as the Rent-A-Center segment. In addition, we report operating results for our Mexico and Franchising segments. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note T to our consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Acima
Our Acima segment, which primarily operates in the United States and Puerto Rico, includes the operations of Acima Holdings, LLC (“Acima Holdings”), which we acquired in February 2021, and locations previously operating under our Acceptance Now brand, which completed the transition to the Acima platform in 2024. The Acima segment generally offers consumers who do not qualify for traditional financing the lease-to-own transaction through staffed or unstaffed kiosks located within third-party retailer locations, or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers' locations using our virtual solutions.
We use a proprietary automated process to confirm certain customer information for approval of the lease purchase agreement, including certain information from consumer reporting agencies as part of our decisioning process that may constitute a "consumer report" under applicable law. We believe our lease-to-own solutions within the Acima segment are beneficial for both the retailer and the consumer. The retailer captures more sales and reduces their payment risk because we buy the merchandise directly from them. We believe consumers also benefit from our Acima model because they are able to obtain the products they want and need under flexible terms and without the necessity of relying on credit to finance a purchase or need to pay the full cost upfront. We generally pay the retail price for merchandise purchased from our third-party retailers and subsequently leased to the customer. Through certain third-party retailers, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90-day option.
Our Acima operating model is highly agile and dynamic given our virtual offerings and our ability to open and close staffed and unstaffed locations quickly and efficiently. Generally, our Acima staffed locations consist of an area with a tablet computer, desk and chairs. We occupy the space without charge by agreement with each retailer. In our virtual locations, transactions are initiated through an electronic portal accessible by third-party retailers on their store computers, on our third-party retailers' e-commerce sites or through our Acima direct to consumer offerings including the Acima mobile application. Accordingly, capital expenditures with respect to new Acima locations are minimal.
Acima relies on our third-party retailers to deliver merchandise leased by the customer. Such third-party retailers typically charge us a fee for delivery, which we pass on to the customer. In the event the customer wishes to return rented merchandise and terminate their lease, we provide various return options. Most merchandise returned from an Acima lease-to-own transaction is subsequently donated or offered for lease at one of our Rent-A-Center stores. Our Acima segment comprised approximately 52% of our consolidated revenues for the year ended December 31, 2024.
Rent-A-Center
Our Rent-A-Center segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease durable goods to customers on a lease-to-own basis. Our Rent-A-Center segment operates through our company-owned stores and e-commerce platform through rentacenter.com. As of December 31, 2024, we operated 1,728 company-owned stores in the United States and Puerto Rico, including 51 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the locations in which we operate to optimize our store network. Our Rent-A-Center segment comprised approximately 43% of our consolidated revenues for the year ended December 31, 2024.
Mexico
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease durable goods to customers on a lease-to-own basis. As of December 31, 2024, we operated 132 stores in Mexico.

Franchising
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of the Company (our “Franchising Segment”), is a franchisor of lease-to-own stores. The stores in our Franchising segment use our Rent-A-Center, ColorTyme or RimTyme trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn, offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
As of December 31, 2024, we franchised 448 stores in 29 states operating under the Rent-A-Center (412 stores), ColorTyme (7 stores) and RimTyme (29 stores) trade names. These lease-to-own stores primarily offer high quality products such as furniture and accessories, consumer electronics, appliances, computers, wheels and tires.
As franchisor, Franchising receives royalties of 3.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of up to $10,000 per new location.
The following table summarizes our store locations allocated among the Rent-A-Center, Mexico and Franchising operating segments as of December 31 of each of the years indicated below:

	2024	2023	2022
Rent-A-Center	1,728	1,839	1,851
Mexico	132	131	126
Franchising	448	440	447
Total locations	2,308	2,410	2,424
The following discussion applies generally to all of our operating segments, unless otherwise noted.
Operations
Operating Expenses
Our operating segment expenses primarily relate to merchandise costs and labor and non-labor operating expenses, including salaries and benefits for our employees, lease charge-offs, occupancy, delivery, advertising, selling, insurance, travel, fixed asset depreciation, and other expenses.
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
Our furniture products include dining room, living room and bedroom furniture featuring a number of styles, materials and colors. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories. Appliances include refrigerators, freezers, washing machines, dryers, and ranges. Consumer electronic products offered by our stores include high definition televisions, home theater systems, video game consoles and stereos. We offer desktop, laptop, and tablet computers.
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

Product Turnover
On average, in the Rent-A-Center segment, lease renewals of 17 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is leased (turned over) to multiple customers before a customer acquires ownership. Merchandise returned in the Acima segment is often moved to a Rent-A-Center store where it is offered for lease. Ownership is attained in approximately 38% of lease purchase agreements in the Rent-A-Center segment. The average total life for each product in our Rent-A-Center segment is approximately 16 months, which includes the initial lease period, all additional lease periods and idle time in our system. To cover the higher operating expenses generated by the key benefits of lease purchase transactions and product turnover, lease purchase agreements require higher aggregate payments to obtain ownership over time (if elected by the customer) than are generally charged under purchase plans, such as installment purchase or credit plans.
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
In our Rent-A-Center and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2024, approximately 39% and 16% of our merchandise purchases were attributable to Ashley Furniture Industries and Whirlpool, respectively. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers. However, any termination or disruption to our relationship with Ashley Furniture Industries, Whirlpool or other significant suppliers could materially adversely impact our results.
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

Marketing
We promote our products and services through direct marketing, paid and organic search optimization, digital advertisements, paid social media, radio and television commercials, and store signage. Our advertisements emphasize such features as product and name-brand selection, limited time offers, easy approval process, the flexible payment and return options, the ability to avoid relying on credit to finance a purchase and without requiring long-term contracts or obligations, convenient delivery and set-up, product repair and loaner services, lifetime reinstatement and multiple options to acquire ownership if desired by the customer, including early purchase pricing options or through a fixed number of lease renewal payments. In addition, in the Rent-A-Center segment, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the lease purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the lease purchase transaction, we will continue to educate our customers and potential customers about the lease-to-own alternative to credit as well as promote our reputation as a leading provider of high-quality, branded merchandise and services.
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
Industry & Competition
According to data released by the Fair Isaac Corporation on October 29, 2024, consumers in the “subprime” category (those with credit scores below 650) made up approximately 25% of the United States population. Approximately 31% of U.S. consumers have incomes below $50,000 and may lack access to traditional credit. The lease-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit to finance a purchase.
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
Trademarks
We own various trademarks and service marks that are used in connection with our operations, including certain trademarks that have been registered with the United States Patent and Trademark Office. The duration of our registered trademarks is unlimited, subject to periodic renewal and continued use. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our lease-to-own stores or through our third-party retailers also bear trademarks and service marks held by their respective manufacturers.
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

Human Capital Resources
As of December 31, 2024, we employed a total of 11,970 coworkers, the vast majority of which are full time employees. Our employee base is made up of 10,110 coworkers in our U.S. Operations, including Puerto Rico, 1,300 coworkers in our Mexico operations and 560 coworkers at our corporate facilities.
We continually monitor our demand for labor and provide training and competitive compensation packages in an effort to attract and retain skilled coworkers. We believe our coworkers are one of the primary keys to successfully operating our business and achieving our strategic objectives. Our human capital measures and objectives focus on the successful training and development of our coworkers, in addition to their safety. We also focus on supporting an inclusive and talented workforce with a variety of backgrounds and perspectives. All of our coworkers are employed at will and are free to end their employment with us at any time.
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
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. As of December 31, 2024, we operated 21 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. As of December 31, 2024, we operated 84 lease-to-own stores and 13 Acima staffed locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. As of December 31, 2024, we operated 30 Get It Now stores in Wisconsin and 18 Rent-A-Center stores in New Jersey.
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
Federal Regulation. To date, no comprehensive federal legislation has been enacted regulating the rental purchase transaction. However, other consumer protection laws and regulations adopted at the federal level and enforcement activities by the CFPB and the Federal Trade Commission may impact our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) regulates “leases” if, among other things, the initial term of the lease is at least 90 days. We believe the lease-to-own transaction, therefore, is not a covered “lease” under the Dodd-Frank Act because, among other reasons, the lease-to-own transaction is for a term of week to week, or at most, month to month. The Consumer Financial Protection Bureau (“CFPB”) may adopt a different interpretation of the Dodd-Frank Act or other federal consumer financial protection laws and is currently engaged in investigations and enforcement activities with respect to the lease-to-own industry, including pending litigation against our Acima subsidiary as discussed in this Annual Report on Form 10-K.

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
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC's website, www.sec.gov. Additionally, we make available free of charge on or through our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide electronic or paper copies of our filings free of charge upon request. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all members of our Board of Directors, as well as all of our coworkers, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller. The Code of Business Conduct and Ethics forms the foundation of a compliance program we established as part of our commitment to responsible business practices that includes policies, training, monitoring and other components covering a wide variety of specific areas applicable to our business activities and employee conduct. A copy of the Code of Business Conduct and Ethics is published on our website at https://investor.upbound.com/corporate-governance/governance-documents. We intend to make all required disclosures concerning any amendments to, or waivers from, this Code of Business Conduct and Ethics on our website.

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
•We must maintain brands that are recognized and trusted by consumers and third-party retailers.
•Our proprietary algorithms and customer decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions, which could cause these tools to no longer be indicative of our customers’ ability to perform under their agreements with us.
•Failure to effectively manage our costs could have a material adverse effect on our profitability.
•We face risks in our Acima third-party retailer business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center store locations. These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations.
•Our strategy to grow the third-party retailer business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
•Our operations are dependent on effective information management systems. Failure of our systems or those of our host retailers could negatively impact our business, financial condition and results of operations.
•If we fail to protect the integrity and security of customer, employee, supplier and host retailer or other third party information, or if our host retailers or other third parties fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation, and our business could be materially and adversely affected.
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
•The integration and use of artificial intelligence (“AI”) and similar technology in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.
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
•Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners, including third-party retailers.
•Our products and services may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or our third-party retailers, demand for our goods and the transactions we offer could decrease and our business could be materially and adversely affected.
•We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage, a diversion of resources and a material adverse effect on our business and results of operations.
•Brigit previously entered into a settlement with the FTC under which it continues to have ongoing compliance obligations, noncompliance with which could result in material regulatory enforcement.
•Our Brigit business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws.
•If our Brigit business were determined to be operating without having obtained necessary state or local licenses, registrations, or similar regulatory filings or approvals, it could adversely affect Brigit’s business, results of operations, financial condition, and future prospects.
•Federal and state regulatory authorities are increasingly focused on the earned wage access industry, and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could expose Brigit to significant additional costs or compliance-related burdens and could require Brigit to alter its business practices in a manner that may be materially adverse to Brigit.
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
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
Risks Relating to Our Acquisition of Brigit
•We may be unable to realize the anticipated benefits of the Brigit acquisition, including synergies, and expect to incur substantial expenses related to the acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
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
Consumer spending and payment behaviors are affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, cost of fuel, food and housing, inflation, recession and fears of recession, war (including the current conflicts in Ukraine and the Middle East) and fears of war, terrorist activities, pandemics, inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions and consumer perceptions of personal well-being and security. Unfavorable general economic changes, due to any one or more of these or other factors, could reduce demand for our products and services resulting in lower revenue or negatively impact consumer payment behavior resulting in higher than expected losses and negatively impacting our business and financial results. For example, since the latter part of 2021, we have experienced negative trends in customer behavior following the expiration of government stimulus and relief programs combined with a significant rise in the U.S. consumer price index, resulting in significant pressure on the discretionary income levels of our consumers. This led us to tighten our underwriting policies in an effort to improve risk management related to the execution of new leases. The continuation of the trends described above combined with the tightening of our underwriting policies has reduced the number of active leases with corresponding decreases in lease revenue and operating cash flows compared to having less restrictive underwriting policies.
In addition to the negative trends in customer behavior described above, we have also been impacted by other negative macroeconomic trends, including a tight labor market, which has contributed to wage inflation, and global supply chain disruptions resulting in reduced product availability and rising product costs. The possible economic policies of the new U.S. Presidential Administration, including proposed new or increased tariffs on U.S. trading partners and potential retaliatory tariffs enacted by U.S. trading partners, may also lead to continued or renewed inflationary pressures, reduced product availability and rising product costs. Recently, the U.S. Presidential Administration has proposed significant changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, and other government regulations affecting trade between the United States and other countries, and a number of other nations have proposed similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade, which could adversely affect our business.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, the full extent to which our risk management strategy and these macroeconomic trends (including consumer spending and payment behavior) may impact our business in future periods is uncertain. The continuation of volatile macroeconomic trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources. These general economic conditions and other factors described above may similarly adversely impact our Brigit business, including through changes in customer payment behaviors and losses at Brigit.
Risks Relating to Our Vendors, Suppliers and Products
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could materially and adversely affect our business.
Disruptions in our lease-to-own business supply chain and those of our third-party retailers can and have resulted in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Disruptions within our supply chain network also result in decreased net sales, increased costs and reduced profits.
Our arrangements with our suppliers and vendors may be materially and adversely affected by changes in our financial results or financial position or changes in consumer demand, which could materially and adversely affect our business.
Substantially all of our lease-to-own merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our key suppliers and vendors could respond to any actual or apparent decrease in, or any concern with, our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. In addition, if demand for our products and services declines, the volume of merchandise we purchase from third-party suppliers may decrease, which could result in smaller discounts from our vendors or the elimination of such discounts by our vendors. Our arrangements with our suppliers and vendors may also be impacted by media reports regarding our financial position or other factors relating to our business. Our need for additional liquidity could materially increase and our supply of inventory could be materially disrupted if any of our key suppliers or vendors, or a significant portion of our other suppliers or vendors, takes one or more of the actions described above, which could result in increased costs of operation and decreased net sales, customer satisfaction and profits.
We rely on the receipt of information from third-party data vendors, and inaccuracies in or delays in receiving such information, or the termination of our relationships with such vendors, could have a material adverse effect on our business, operating results and financial condition.
We are heavily dependent on data provided by third-party providers. We employ proprietary decisioning algorithms that determine whether or not an application for a lease submitted by a customer will be approved for a lease and the potential amount of the lease. These algorithms depend extensively upon continued access to, and timely receipt of, reliable data from external sources, such as third-party data vendors. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data-security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business would be negatively impacted, which would materially and adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data-source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable. Risks similar to those described in this paragraph may also adversely impact our Brigit business, which also depends on data provided by third-party providers.
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
We are focused on our mission to elevate financial opportunity for cash- and credit-constrained consumers including through affordable and flexible access to durable goods that promote a higher quality of living. In recent years, we accelerated our virtual growth strategy through the acquisition of Merchants Preferred, launch of our Preferred Lease offering and acquisition of Acima Holdings, with a focus towards executing on large market opportunities through national and regional third-party retailers. Most recently, we acquired Brigit, which expands our strategic focus into technology-driven financial health solutions, such as earned wage access (“EWA”) and credit building products for consumers who are underserved by traditional financial institutions. We seek to capitalize on key differentiators in our expanding virtual and technology-driven offerings, as well as grow our business through expansion in our lease-to-own product verticals, e‑commerce platform and other digital enhancements, improving the customer and third-party retailer experience and providing consumers with greater opportunities to shop how, when and where they want with the flexibility of our lease-to-own solutions. Our Rent-A-Center segment employs its own growth strategies and seeks to adapt to changing consumer preferences and shopping behaviors while managing its cost structure. Brigit also has its own growth strategies as it seeks to achieve significant growth in providing financial health solutions to consumers.
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
If we are unable to successfully appeal to and engage with our target consumers and third-party retailers, our business and financial performance may be materially and adversely affected.
We operate in the consumer retail industry through brick-and-mortar stores and digitally including through third-party retailer channels. Through our Brigit business, we now also provide financial health solutions direct to consumers. As such, our success depends, among other things, on our ability to identify and successfully market products and services through various channels that appeal to our current and future target customer segments and third-party retailers, to align our offerings with consumer and third-party retailer preferences and to maintain favorable perceptions of our brands by our target consumers and third-party retailers. If we are unable to successfully appeal to and engage with our target consumers and third-party retailers, our business and financial performance may be materially and adversely affected.
We must maintain corporate brands that are recognized and trusted by consumers and third-party retailers.
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
Our proprietary algorithms and customer decisioning tools used to approve customers are subject to unexpected changes in behavior caused by macroeconomic conditions, which could cause these tools to no longer be indicative of our customers’ ability to perform under their agreements with us.
We believe our proprietary customer lease decisioning process to be a key to the success of our business for both Acima and Rent-A-Center. Brigit also employs a proprietary decisioning process to approve consumers for its products and services. We assume behavior and attributes observed from prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, impacts to the U.S. economy related to the COVID-19 pandemic and changes in consumer behavior relating thereto as well as the current challenging macroeconomic conditions, could lead to increased incidence and costs related to lease merchandise write-offs or customer losses at Brigit. For example, we experienced higher losses in the fourth quarter of 2021 and during 2022 due to the impacts of changing consumer payment behaviors following the expiration of governmental stimulus programs and high inflation. Unexpected changes in behavior caused by macroeconomic conditions will impact our decisioning process and likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk and avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient. Even after the effect of the current macroeconomic conditions subside, unexpected changes in behavior caused by macroeconomic conditions such as the U.S. economy experiencing a recession or slowdown in economic growth and job losses related thereto, a continued high interest rate environment, inflationary pressures, reduced availability or elimination of government subsidies, changes in consumer preferences, availability of alternative products or other factors, could lead to increased incidence and costs related to lease merchandise write-offs or other customer losses.
We may take advantage of merger and acquisition opportunities from time to time with the intent of advancing our key initiatives, but such activities may not prove successful and may subject us to additional risks.
From time to time, we may take advantage of additional merger and acquisition opportunities intended to advance our key strategic initiatives. Such merger and acquisition opportunities, such as our recent Brigit acquisition, may involve numerous risks, including the following:
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
Consumer spending remains uncertain and our continued profitability is largely dependent on our ability to effectively manage our cost structure, certain elements of which are largely fixed in nature. We have experienced, and may experience in the future, increases in the costs of purchasing certain merchandise from suppliers or third-party retailers as a result of various factors, including supply/demand trends, tariffs and other government regulations, increases in the prices of certain commodities, increases in shipping costs and general economic conditions. We have experienced and may experience in the future increases in labor costs as a result of wage inflation for employees in many regions or increased competition for employees as unemployment rates decline. We have limited or no control over many of these inflationary forces. In addition, due to the competitive environment in our industries and increasing price transparency, we may not be able to recover all or even a portion of such cost increases by increasing our merchandise or other prices, fees, or otherwise. Even if we are able to increase merchandise or other prices or fees, those cost increases to our customers could result in reduced demand for our products and services. As a result, the failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer-stolen merchandise, other operating expenses or indirect spending could materially and adversely affect our profitability.

We face risks in our Acima third-party retailer business and virtual locations that differ in some potentially significant respects from the risks of the traditional lease-to-own business conducted in Rent-A-Center store locations. These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations.
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
•reliance on unaffiliated third-party retailers for many important business functions, from advertising through assistance with lease transaction applications, including, for example, adhering to Acima’s merchant policies and procedures, properly explaining the nature of the lease-to-own transaction to potential customers, properly handling customer inquiries made directly to the third-party retailer and properly explaining that the lease transaction is with Acima and not with the third-party retailer;
•increased regulatory focus on the virtual lease-to-own transaction and/or the potential that regulators adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Acima’s ability to offer virtual lease-to-own programs or certain products or services through third-party retailers, and/or that regulators may attempt to force the application of laws and regulations on Acima’s lease-to-own business or certain products or services in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by us, restrict certain business activities and negatively impact our financial and operational performance (see, for example, the regulatory matters discussed in Note M to our consolidated financial statements included in this Annual Report on Form 10-K);
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable;
•more product diversity within Acima’s merchandise inventory relative to our traditional store-based lease-to-own business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned and which exposes us to risks associated with products with which we have limited experience;
•lower barriers to entry and start-up capital costs to launch a competitor due to the reliance of Acima and its competitors on the store locations and inventories of third-party retailers, and online connections with retailers, rather than incurring the cost to obtain and maintain brick and mortar locations and in-store or in-warehouse inventories;
•indemnification obligations to Acima’s third-party retailers and their service providers for losses stemming from Acima’s failure to perform with respect to its products and services, to comply with applicable laws or regulations or to take steps to protect its third-party retailers’' and their customers’ data and information from being accessed or stolen by unauthorized third-parties, including through cyberattacks;
•increased risk of consumer fraud with respect to Acima’s lease-to-own business and e-commerce business as compared to the traditional store-based Rent‑A‑Center Business;
•increased risk of merchant fraud due to the planned growth in third-party retailers and other merchants from which customers can select products to lease from Acima;
•reduced gross margins compared to the Rent-A-Center segment because Acima generally purchases merchandise it leases to customers at retail, rather than wholesale, prices;
•operational, financial, regulatory or other risks associated with the development and implementation of new digital technologies that are intended to enhance the customer and third-party retailer experience and to differentiate Acima from competing consumer offerings, including Acima direct to consumer offerings; and
•the ability of Acima to adequately protect its proprietary technologies or to address any claims of infringement by third-parties.
These risks could have a material adverse effect on Acima, which could negatively impact our ability to grow the Acima segment and result in a material adverse effect on our results of operations. In addition, these risks have become more significant due to the size of the Acima segment as a percentage of our overall company.

Our strategy to grow the third-party retailer business depends on our ability to develop and offer robust virtual lease-to-own technology, including algorithmic decisioning programs and waterfall integrations.
Although our third-party retailer business began as a staffed model, our strategy to grow the third-party retailer business depends on significantly expanding our unstaffed or virtual lease-to-own solution. The acquisitions of Merchants Preferred and Acima Holdings in recent years, including scalable technology offering, robust decision engine, enhanced infrastructure and experienced management team members accelerated the development of our virtual lease-to-own offering. Since 2021, we have further executed on our virtual growth strategy through, among other things, continued investments in Acima’s proprietary offerings, technologies and organizational enhancements. We may not realize the intended benefits from these investments and initiatives. If we are unable to maintain and continuously improve our technologies and decisioning methodologies, our business and financial results may be materially and adversely affected.
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
We utilize integrated information management systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information management systems to perform as designed due to “bugs,” crashes, computer viruses, security breaches, cyberattacks, phishing attacks, internet failures and outages, operator error, or catastrophic events, and any associated loss of data or interruption of such information management systems for a significant period of time could disrupt our business. If the information management systems sustain repeated failures, we may not be able to manage our store and virtual operations or our Brigit operations, which could have a material adverse effect on our business, financial condition and results of operations. We continuously need to improve and upgrade our systems and technology while maintaining their reliability and integrity. We invest in new information management technology and systems and implement modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We take actions and implement procedures designed to ensure the successful implementation of these investments, including the testing of new systems and the transfer of existing data. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. A disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially and adversely affect our business, financial condition and results of operations. Similar risks associated with Acima host retailer information management systems or information management systems of Brigit’s commercial partners, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.
If we fail to protect the integrity and security of customer, employee, supplier and host retailer or other third party information, or if our host retailers or other third parties fail to protect the integrity and security of customer information, we could incur significant liability and damage our reputation, and our business could be materially and adversely affected.
In the ordinary course of business, we collect, store and process certain personal information provided to us by our customers, including social security numbers, dates of birth, banking information, credit and debit card information and data we receive from consumer reporting companies, including credit report information, as well as certain confidential information about our third-party retailers and employees, among others. Much of this data constitutes confidential personally identifiable information (“PII”) which, if unlawfully accessed, either through a “hacking” attack or otherwise, could subject us to significant liability as further discussed below.
To our knowledge, our business other than the Brigit business has not suffered a significant security breach during 2024 or during 2025 through February 25, 2025, nor has the Brigit business suffered a significant security breach since being acquired by Upbound and through February 25, 2025, the date of this Annual Report on Form 10-K. However, despite instituted safeguards for the protection of such information, our systems are subject to significant risk of compromise from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, misappropriate, destroy or manipulate various types of information that we rely on, including confidential PII or other confidential information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or if a third party we are engaged with suffers a breach, we could potentially also suffer from the loss of such information. Loss or misuse of customer, employee, supplier or third-party retailer information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, suppliers, third-party retailers, bank partners, regulators and other persons, any of which could have a material adverse effect on our business, financial condition and results of operations. Successful data breaches or other cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could similarly negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded. The costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and industry standards, fines, penalties, or liability, and costs incurred to prevent or remediate information security breaches, could materially and adversely affect our business. In addition, we rely on the secure operation of our website and other third-party systems generally to assist us in the collection and transmission of the sensitive data we collect. Similar risks associated with Acima host retailers’, Brigit’s bank partners’ or other service providers’ failure to protect the integrity and security of customer information, which we do not control, may also materially and adversely affect our business, financial condition and results of operations.
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. Additionally, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. We are also required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. In addition, we may face challenges integrating Brigit, which was not subject to the rules and regulations promulgated under Sarbanes-Oxley prior to its acquisition by us, into our internal control infrastructure.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our ability to raise capital, and may also expose us to potential claims and losses. Additionally, any such failure could subject us to increased regulatory scrutiny, which could also have a material adverse effect on our business and the price of our securities.
The industries in which we operate are highly competitive, which could impede our ability to maintain lease volumes and pricing and have a material adverse effect on our operating results.
Many categories of products we lease and sell from time to time, including furniture, appliances and electronics such as televisions, computers and smartphones, are the subject of intense competition from a number of types of competitors, including national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and online providers of used goods and merchandise, traditional, “big-box” and e-commerce retailers, fintech firms and others. In addition, the lease-to-own industry faces competition from layaway programs and various types of consumer finance companies, including Buy-Now-Pay-Later, installment, payday and title loan companies that may enable our customers to shop at traditional or online retailers, as well as rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets, and offer a larger selection of products at more competitive prices than our Rent-A-Center and Acima segments. Competitors with greater financial resources may be able to grow faster than us, including through acquisitions. Our competitors may also employ aggressive marketing strategies involving frequent sales and discounts, including the use of certain products as “loss leaders” to increase customer traffic. Engaging in these pricing strategies could cause a material reduction in our sales revenue and gross margins. Alternatively, we may be unable to or elect not to engage in these pricing strategies, which could decrease our lease volumes. The expansion of digital retail has increased the number and variety of retailers with which we compete, and certain online retailers may have greater brand recognition, social media following and engagement and sophisticated websites than we do.
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
Our Acima segment relies heavily on relationships with third-party retailers. An increase in competition, which we continue to face, could cause our third-party retailers to no longer offer the Acima lease-to-own solutions in favor of those of our competitors, or to offer the Acima lease-to-own solutions and the products of our competitors simultaneously at the same store locations, which could slow growth in the Acima segment and limit or reduce profitability. Furthermore, Acima’s lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on third-party retailer relationships that may prove to be more successful.
Our recently acquired Brigit business also faces significant competition from other providers of EWA and credit builder products and other financial health technology companies, which may adversely impact Brigit's ability to achieve its growth objectives in a timely manner or at all.
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
Our workforce is comprised primarily of employees who work on an hourly basis. We rely on our sales associates in our Rent-A-Center store locations and staffed Acima locations to provide customers with an enjoyable and informative shopping experience and to help ensure the efficient processing and delivery of products. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. We compete with other retail businesses as well as restaurants for many candidates for employment at our store locations and staffed Acima locations. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. Our ability to control labor costs is also subject to numerous external factors and compliance with regulatory structures, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our employees. If we are unable to attract and retain quality employees at reasonable cost, or fail to comply with the regulations and laws impacting personnel, it could have a material adverse effect on our business, financial condition and results of operations.
Acts of nature, whether due to climate change, pandemic or otherwise, can disrupt our operations and those of our third-party retailers.
Our Rent-A-Center store operations, as well as those of our third-party retailers at Acima, are subject to the effects of adverse acts of nature, such as pandemics and other public health crises, winter storms, hurricanes, hail storms, strong winds, earthquakes, tornadoes and wildfires, which have in the past caused damage such as flooding and other damage to our stores and those of our third-party retailers in specific geographic locations, including in Mexico, Puerto Rico, Florida, Louisiana and

Texas, and may, depending upon the location and severity of such events, materially and unfavorably impact our business continuity. We cannot guarantee that the amount of any hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we may maintain from time to time would cover any or all damages caused by any such event.
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
Climatologists predict the long-term effects of climate change and global warming will result in the increased frequency, intensity, unpredictability and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ costs and the production of products leased at our Rent-A-Center stores as well as our third-party retailers at Acima. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores and impact the availability and costs of products, commodities and energy, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.
In addition, concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, including increased disclosure requirements. These requirements may lead to an increase in tax, transportation, utility and other expenses.
Lastly, there is increased focus, including by governmental and non-governmental organizations, investors, customers and communities on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industries do not act, or are perceived not to act, responsibly with respect to our impact on the environment. Moreover, our customers, stockholders, employees and other stakeholders have diverse expectations, demands and perspectives on these topics, which are continuing to evolve. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, and subject us to legal and operational risks, any of which could have a material adverse effect on our business. Our host retailers in our Acima segment may face similar risks, which could adversely impact the results of our Acima segment.
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
Our business typically experiences moderate seasonality with the first quarter of each fiscal year generally providing higher sales than any other quarter, due to customers’ receipt of federal tax refunds, followed by reduced demand in the second and third quarters of each fiscal year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results, our ability to borrow on our credit facilities, and our ability to service our debt obligations or fund our operations could be adversely affected.
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
The integration and use of AI and similar technology in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.
We are in the early stages of integrating AI in our business, including machine learning AI and generative AI tools that collect and analyze data to support our business operations and customer-facing interactions. For example, we recently acquired Brigit, which offers certain products that depend on the use of AI. We also use products and services from third parties that use integrated AI technology. The use of AI tools and technology presents many challenges and risks to our business. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
The use of AI applications, including large language models, may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.
The introduction of AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.
If our Brigit business fails to comply with its obligations under license or technology agreements with third parties, or if Brigit cannot license rights to use technologies on reasonable terms, we could be required to pay damages, lose license rights that are critical to Brigit’s business or be unable to commercialize new products and services in the future.
Our Brigit business licenses certain third-party intellectual property that is important to Brigit’s business, including data, technologies, content and software from third parties, and in the future Brigit may license additional valuable third-party data, intellectual property or technology. If Brigit fails to comply with any of the obligations under Brigit’s license agreements or other applicable agreements, it may be required to pay damages and the licensor may have the right to terminate the license, which would cause Brigit to lose valuable rights, and could prevent Brigit from selling certain of its products and services, or inhibit its ability to commercialize current or future products and services. Brigit’s business may suffer if any current or future licenses or other grants of rights to our Brigit business terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property rights against infringing third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable. Third parties from whom our Brigit business currently licenses data, intellectual property and technology could refuse to renew those agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable, requiring Brigit to obtain the data, intellectual property or technology from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on Brigit’s use of such third-party data, intellectual property or technology.
Our Brigit Business’s Instant Cash advances expose Brigit to the repayment risk of Brigit’s customers and if Brigit’s underwriting criteria for making advances is not sufficient to mitigate against this risk, or if the data Brigit uses to underwrite is inaccurate or incomplete, Brigit’s financial condition and operating results could be adversely affected if a substantial number of Brigit’s customers fail to repay the Instant Cash advance they receive.
The Instant Cash advance product that we acquired through our acquisition of Brigit exposes Brigit to financial losses if Brigit’s customers do not repay the advance provided. The timing and volume of advance repayments have a significant impact on Brigit’s financial results and cash flows. If a large number of Brigit’s customers do not repay advances, Brigit’s financial condition and operating results would be adversely affected.
Brigit’s underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty. Brigit relies on consumer's bank account data obtained through a third party in order to develop its underwriting models and in order to underwrite any particular consumer's advance. If this data becomes unavailable or is inaccurate or incomplete, Brigit’s underwriting may not adequately predict repayment of advances.
There can be no assurance that Brigit’s performance forecasts will be accurate. In periods with changing economic conditions and continued or renewed inflationary pressures, accurately forecasting repayment of advances is more difficult. Brigit’s allowance for losses is an estimate, and if actual repayment defaults are materially greater than the allowance for losses, or more generally, if Brigit’s forecasts are not accurate, Brigit’s financial position, liquidity and results of operations could be materially adversely affected.
If our Brigit business’s present or any future key banking relationships are terminated and Brigit is not able to secure or successfully migrate client portfolios to a new bank partner or partners, Brigit’s business would be adversely affected.
Our Brigit business relies on agreements with bank partners, including Coastal Community Bank, to provide certain of its products and services to customers. These agreements and corresponding regulations governing banks and financial institutions may give bank partners substantial discretion in approving certain aspects of Brigit’s business practices, including the application and qualification procedures for Brigit’s customers and require Brigit to comply with certain legal requirements. Discretionary actions by bank partners under these agreements could impose material limitations to, or have a material adverse effect on, Brigit’s business, financial condition and results of operations. If Brigit’s relationship with any of its bank partners is terminated, Brigit would need to find another financial institution to provide those services, which could be difficult and expensive. If Brigit is unable to find a replacement financial institution, Brigit would not be able to offer certain of its products and services to its customers, which would have a material adverse effect on Brigit’s business, financial condition and results of operations. Furthermore, Brigit’s financial results could be adversely affected if the costs associated with any of its bank partners materially change or if any penalty or claim for damages is imposed as a result of Brigit’s breach of its agreements with them.
Risks Relating to Legal and Compliance Matters
We may be subject to legal or regulatory proceedings from time to time that result in damages, penalties or other material monetary obligations or material restrictions on our business operations, and our use of arbitration agreements may not allow us to avoid costly litigation.
In addition to laws and regulations regarding our lease‑to‑own transactions and those impacting products and services currently offered by Brigit, we are subject to consumer protection and data privacy laws and other laws and regulations. As we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of additional statutory and regulatory requirements not presently applicable to our operations. We have defended against, continue to defend against, and may in the future defend against, legal and regulatory proceedings from time to time, including class action lawsuits and regulatory enforcement proceedings alleging various regulatory violations. We have incurred and may in the future incur significant damages, fines, penalties, obligations to post bonds pending appeal or legal fees or expenses in connection with such legal and regulatory proceedings or may pay significant amounts to settle legal or regulatory proceedings, which could materially and adversely affect our results of operations, liquidity and capital resources. The failure to pay any material judgment would constitute a default under the ABL Credit Facility, the Term Loan Facility and the Notes (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K). In addition, we may become subject to significant restrictions on or changes to our business practices, operations or methods, including pricing, account management, or similar terms, as a result of existing or future governmental or other proceedings or settlements, any of which could significantly harm our reputation, both with consumers as well as with third-party retailers and materially and adversely affect our business, prospects and financial condition.
In an attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and, with the exception of our Brigit business, our employees to sign arbitration agreements, including class action waivers. However, in addition to opt-out provisions contained in such agreements, judicial, regulatory or legislative actions may restrict or eliminate the enforceability of such agreements and waivers. In the past, various courts and administrative authorities have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes, any of which could have a material adverse effect on our business. See Note M to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding certain legal and regulatory proceedings impacting our company.
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
We cannot provide any assurance that Acima’s litigation against the CFPB will be successful or that Acima will be successful in defending against the CFPB’s litigation and that the CFPB’s ongoing regulatory efforts will not lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions or other relief, and/or require changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
In addition, Acima is also subject to the pending multi-state attorneys’ general matter and the pending New York Attorney General litigation, as described further in Note M to our consolidated financial statements included in this Annual Report on Form 10-K. As with the CFPB litigation described above and in Note M, there can be no assurance that either of these additional matters will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or additional litigation, whether by the multi-state attorneys’ general group, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
The regulatory environment related to information security and data collection, use and privacy is increasingly rigorous, with new and constantly-changing requirements applicable to certain aspects of our business, including our collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers or otherwise approve customers for our products or services, any payment information we may decide to furnish to consumer reporting agencies, our credit reporting practices, our ability to share customer information between our affiliated businesses and with third parties, and the manner in which we process and store certain customer, employee and other information. All states have adopted laws requiring the timely notification to individuals and, at times, regulators, the media or credit reporting agencies, if a company experiences the unauthorized access or acquisition of PII. Many states have enacted additional data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of PII and other information. For instance, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, contains, among other things, new disclosure obligations for businesses that collect PII from California residents and affords those individuals numerous rights relating to their PII. The CCPA has changed the manner in which we collect, store and use consumer data and has resulted in increased regulatory oversight, litigation risks and costs of compliance. Furthermore, the California Privacy Rights Act (the “CPRA”) was passed in November 2020 and is intended to augment and expand the CCPA, and many of the CPRA's provisions became effective on January 1, 2023 (with respect to information collected from and after January 2022). The CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Moreover, other states have adopted and may continue to adopt privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. These costs, including others relating to increased regulatory oversight and compliance, could materially and adversely affect our business. In addition, given that privacy and customer data protection laws may be interpreted and applied inconsistently and are in a state of flux that varies by jurisdiction, our data protection policies and practices may not be consistent with the most recent interpretations and applications of such laws at all times. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any legal or regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and materially and adversely affect our operating results.

Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners, including third-party retailers.
While our policies and compliance programs are intended to promote legal and ethical business practices, there is a risk that our employees, agents or business partners, including third-party retailers and franchisees, could engage in misconduct that materially and adversely affects our reputation, ability to do business or our operating results or financial condition. For instance, our operations in the U.S. and abroad are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related stockholder lawsuits, could cause us to incur significant legal fees and could damage our reputation. Other misconduct, including discrimination or harassment in the workplace, illegal or suspicious activity and breaches in the protection of consumer information, could similarly subject us to regulatory sanctions and negatively impact our reputation, business, operating results or financial condition. In addition, misconduct by our employees or agents could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Furthermore, alleged or perceived misconduct by our employees, agents or business partners, including third-party retailers, even if not substantiated, may attract negative publicity that could damage our reputation and impair our ability to maintain and develop relationships with our vendors, customers and other third-parties with whom we do business and to attract and retain employees.
Our products and services may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or our third-party retailers, demand for our goods and the transactions we offer could decrease and our business could be materially and adversely affected.
Certain third parties, including consumer advocacy groups, media reports, and federal and state government officials have asserted that laws and regulations regarding lease-to-own transactions should be broader and more restrictive. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories seeking to borrow money to finance purchases. This “cost-of-rental” amount, which is generally defined as total lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the fundamental difference between a credit transaction and a lease transaction, lease customers' early purchase options, the fact that consumers can return their leased merchandise at any time without penalty or further payment obligations or the numerous other benefits to consumers of lease-to-own programs compared to traditional financing, or the lack of viable alternatives available to many of these consumers to obtain critical household items. If the negative characterization of lease-to-own transactions becomes increasingly accepted by consumers or our third-party retailers and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of lease‑to‑own transactions is accepted by regulators and legislators, our business may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our third-party retailers may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by our competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in Upbound Group, Inc. being perceived as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors. Such perception, whether or not accurate, could have a material adverse effect on our business, results of operations and financial condition. Brigit's EWA business and other offerings to underserved consumers face similar risks and negative characterizations from time to time by certain third parties, including consumer advocacy groups, media reports, and federal and state government officials.

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
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. However, under the franchise business model, we may face claims, liabilities and reputational harm based on vicarious liability, joint‑employer liability, or other theories of liability. Expansion of these bases for liability not only could result in expensive litigation with our franchisees, third-parties or government agencies, but also could make it more difficult to appropriately support our franchisees while managing our risk of liability and reputational harm, all of which could impact our results of operations. For instance, on October 27, 2023, the National Labor Relations Board (“NLRB”) issued an amended rule for determining when two or more employers may be found to be a joint employer under the National Labor Relations Act. In March 2024, a federal court struck down the NLRB’s 2023 expanded rule, leaving the NLRB’s prior 2020 rule on joint employment in effect. The NLRB’s 2020 rule requires “substantial direct and immediate control” over one or more “essential terms or conditions of employment” in order to establish joint liability. There is a possibility of further changes in the law from the NLRB, as well as other agencies and state governments that may cause us or our franchisees to be liable or held responsible for unfair labor practices, violations of wage and hour laws, or other violations or require our franchises to conduct collective bargaining negotiations regarding employees of our franchisees. If this occurs, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability, which could materially and adversely affect our results of operations.
We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage, a diversion of resources and a material adverse effect on our business and results of operations.
The success of our business depends in part on identification of the names “Upbound”, “Rent-A-Center”, “Acima” and “Brigit”, and the success of our lease-to-own, EWA decisioning and other models necessary to offer our products and services depend in large part on our proprietary decisioning algorithms, our e‑commerce platform and other proprietary technologies that we currently have or may develop in the future. To protect our intellectual property rights, we rely, or may from time to time rely, on a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors and other third parties with whom we have relationships. However, our efforts to protect our intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of our intellectual property or proprietary information, which could result in a loss of our competitive advantage. In addition, any of our intellectual property rights may be challenged, which could result in their being narrowed in scope or declared invalid or unenforceable. Any litigation or claims relating to our intellectual property and proprietary information brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
Moreover, competitors or other third parties may allege that we, or agents, consultants or other third parties retained or indemnified by us, have infringed on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts of money to defend the claim (even if we ultimately prevail). We may also be required to pay significant money damages. In the event of a settlement or adverse judgment, our results of operation may materially decline if we are prohibited from using the relevant systems, processes, technologies or other intellectual property, especially if we are forced to cease offering certain products or services, or are required to pay to the alleged owner of the relevant intellectual property licensing fees, royalties or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of our management and employees. Refer to Note M to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the FlexShopper patent infringement litigation against our Acima business.
The taxes applicable to our operations can be difficult to determine and are subject to change, and our failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Acima and e-commerce businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various business activities. Failure to comply with such statutes, or a successful assertion by applicable tax authorities requiring us to collect taxes in a location or for transactions where we presently do not, could result in substantial tax liabilities, including for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially. For instance, following a United States Supreme Court decision in June 2018, states may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state. Our Acima segment may become subject to additional taxes if state or municipal legislatures adopt tax reform that subjects our lease-to-own transactions originated at the locations of Acima’s third-party retailers to taxation in that jurisdiction, despite Upbound Group, Inc. having no physical presence in that jurisdiction. As governments increasingly search for ways to increase revenues, states may adopt tax reform or take other legislative action designed to raise tax revenues, including by expanding the scope of transactions subject to taxation or by increasing applicable tax rates, or interpreting existing sales, income and other tax regulations in a manner adverse to our business. Such changes could subject our business to new or increased tax obligations, which could have a material adverse effect on our results of operations.
Brigit previously entered into a settlement with the FTC under which it continues to have ongoing compliance obligations, noncompliance with which could result in material regulatory enforcement.
On November 14, 2023, Brigit entered into a Stipulated Order for Permanent Injunction, Monetary Judgment, and Other Relief with the Federal Trade Commission (“FTC”) settling allegations that Brigit violated provisions of the Restore Online Shoppers’ Confidence Act ("ROSCA") and Section 5 of the FTC Act in conducting its subscription and Instant Cash lines of business. The settlement required payment of a monetary penalty of $18 million, as well as ongoing injunctive requirements related to disclosures and representations regarding Instant Cash advances, disclosures and authorizations regarding subscription plans, and subscription cancellation practices. The settlement also requires Brigit to comply with certain obligations regarding reporting settlement-relevant information to the FTC, recordkeeping, and responding to further requests from the FTC. Monetary elements of the settlement have been satisfied, but requirements to engage in FTC-facing compliance obligations continue for up to 15 years and injunctive relief related to ROSCA and FTC Act is permanent. While we believe Brigit is in material compliance with the terms of its FTC settlement, any actual noncompliance or noncompliance asserted by the FTC may result in further regulatory action and, ultimately, additional penalties, defense and compliance costs, or business restrictions.

Our Brigit business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws.
Brigit is subject to extensive regulation under United States federal and state laws and regulations governing the provision of consumer financial services such as EWA, credit builder and other products. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject Brigit to civil money penalties, consumer remediation, increased compliance costs, and limits or prohibitions on its ability to offer certain products or services or to engage in certain activities. Any failure or perceived failure to comply with any of these laws or regulations could subject Brigit to lawsuits or governmental actions and/or damage its reputation, which could materially and adversely affect Brigit’s business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over Brigit.
In addition, Brigit’s partnership with Coastal Community Bank is subject to the supervisory authority of the FDIC and the Washington State Department of Financial Institutions, which are the bank’s primary federal and state banking regulators, respectively; and Brigit is subject to supervision and regulation by certain state regulators as a result of licenses or similar approvals it holds. Authority and discretion of such additional regulators may also involve investigation and enforcement resulting in the potential for monetary penalties, consumer remediation, and injunctive relief.
If our Brigit business was determined to be operating without having obtained necessary state or local licenses, registrations, or similar regulatory filings or approvals, it could adversely affect Brigit’s business, results of operations, financial condition, and future prospects.
Certain states have adopted laws regulating and requiring licensing, registration, or similar regulatory filings or approvals by parties that engage in certain activities regarding consumer finance transactions. The scope of such requirements varies by jurisdiction and the application of some consumer financial licensing laws to Brigit’s products and activities is unclear but may include providing EWA, offering or facilitating the originating of loans, and servicing or collecting loans, among other regulated activities. In addition, these requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of: (i) as relevant to Brigit’s Instant Cash product, parties offering EWA products; and (ii) as relevant to Brigit’s Credit Builder product and any future loan-related product development, parties engaged in loan solicitation, loan or receivable acquisition, loan servicing and debt collection.
Brigit has also received inquiries from certain state regulatory agencies regarding requirements to obtain licenses from or register with those states, and Brigit may receive additional such inquiries in the future.
If Brigit were determined to be in violation of applicable licensing or similar requirements by a court or a state, federal, or local enforcement agency, Brigit could be subject to fines, damages, injunctive relief (including required modification or discontinuation of its business in certain areas), criminal penalties and other penalties or consequences, and Brigit’s ability to engage in its current products and services may be impaired, any of which could have a material adverse effect on Brigit’s business.
Federal and state regulatory authorities are increasingly focused on the earned wage access industry, and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could expose Brigit to significant additional costs or compliance-related burdens and could require Brigit to alter its business practices in a manner that may be materially adverse to Brigit.
Although there is currently no comprehensive federal legislation regulating EWA products, such as Brigit’s Instant Cash product, the CFPB has increasingly focused on the potential treatment of EWAs as loans or other extensions of credit for the purposes of applying certain federal consumer financial laws and regulations and the potential regulation of unfair, deceptive, or abusive practices with respect to EWA products. In particular, on July 18, 2024, the CFPB issued a proposed interpretive rule regarding “Consumer Credit Offered to Borrowers in Advance of Expected Receipt of Compensation for Work” that would, if finalized as proposed, treat certain EWAs as credit for purposes of the Federal Truth in Lending Act (“TILA”) and its implementing regulation, Regulation Z, and treat certain fees commonly charged in connection with EWAs, including fees for expedited delivery of advance disbursements and certain “tips,” as finance charges under TILA and Regulation Z. Such treatment would result in cost-of-credit disclosure requirements and limited practice requirements under TILA becoming applicable to covered EWA products. The CFPB’s interpretive rule has not been finalized, and whether it will be finalized materially as proposed remains uncertain under the new Presidential Administration. Nevertheless, increased regulatory focus on EWAs by the CFPB and other relevant federal regulators, may continue, and may be material to Brigit’s business.
At the state level, more than 20 states have addressed the coverage of EWAs by their loan-related regulatory regimes, implemented new EWA-specific regulatory requirements, or publicly considered one of these approaches (e.g., through the introduction of legislation that would, if enacted, specifically regulate EWAs as a product distinct from loans). Many of the states that have taken EWA-related action have implemented requirements that EWA providers obtain licenses or registrations and/or comply with limited disclosure and practice requirements. For example, California recently finalized a new regulation under the California Consumer Finance Protection Law requiring EWA providers to register with the state, but not imposing rate or fee restrictions on EWA products at this time. Brigit has obtained incrementally more EWA-related licenses and been subject to increasing disclosure and practice requirements with respect to its Instant Cash product over time, and it expects to continue doing so into the near future. Some states, however, have adopted more restrictive approaches. In particular, in 2023, legislatures or consumer financial regulators in Connecticut and Maryland issued guidance and/or changes in law or regulation, indicating that EWA products, in certain cases, would be considered loans or otherwise regulated under loan regulatory regimes imposing licensing, rate and fee limitation, and origination and servicing practice limitations on providers of such EWAs. We note that Brigit currently: (i) does not offer its Instant Cash product to Connecticut residents; and (ii) has been subject to, and continues to engage with regulators with respect to, both an inquiry from the Maryland Office of Financial Regulation and a subpoena from the Maryland Attorney General related to the EWA industry. Resolution of existing matters, as well as any new licensing or practice requirements may involve penalties, compliance costs, or business restrictions that may be material to Brigit’s business.
Federal and state regulatory authorities are increasingly focused on consumer financial products offered through partnerships between banks and non-bank entities, and any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced or interpreted could expose Brigit to significant additional costs or compliance-related burdens and could require Brigit to alter its business practices in a manner that may be materially adverse to Brigit.
Loan programs involving partnerships between banks and non-bank entities, like the relationship between Coastal Community Bank and Brigit with respect to the Credit Builder product, have been the subject of increased regulatory and private plaintiff focus over time. Federal banking regulators increasingly have scrutinized banks’ oversight and control over service providers, in some cases bringing enforcement actions against banks partnering with financial technology companies in manners inconsistent with appropriate compliance and risk controls that constrains such banks’ ability to offer or expand credit or payments products through partnerships. State legislatures and regulators increasingly have sought to regulate bank partnership structures through methods such as enforcement actions seeking to recharacterize non-banks as the “true lenders” in bank partnership relationships for licensing and regulatory purposes. anti-evasion provisions purporting to recharacterize non-banks as lenders or otherwise subject them to licensing or usury restrictions as though they were lenders, imposition of new or more expansively interpreted licensing requirements for activities engaged in by non-bank entities as service providers to banks (e.g., the marketing, arrangement, or brokering of loans, the acquisition of loans or interests therein, or the servicing or collection of loans), adoption of opt-outs from the federal regulatory regime (the Depository Institutions Deregulation and Monetary Control Act of 1980, or DIDMCA) permitting banks to rely on the interest-related provisions of the state in which they make a loan when lending elsewhere, and seeking to impose rate or fee limitations on non-banks after they have acquired loans or interests in loans from a bank partner (“Madden claims”). Private plaintiffs have also increasingly brought litigation grounded in licensing, “true lender,” and Madden claims over time. While we believe Brigit’s relationship with Costal Community Bank, and the products offered and activities conducted in connection with such relationship, comply with applicable law, regulatory or private plaintiff actions relating to bank partnerships, or the general evolution of regulatory requirements arising from bank partnerships, may result in penalties, compliance costs, required product or practice changes, or other business restrictions that may be material.
Due to Brigit’s bank partnership model, Brigit is and will continue to be subject to third-party risk management obligations, its business model may need to be substantially altered and Brigit may not be able to continue to operate its business as it is currently operated.
The Credit Builder product made available through Brigit by Coastal Community Bank is subject to regulation and supervision by Coastal Community Bank’s regulators, including the FDIC and the Washington State Department of Financial Institutions, and Brigit, as a service provider to Coastal Community Bank, undertakes certain compliance obligations. If Brigit were to become directly subject to banking regulations or if the third-party risk management requirements applicable to Brigit were to change, Brigit’s business model may need to be substantially altered and Brigit may not be able to continue to operate its business as it is currently operated. Failure by Brigit, or Coastal Community Bank, to comply with applicable laws and regulations could have a material adverse effect on Brigit’s business, financial position and results of operations.

Risks Relating to Our Indebtedness and Other Financial Matters
We have significant indebtedness, and the level of our indebtedness could materially and adversely affect us.
As of December 31, 2024, our total indebtedness was approximately $1.3 billion. We also had undrawn commitments available for borrowings of an additional $428.3 million under the ABL Credit Facility (after giving effect to approximately $46.7 million of outstanding letters of credit).
In addition, our indebtedness could further increase, and the related risks that we face could intensify. For example, we expect to continue to evaluate the possibility of acquiring additional businesses and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. For example, a portion of cash consideration paid in connection with the Brigit acquisition was financed by incurring additional indebtedness. Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings. We may also require additional capital to fund purchases of merchandise during high volume periods.
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
As of December 31, 2024, the annual cash interest payments on our indebtedness are approximately $109 million, which could fluctuate depending on changes in interest rates. We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on our indebtedness through our cash flows from operations. However, our ability to generate sufficient cash flow from operations and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control, and there can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates will increase our interest expense and our debt service obligations on the variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2024, approximately $877 million of our indebtedness was variable rate indebtedness, and, assuming all loans were fully drawn, each quarter‑point (0.25%) change in interest rates would result in an additional $2.2 million annualized pretax charge or credit to our Consolidated Statements of Operations. As of the date of this Annual Report on Form 10-K, we have not entered into any interest rate swap agreements. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.
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
•adverse developments in our relationships with our customers, third-party retailers or vendors;
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
Risks Relating to Our Acquisition of Brigit
We may be unable to realize the anticipated benefits of the Brigit acquisition, including synergies, and expect to incur substantial expenses related to the acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to realize potential revenue and, to a lesser extent, cost synergies as a result of the Brigit acquisition. In addition to the purchase price we paid in connection with the acquisition, we also expect to incur certain costs to achieve these synergies. In addition, while we believe these synergies are achievable, our ability to achieve such estimated synergies and the timing of achieving any such synergies is subject to various assumptions by our management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such synergies. As a consequence, we may not be able to realize all of these synergies within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the acquisition and materially and adversely affect our business, financial condition and results of operations.
We may be unable to retain key personnel hired as a result of the Brigit acquisition.
The success of the Brigit acquisition will depend in part on our ability to retain the talent and dedication of key employees of Brigit. It is possible that these employees may decide not to remain with Brigit after the acquisition. If our Brigit business is unable to retain key employees, including management, who are critical to the successful integration and future operations of the Brigit business, Brigit could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition if key employees terminate their employment, Brigit’s business activities may be adversely affected, and Brigit’s management’s attention may be diverted to hiring suitable replacements, all of which may cause Brigit’s business to suffer. Brigit also may not be able to locate or retain suitable replacements for any key employees who leave Brigit.

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
The Cybersecurity and Privacy team, which maintains our cybersecurity function, reports to our Chief Technology and Digital Officer, who reports directly to our Chief Executive Officer. The Cybersecurity and Privacy team is led by our Chief Information Security Officer (“CISO”), who is responsible for developing and implementing our cybersecurity program and reporting on cybersecurity matters. The CISO and Chief Technology and Digital Officer report to the Cybersecurity, Technology and Innovation Committee (the “Committee”) at least three times per year. Our CISO has been a cybersecurity leader for 20 years, maintains appropriate security certifications, and has extensive experience in building and maintaining cybersecurity risk and compliance programs. The cybersecurity team includes members who also have various levels of cybersecurity experience and maintain relevant cybersecurity certifications. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security controls and technologies and ongoing scanning and testing of Company information systems by internal teams as well as third-party organizations to identify potential vulnerabilities. To maintain knowledge of the latest developments in cybersecurity, evolving threat landscape, and cyber defense techniques, our CISO regularly attends cybersecurity related conferences and events hosted by cybersecurity experts, subscribes to cybersecurity threat intelligence communications and newsletters, and meets with cybersecurity vendors.
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
In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. The cybersecurity program is being enhanced to ensure that critical vendors and other third-parties are risk assessed prior to being given access to the Company’s information assets and networks. Additionally, processes are currently in place to review existing third-party access to systems that have a material impact on the financial statements of the Company.
The Committee was formed in December 2024 and is responsible for cybersecurity, technology and innovation oversight previously performed by the Audit and Risk Committee. It is a committee of the Company’s Board of Directors that actively participates in discussions with management regarding cybersecurity risks and receives periodic reports regarding the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, remedy audit findings, and review enhancements to the Company’s defenses and management’s progress on implementing its cybersecurity strategy. In addition, the Committee reviews key cybersecurity risks at least three times per year to help ensure such risks are incorporated into the Company’s Enterprise Risk Management framework. The Committee also meets at least three times per year in executive session with the Company's Chief Information Security Officer. To assist with their oversight of the Company's cybersecurity programs and mitigation efforts as they relate to the broader cybersecurity landscape, our Committee will attend cybersecurity awareness training or other educational events presented by third-party cybersecurity experts.
In the event of a cybersecurity incident, we have developed and implemented a communication and disclosure framework, which includes processes for escalating communication of the event to members of our internal disclosure committee for assessment of materiality and disclosure, executive management team members, internal and external legal counsel, internal and external audit teams, and other internal stakeholders. Significant cybersecurity events and strategic risk management decisions would be directed to the Committee for additional comprehensive oversight of the Company’s response measures and public disclosure of the event as appropriate. While we have experienced cybersecurity incidents in the past, none have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
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
Item 3. Legal Proceedings.
We, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations given the nature of our business. We regularly monitor developments related to these matters, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of the matters described herein involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation. We cannot predict the ultimate resolution of our pending legal proceedings and governmental inquiries and investigations or other similar matters that may arise in the future given the nature of our business and the inherent uncertainty associated with legal proceedings and governmental inquiries and investigations. Please see Note M to our consolidated financial statements and “Risks Relating to Legal and Compliance Matters” contained in Item 1A of this Annual Report on Form 10-K for additional discussion of certain of our legal proceedings and governmental inquiries.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the Nasdaq Global Select Market® under the symbol “UPBD.”
As of February 18, 2025, there were approximately 58 record holders of our common stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
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
Repurchases of Equity Securities
In December 2021, our Board of Directors authorized a stock repurchase program for up to $500.0 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the year ended December 31, 2024. During 2023, we repurchased 1,706,277 shares of our common stock for an aggregate purchase price of approximately $50.0 million. As of December 31, 2024, under the December 2021 Program, approximately $235.0 million remains available for repurchases.
Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2019, and dividends, if any, were reinvested for all years ending December 31.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Objective
We report financial operating performance under four operating segments, including our Acima segment, which includes our virtual and staffed business models; our Rent-A-Center segment, which represents our company-owned stores and e-commerce platform through rentacenter.com; and our Mexico and Franchising segments.
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
For similar historical operating and financial data and discussion of our year ended December 31, 2023 results compared to our year ended December 31, 2022 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, for the year ended December 31, 2023, incorporated herein by reference, which was filed with the SEC on February 27, 2024.
Recent Developments
Brigit Acquisition. On January 31, 2025, we completed the acquisition of Brigit for total consideration of up to $460 million, consisting of approximately $278.7 million in cash consideration and approximately 2.7 million shares of Upbound Group, Inc. common stock at closing, $75 million in deferred consideration, payable in multiple installments, and an earnout of up to $60 million based on the achievement of certain financial performance metrics for the Brigit business in 2026. Brigit is a holistic financial health technology company that has helped millions of Americans budget better, access their earned wages before their regularly scheduled payday, build their credit through savings, protect themselves from identity theft, and find ways to earn and save money. Its mission is to help everyday Americans build a better financial future.
Executive Management Changes.
•On February 20, 2025, we announced that Mitchell E. Fadel will retire from his position as Chief Executive Officer and as a member of the Board of Directors, effective June 1, 2025. Fahmi Karam will succeed Mr. Fadel as Chief Executive Officer and a member of the Board of Directors at that time. Mr. Karam has served as Chief Financial Officer since October 2022.
•On February 18, 2025, Sudeep Gautam, former Executive Vice President – Chief Technology and Digital Officer, departed the Company. We are currently searching for a successor to this position.
Dividend. On December 4, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share for the first quarter of 2025. The dividend was paid on January 7, 2025 to our common stockholders of record as of the close of business on December 18, 2024.
Business and Operational Trends
Macroeconomic Conditions. In recent years, we have experienced significant change in business and operational trends driven by macroeconomic conditions, which have directly impacted our customers as well as our operations, including significant changes in the U.S. consumer price index, changes in demand for certain consumer retail categories, changes in consumer payment behaviors, a condensed labor market, which has also contributed to wage inflation, rapid increases in interest rates, and global supply chain disruptions resulting in reduced product availability and rising product costs.
While the lease-to-own industry has historically remained a resilient business model throughout various economic cycles, the full extent to which our risk management strategy and these macroeconomic trends (including consumer spending and payment behavior) may impact our business in future periods is uncertain. The continuation of volatile macroeconomic trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K, for additional discussion of impacts to our business and additional risks associated with macroeconomic conditions.

Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues increased as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the years ended December 31, 2024 and 2023, e-commerce revenues represented approximately 26% of total lease-to-own revenues. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in Part II, Item 8 of this Annual Report on Form 10-K.
Key Metrics
Gross Merchandise Volume (“GMV”): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Acima segment that is leased to customers through a transaction that occurs within a defined period, net of estimated cancellations as of the measurement date.
Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center lease-to-own stores and e-commerce platform at the end of any given period.
Same Store Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Rent-A-Center lease-to-own stores that were operated by us for 13 months or more at the end of any given period. The Company excludes from the same store base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store base in the 30th full month following account transfer.
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
Lease Charge-Offs (“LCOs”) (previously referred to as “skip/stolen losses”): Represents charge-offs of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenues for the applicable period. For the Rent-A-Center segment, LCOs exclude Get It Now and Home Choice locations.

Overview
The following briefly summarizes certain of our financial information for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
During the year ended December 31, 2024, consolidated revenues and gross profit increased by approximately $328.2 million and $58.1 million, respectively, primarily due to an increase in the Acima segment revenues described below. Operating profit increased by approximately $128.7 million, primarily due to decreases in other gains and charges of $112.3 million and operating labor expenses of $4.3 million in addition to the increase in gross profit noted above, partially offset by increases in non-labor operating expenses of $35.7 million and general and administrative expense of $10.8 million.
The Acima segment revenues increased approximately by $330.1 million for the year ended December 31, 2024, due to increases in rentals and fees revenues and merchandise sales of $244.9 million and $84.1 million, respectively, primarily resulting from an increase in GMV of 17.1%. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, and expanded direct-to-consumer offerings. Operating profit increased approximately $20.1 million for the year ended December 31, 2024, primarily due to an increase in gross profit of $58.2 million and a decrease in other gains and charges of $11.6 million, partially offset by an increase in non-labor operating expenses of approximately $49.2 million. See “Segment Performance” below for further discussion of Acima segment operating results for the year ended December 31, 2024.
Revenues in our Rent-A-Center segment decreased approximately $0.7 million for the year ended December 31, 2024, primarily due to decreases in merchandise sales and installment sales of $1.0 million and $2.7 million, partially offset by an increase in rentals and fees revenue of $3.1 million, resulting from an increase in same store sales of 1.5%. Operating profit increased approximately $6.9 million for the year ended December 31, 2024, primarily due to decreases in non-labor operating expenses and operating labor expenses of $13.4 million and $5.7 million, respectively partially offset by an increase in other gains and charges of $7.3 million and a decrease in gross profit of $5.2 million. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the year ended December 31, 2024.
The Mexico segment revenues increased by 5.5% for the year ended December 31, 2024, contributing to an increase in gross profit of 6.7%, or $3.6 million. See “Segment Performance” below for further discussion of Mexico segment operating results for the year ended December 31, 2024.
Revenues for the Franchising segment decreased $5.4 million for the year ended December 31, 2024, primarily due to a decrease in merchandise sales of $6.9 million. See “Segment Performance” below for further discussion of Franchising segment operating results for the year ended December 31, 2024.
Cash flow from operations was $104.7 million for the year ended December 31, 2024 As of December 31, 2024, we held $60.9 million of cash and cash equivalents and had outstanding indebtedness of $1.3 billion.

The following table is a reference for the discussion that follows.

	Year Ended December 31,		2024-2023 Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues
Rentals and fees	$3,513,658	$3,261,678	$251,980	7.7%
Merchandise sales	624,735	541,766	82,969	15.3%
Installment sales	60,884	63,630	(2,746)	(4.3)%
Franchise Merchandise sales	88,125	95,054	(6,929)	(7.3)%
Royalty income and fees	24,738	24,416	322	1.3%
Other	8,424	5,869	2,555	43.5%
Total revenues	4,320,564	3,992,413	328,151	8.2%
Cost of revenues
Cost of rentals and fees	1,355,539	1,199,161	156,378	13.0%
Cost of merchandise sold	773,937	652,894	121,043	18.5%
Cost of installment sales	22,523	22,997	(474)	(2.1)%
Franchise cost of merchandise sold	88,214	95,103	(6,889)	(7.2)%
Total cost of revenues	2,240,213	1,970,155	270,058	13.7%
Gross profit	2,080,351	2,022,258	58,093	2.9%
Operating expenses
Operating labor	609,169	613,538	(4,369)	(0.7)%
Non-labor operating expenses	811,635	775,919	35,716	4.6%
General and administrative expenses	212,450	201,706	10,744	5.3%
Depreciation and amortization	50,886	51,321	(435)	(0.8)%
Other gains and charges	104,580	216,909	(112,329)	(51.8)%
Total operating expenses	1,788,720	1,859,393	(70,673)	(3.8)%
Operating profit	291,631	162,865	128,766	79.1%
Debt refinancing charges	6,604	—	6,604	100.0%
Interest, net	107,486	109,998	(2,512)	(2.3)%
Earnings before income taxes	177,541	52,867	124,674	235.8%
Income tax expense	54,063	58,046	(3,983)	(6.9)%
Net earnings (loss)	$123,478	$(5,179)	$128,657	nm
nm - percent change is not meaningful for comparison

Comparison of the Years Ended December 31, 2024 and 2023
Revenue. Total revenue increased by $328.2 million, or 8.2%, to $4,320.6 million for the year ended December 31, 2024, from $3,992.4 million for 2023. The increase was primarily due to an increase of approximately $330.1 million in the Acima segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2024 increased by $156.3 million, or 13.0%, to $1,355.5 million, as compared to $1,199.2 million in 2023. This increase in cost of rentals and fees was primarily attributable to an increase of $156.7 million in the Acima segment, driven by an increase in rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 38.6% for the year ended December 31, 2024 as compared to 36.8% in 2023.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $121.0 million, or 18.5%, to $773.9 million for the year ended December 31, 2024, from $652.9 million in 2023, primarily attributable to an increase of $115.3 million in the Acima segment, driven by an increase in merchandise sales. The gross margin percent of merchandise sales decreased to (23.9)% for the year ended December 31, 2024, from (20.5)% in 2023.
Gross Profit. Gross profit increased by $58.1 million, or 2.9%, to $2,080.4 million for the year ended December 31, 2024, from $2,022.3 million in 2023, primarily due to an increase of $58.2 million in the Acima segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 48.1% in 2024, as compared to 50.7% in 2023.
Operating Labor. Operating labor includes all salaries and wages paid to store operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $4.3 million, or 0.7%, to $609.2 million for the year ended December 31, 2024, as compared to $613.5 million in 2023, primarily attributable to a decrease of $5.7 million in the Rent-A-Center segment, partially offset by an increase of $1.2 million in the Mexico segment. Operating labor expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees was 14.5% for the year ended December 31, 2024, as compared to 15.8% in 2023.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $35.7 million, or 4.6%, to $811.6 million for the year ended December 31, 2024, as compared to $775.9 million in 2023, due to an increase of $49.2 million in the Acima segment, primarily attributable to an increase of $35.8 million in LCOs and other merchandise losses. Non-labor operating expenses expressed as a percentage of total revenue excluding franchise merchandise sales and royalty income and fees were 19.3% for the year ended December 31, 2024, compared to 20.0% in 2023.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $10.8 million, or 5.3%, to $212.5 million for the year ended December 31, 2024, as compared to $201.7 million in 2023, primarily due to higher compensation. General and administrative expenses expressed as a percentage of total revenue were 4.9% for the year ended December 31, 2024, compared to 5.1% in 2023.
Other gains and charges. Other gains and charges decreased by $112.3 million to $104.6 million in 2024, as compared to $216.9 million in 2023. The decrease in other gains and charges was primarily driven by a decrease of $132.6 million in stock compensation expense recognized for the year ended December 31, 2024, related to the restricted stock issued in connection with the Acima Holding acquisition. The decrease to other gains and charges was also due to a decrease of $11.6 million in amortization of acquired intangible assets and $3.1 million in interest income on tax refunds related to prior year returns received in 2023, partially offset by increases of $15.4 million in estimated legal accruals and legal expenses, $5.9 million in lease impairment charges and fixed asset disposal, $5.1 million in accelerated stock compensation expense related to our letter agreement with the Company’s Chief Executive Officer, $3.1 million in accelerated software depreciation, and $3.7 million in acquisition transaction costs. See Note N of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our other gains and charges.
Operating Profit. Operating profit increased $128.7 million, or 79.1%, to $291.6 million for the year ended December 31, 2024, as compared to $162.9 million in 2023, primarily due to an increase in gross profit and decreases in other gains and charges and labor operating expenses, partially offset by increases in non-labor operating and general and administrative expenses as described above. Operating profit expressed as a percentage of total revenue was 6.7% for the year ended December 31, 2024, compared to 4.1% in 2023.

Income Tax Expense. Income tax expense decreased by $3.9 million to $54.1 million for the year ended December 31, 2024, as compared to $58.0 million in 2023. The effective tax rate of 30.5% for the year ended December 31, 2024, compared to 109.8% in 2023, decreased primarily due to a lower tax impact of stock compensation expense related to stock consideration issued to the former owners of Acima Holdings in the form of restricted stock awards, compared to the prior year period. See Note J of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our effective tax rate.
Comparison of the Years Ended December 31, 2023 and 2022
For similar operating and financial data and discussion of our year ended December 31, 2023 results compared to our year ended December 31, 2022 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Segment Performance
Acima segment.

	Year Ended December 31,		2024-2023 Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$2,261,446	$1,931,325	$330,121	17.1%
Gross profit	702,620	644,447	58,173	9.0%
Operating profit	255,549	235,480	20,069	8.5%
Gross merchandise volume(1)	1,851,616	1,581,259	270,357	17.1%
(1) See Key Metrics described above for additional information
Revenues. The increase in revenues for the year ended December 31, 2024 compared to 2023 was primarily due to increases in rentals and fees revenue and merchandise sales revenue of $244.9 million and $84.1 million, respectively, primarily resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, in addition to expanded direct-to-consumer offerings.
Gross Profit. Gross profit increased for the year ended December 31, 2024 compared to 2023, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 31.1% for the year ended December 31, 2024, compared to 33.4% in 2023, primarily due to an increase in merchandise sales as a percent of total revenue, and the conversion of Acceptance Now locations to the Acima platform.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 11.3% for the year ended December 31, 2024, compared to 12.2% in 2023. The decrease in operating profit margin was primarily due to increases in non-labor operating expense of approximately $49.2 million for the year ended December 31, 2024 compared to 2023 and decreases in gross profit margin described above. The increase in non-labor operating expense is primarily attributable to an increase of $35.8 million in LCOs and other merchandise losses for the year ended December 31, 2024 compared to 2023. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of revenues, were approximately 9.4% in 2024, compared to 9.3% in 2023. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were 0.2% in 2024, compared to 0.1% in 2023. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.
Rent-A-Center segment.

	Year Ended December 31,		2024-2023 Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$1,863,425	$1,864,123	$(698)	—%
Gross profit	1,292,546	1,297,705	(5,159)	(0.4)%
Operating profit	280,423	273,518	6,905	2.5%
Lease portfolio value(1)	136,751	144,960	(8,209)	(5.7)%
Same store lease portfolio value(1)	123,364	125,905	(2,541)	(2.0)%
Change in same store sales(1)				1.5%
Stores in same store sales calculation				1,578
(1) See Key Metrics described above for additional information

Revenues. The decrease in revenue for the year ended December 31, 2024 was primarily due to decreases in merchandise sales and installment sales of $1.0 million and $2.7 million, respectively, partially offset by an increase in rentals and fees revenues of $3.1 million, primarily attributable to a smaller portfolio, as a result of the sale of 55 stores to a Rent-A-Center franchisee and store consolidated. For the years ended December 31, 2024 and 2023, e-commerce revenues represented approximately 26% of total Rent-A-Center segment lease-to-own revenues.
Gross Profit. Gross profit decreased in 2024, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues decreased to 69.4% in 2024 from 69.6% in 2023, primarily due to mix-shift changes between lease merchandise product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 15.0% for 2024 compared to 14.7% for 2023. The increase in operating profit margin for the year ended December 31, 2024 was primarily due to a decrease in non-labor operating expenses of $13.4 million, which includes the net gain on refranchise sale of approximately $3.1 million, and decrease in operating labor expenses of approximately $5.7 million, partially offset by increase in other gains and charges of $7.3 million. Merchandise losses in our Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.7% for the year ended December 31, 2024, compared to 4.5% in 2023. Merchandise losses in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.3% for the year ended December 31, 2024, compared to 1.4% in 2023. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.
Mexico segment.

	Year Ended December 31,		2024-2023 Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$78,726	$74,625	$4,101	5.5%
Gross profit	56,432	52,869	3,563	6.7%
Operating profit	4,806	4,846	(40)	(0.8)%
Change in same store sales(1)				8.1%
Stores in same store sales calculation				117
(1) See Key Metrics described above for additional information
Revenues. Revenues for 2024 were negatively impacted by exchange rate fluctuations of approximately $2.2 million, as compared to 2023. On a constant currency basis, revenues for the year ended December 31, 2024 increased approximately $6.3 million, compared to 2023.
Gross Profit. Gross profit for the year ended December 31, 2024 was negatively impacted by exchange rate fluctuations of approximately $1.6 million, as compared to 2023. On a constant currency basis, gross profit for the year ended December 31, 2024 increased by approximately $5.2 million, compared to 2023. Gross profit as a percentage of segment revenues increased to 71.7% in 2024, compared to 70.8% in 2023.
Operating Profit. Operating profit for the year ended December 31, 2024 was minimally impacted by exchange rate fluctuations, as compared to 2023. On a constant currency basis, the decrease in operating profit was less than $0.1 million for the year ended December 31, 2024, as compared to 2023. Operating profit as a percentage of segment revenues decreased to 6.1% in 2024, compared to 6.5% in 2023.
Franchising segment.

	Year Ended December 31,		2024-2023 Change
(dollar amounts in thousands)	2024	2023	$	%
Revenues	$116,967	$122,340	$(5,373)	(4.4)%
Gross profit	28,753	27,237	1,516	5.6%
Operating profit	16,737	17,087	(350)	(2.0)%
Revenues. Revenues decreased for the year ended December 31, 2024, compared to 2023, primarily due to a decrease in merchandise purchases by franchisees of $6.9 million.
Gross Profit. Gross profit as a percentage of segment revenues increased to 24.6% in 2024, compared to 22.3% in 2023, primarily due to the changes in the proportion of merchandise sales compared to royalty and fee revenue.

Operating Profit. Operating profit as a percentage of segment revenues increased to 14.3% in 2024, compared to 14.0% for 2023, primarily due to the change in gross profit described above.
Liquidity and Capital Resources
Overview. For the year ended December 31, 2024, we generated $104.7 million in operating cash flow and used cash in the amount of $323.8 million for debt repayments, $82.3 million for dividends and $56.3 million for capital expenditures, and had cash proceeds from indebtedness of $320.0 million and proceeds from sale of property assets of $18.7 million. We ended the year with $60.9 million of cash and cash equivalents and outstanding indebtedness of $1.3 billion. In connection with the Merger, we incurred additional indebtedness in January 2025, as discussed in the “Senior Debt” section below.
Analysis of Cash Flow. Cash provided by operating activities decreased by $95.6 million to $104.7 million in 2024 from $200.3 million in 2023, primarily due to an increase in our inventory purchases driven by increased consumer demand.
Cash used in investing activities decreased to $41.5 million in 2024, compared to $51.0 million in 2023, primarily due to an increase in proceeds from the sale of property assets, partially offset by higher investment in store-related assets in our Rent-A-Center segment in 2024.
Cash used in financing activities decreased to $93.5 million in 2024, compared to $202.1 million in 2023, primarily due to an increase in borrowings under the ABL Credit Facility of $250.0 million and a decrease in share repurchases of $50.0 million, partially offset by an increase in debt repayments of $185.1 million.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, which are impacted by consumer demand for our lease-to-own solutions. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We generally utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility, will be sufficient to fund our operations during the next twelve months. At February 18, 2025, we had approximately $113.7 million in cash on hand. Please reference the Senior Debt section below for additional discussion of our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Lease charge-offs	$316,402	$284,703	$336,475
Other merchandise losses(1)	30,670	29,112	38,734
Total merchandise losses	$347,072	$313,815	$375,209
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $56.3 million, $53.4 million and $61.4 million on capital expenditures in the years 2024, 2023 and 2022, respectively. The increase of $2.9 million for the year ended December 31, 2024 is primarily due to higher investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. During 2024, we acquired six lease-to-own store locations and customer accounts for an aggregate purchase price of approximately $1.5 million. Three of the store locations were closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment and three remained open as part of our Rent-A-Center segment.

The tables below summarize the location activity for the years ended December 31, 2024, 2023 and 2022 for our Rent-A-Center, Mexico and Franchising operating segments.

	Year Ended December 31, 2024
	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,839	131	440	2,410
New location openings	3	3	1	7
Conversions	(52)	—	52	—
Closed locations
Merged with existing locations	(60)	—	(2)	(62)
Sold or closed with no surviving location	(2)	(2)	(43)	(47)
Locations at end of period	1,728	132	448	2,308
Acquired locations closed and accounts merged with existing locations	3	—	—	3
Total approximate purchase price of acquired stores (in thousands)	$1,463	$—	$—	$1,463

	Year Ended December 31, 2023
	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,851	126	447	2,424
New location openings	7	6	2	15
Conversions	(7)	—	7	—
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(16)	(16)
Locations at end of period	1,839	131	440	2,410
Acquired locations closed and accounts merged with existing locations	1	—	—	1
Total approximate purchase price of acquired store (in thousands)	$39	$—	$—	$39

	Year Ended December 31, 2022
	Rent-A-Center	Mexico	Franchising	Total
Locations at beginning of period	1,846	123	466	2,435
New location openings	16	4	1	21
Conversions	1	—	(1)	—
Closed locations
Merged with existing locations	(12)	(1)	—	(13)
Sold or closed with no surviving location	—	—	(19)	(19)
Locations at end of period	1,851	126	447	2,424
Acquired locations closed and accounts merged with existing locations	4	—	—	4
Total approximate purchase price of acquired stores (in thousands)	$995	$—	$—	$995

Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on June 7, 2024, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of February 18, 2025, was 6.41%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029, at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on May 28, 2024, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of February 18, 2025, was 7.04%.
Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity. The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of us and our subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
On January 31, 2025, we used $323 million of our available commitments under our ABL Credit Facility to finance the Brigit acquisition. At February 18, 2025, we had outstanding borrowings of $802.3 million under the Term Loan Facility and available commitments of $94.5 million under our ABL Credit Facility, net of letters of credit.
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

Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of December 31, 2024, our total remaining obligation for existing store lease contracts was approximately $317.1 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. As of December 31, 2024, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $5.4 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2029 with rental rates adjusted periodically for inflation. As of December 31, 2024, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.1 million.
Reference Note G of our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of our store operating leases.
Uncertain Tax Position. As of December 31, 2024, we have recorded $0.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing lease purchase agreements in our Acima and Rent-A-Center segments or purchase pre-leased merchandise off the showroom floor in our Rent-A-Center segment during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds. In contrast, our cash expenditures for our merchandise purchases for the fiscal year are generally the highest beginning in the latter part of the third quarter through the fourth quarter, primarily as a result of holiday promotions that lead to increased demand for our lease-to-own offerings.
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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.8 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share as of December 31, 2024.
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
As of December 31, 2024, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $61.1 million, as compared to $71.6 million at December 31, 2023. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise in Rent-A-Center, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the lease contract, which is an activity-based method similar to the units of production method. Depreciation of merchandise for Acima Holdings is recognized using a straight-line method over the term of the lease contract. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer. In addition, merchandise that is held for rent for at least 180 consecutive days is depreciated using the straight-line method over a period generally not to exceed 18 months, and smartphones are also depreciated on a straight-line basis over an 18-month period beginning with the earlier of on rent or 90 consecutive days held for rent.
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center and Mexico segments, on or before the 120th day in our Acima segment and during the month following the 150th day in certain Acima locations formerly operating under the Acceptance Now brand. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses expected but not yet incurred as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2024 and 2023, the reserve for merchandise losses was $83.6 million and $84.7 million, respectively.
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
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. Our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Consolidated Statements of Operations.
Our trade and notes receivables consist of amounts due from our lease-to-own customers for lease renewal payments and past due uncollected lease payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate-related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables recognized as contra-bad debt expense in our Consolidated Statements of Operations.
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
During the period from our 2023 goodwill impairment assessment through the third quarter 2024, we periodically analyzed whether any indicators of impairment had occurred, including by comparing the estimated fair value of the Company, as determined based on our consolidated stock price, to its net book value. As the estimated fair value of the Company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2024, concluding it was not more likely than not that the carrying value of the net assets of our reporting units exceeded their respective fair values.
At December 31, 2024 and 2023, the amount of goodwill allocated to the Rent-A-Center segment was $1.9 million and $1.5 million, respectively. At both December 31, 2024 and 2023, the amount of goodwill allocated to the Acima segment was $288.3 million.
Contingencies. We, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations given the nature of our business. We regularly monitor developments related to these matters to determine whether a potential loss is probable and can be reasonably estimated for purposes of recording a reserve in our financial statements. We review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. As of December 31, 2024 and 2023, we recorded legal reserves of approximately $20.7 million and $8.8 million, respectively. Legal reserves are recorded under Accrued Liabilities in our Consolidated Balance Sheet. Please reference Notes I, M and N in the Notes to our Consolidated Financial Statements for additional disclosure related to our outstanding legal matters and related legal reserves.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of the annual income tax disclosures by requiring specific categories in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 will be required for us for fiscal years beginning after December 15, 2024. We expect the adoption of this ASU to result in additional disaggregation in the income taxes footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date for ASU No. 2024-03. The adoption of ASU 2024-03 will be required for us for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the ASU and the impact it will have on our financial statements following adoption.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2024, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $802.3 million outstanding under the Term Loan Facility and $75.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value approximates fair value for such indebtedness.
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
We have outstanding debt with variable interest rates indexed to prime rate or Term SOFR rate that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2024, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2024, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $8.8 million additional annualized pre-tax charge or credit to our Consolidated Statements of Operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upbound Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upbound Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Lease Charge-off Reserves

Description of the Matter
As described in Note A to the consolidated financial statements, the Company maintains an $83.6 million reserve for expected merchandise losses from unreturned merchandise related to delinquent rental agreements. The Company estimates this reserve based on a combination of historical write-offs and expected future losses.
Auditing the Company’s lease charge-off reserves for certain segments was complex due to the level of uncertainty associated with management’s assumptions used to estimate the reserve. In particular, management was required to estimate the amount of merchandise not expected to be returned related to delinquent accounts. The Company estimates expected losses from delinquent accounts based on historical write-off experience, including the number of days the account is past due and expectations about future losses from delinquent accounts at the end of the year.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to determine the valuation of the lease charge-off reserve. This included testing controls over the Company’s review of the significant inputs underlying the reserve estimate, which include those mentioned above.

To test the adequacy of the Company’s lease charge-off reserve, we performed substantive audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the reserve calculations and evaluating the Company’s methodology for estimating future losses. We evaluated significant assumptions, including those mentioned above, that were used in management’s calculation of the lease charge-off reserve. We also tested a sample of actual charge-offs to supporting documents to validate the number of days an account is delinquent before a write-off occurs for merchandise on rent. Among our other procedures, we performed sensitivity analyses over significant assumptions to evaluate the changes in the estimated lease charge-off reserve resulting from changes in the Company's significant assumptions.

Accrual for trade receivables

Description of the Matter
At December 31, 2024, the Company’s accrual for Acima trade receivables was $46.6 million, representing renewal and uncollected rental payments, adjusted for the probability of collection. As discussed in Note A to the consolidated financial statements, the Company estimates the probability of collection for renewal and uncollected rental payments based on an assessment that uses historical collection rates.
Auditing the Company’s accrual for Acima trade receivables for certain segments was complex due to the level of uncertainty associated with management’s assumptions used to estimate the adjustment. In particular, management was required to estimate the probability of collecting renewal and uncollected rental payments from accounts that are past due. The Company estimates the probability of collection from past due accounts based on historical write-off experience, including the probability of write-off based on the number of days the account is past due and expectations about future collections from delinquent accounts at the end of the year.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accrual for Acima trade receivables. This included testing controls over the Company’s review of the significant assumptions used in the accrued receivable calculation, including the probability that a delinquent account will be collected based on historical write-off experience, the likelihood of collection based on the number of days the receivable is past due and expectations about future collections.
To test the Company’s accrual for Acima trade receivables, we performed substantive audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the Company’s methodology for estimating the probability of collection. We evaluated significant assumptions, including those mentioned above, that were used in management’s calculation of the accrual for trade receivables. Among our other procedures, we performed sensitivity analyses over historical collections to evaluate the impact such changes could have on the accrual for trade receivables that would result from changes in the assumptions.

Legal Contingencies

Description of the Matter
At December 31, 2024, the Company’s liabilities for legal settlements totaled $21 million. As described in Note M to the consolidated financial statements, the Company is subject to legal or regulatory proceedings and government inquiries as part of its regular business activities, which may lead to damages, penalties, significant financial obligations, or substantial restrictions on its operations.
Auditing management’s accounting for and disclosure of loss contingencies for certain matters involved challenging and subjective auditor judgment in assessing the Company’s evaluation of the probability of a loss, and the estimated amount or range of loss.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over management’s assessment of the probability of incurrence of a loss and whether the loss or range of loss was reasonably estimable and the development of related disclosures.

We evaluated the legal letters obtained from internal and external legal counsel addressing the legal matters in question, held meetings with the legal counsel discussing the allegations and ongoing status, and performed a search for new or contrary evidence including understanding previous rulings, as part of our audit procedures. Further, we obtained a representation letter from management on these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Dallas, Texas
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upbound Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Upbound Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Upbound Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
February 25, 2025

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenues
Rentals and fees	$3,513,658	$3,261,678	$3,375,453
Merchandise sales	624,735	541,766	675,288
Installment sales	60,884	63,630	72,328
Franchise merchandise sales	88,125	95,054	91,350
Royalty income and fees	24,738	24,416	25,998
Other	8,424	5,869	4,975
Total revenues	4,320,564	3,992,413	4,245,392
Cost of revenues
Cost of rentals and fees	1,355,539	1,199,161	1,268,809
Cost of merchandise sold	773,937	652,894	779,789
Cost of installment sales	22,523	22,997	25,547
Franchise cost of merchandise sold	88,214	95,103	91,715
Total cost of revenues	2,240,213	1,970,155	2,165,860
Gross profit	2,080,351	2,022,258	2,079,532
Operating expenses
Operating labor	609,169	613,538	634,341
Non-labor operating expenses	811,635	775,919	821,821
General and administrative expenses	212,450	201,706	186,470
Depreciation and amortization	50,886	51,321	53,079
Other gains and charges	104,580	216,909	235,283
Total operating expenses	1,788,720	1,859,393	1,930,994
Operating profit	291,631	162,865	148,538
Debt refinancing charges	6,604	—	—
Interest expense	110,585	113,418	87,708
Interest income	(3,099)	(3,420)	(641)
Earnings before income taxes	177,541	52,867	61,471
Income tax expense	54,063	58,046	49,114
Net earnings (loss)	$123,478	$(5,179)	$12,357
Basic earnings (loss) per common share	$2.26	$(0.09)	$0.23
Diluted earnings (loss) per common share	$2.21	$(0.09)	$0.21
Cash dividends declared per common share	$1.50	$1.39	$1.36
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net earnings (loss)	$123,478	$(5,179)	$12,357
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(1,821), $1,665, and $464 for 2024, 2023, and 2022, respectively	(6,849)	6,263	1,745
Total other comprehensive (loss) income	(6,849)	6,263	1,745
Comprehensive income	$116,629	$1,084	$14,102
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and par value data)	2024	2023
ASSETS
Cash and cash equivalents	$60,860	$93,705
Receivables, net of allowance for doubtful accounts of $13,290 and $14,254 in 2024 and 2023, respectively	156,438	111,005
Prepaid expenses and other assets	54,205	50,259
Rental merchandise, net
On rent	1,134,860	1,109,896
Held for rent	113,922	124,167
Merchandise held for installment sale	5,522	6,398
Property assets, net of accumulated depreciation of $548,708 and $611,120 in 2024 and 2023, respectively	254,151	273,118
Operating lease right-of-use assets	265,537	289,702
Deferred tax asset	58,732	72,032
Goodwill	290,189	289,750
Other intangible assets, net	255,246	301,398
Total assets	$2,649,662	$2,721,430
LIABILITIES
Accounts payable — trade	$115,479	$177,249
Accrued liabilities	304,212	322,905
Operating lease liabilities	272,983	293,435
Deferred tax liability	18,388	60,842
Senior debt, net	867,726	866,707
Senior notes, net	441,890	439,920
Total liabilities	2,020,678	2,161,058
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 125,796,878 and 125,415,059 shares issued in 2024 and 2023, respectively	1,108	1,100
Additional paid-in capital	1,493,885	1,459,709
Retained earnings	1,036,169	994,892
Treasury stock at cost, 71,060,928 shares in 2024 and 2023	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(11,212)	(4,363)
Total stockholders' equity	628,984	560,372
Total liabilities and stockholders' equity	$2,649,662	$2,721,430
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
(in thousands)	Shares	Amount
Balance at January 1, 2022	124,398	$1,065	$1,146,509	$1,143,647	$(1,765,574)	$(12,371)	$513,276
Net earnings	—	—	—	12,357	—	—	12,357
Other comprehensive income	—	—	—	—	—	1,745	1,745
Purchase of treasury stock	—	(35)	—	—	(75,017)	—	(75,052)
Exercise of stock options	110	1	1,785	—	—	—	1,786
Vesting of restricted share units	520	49	(49)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(9,509)	—	—	—	(9,509)
Stock-based compensation	—	—	159,358	—	—	—	159,358
Dividends declared	—	—	—	(78,815)	—	—	(78,815)
Balance at December 31, 2022	125,028	$1,080	$1,298,094	$1,077,189	$(1,840,591)	$(10,626)	$525,146
Net loss	—	—	—	(5,179)	—	—	(5,179)
Other comprehensive income	—	—	—	—	—	6,263	6,263
Purchase of treasury stock, including excise tax	—	(17)	—	—	(50,375)	—	(50,392)
Exercise of stock options	138	1	2,385	—	—	—	2,386
Vesting of restricted share units	249	36	(36)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,850)	—	—	—	(2,850)
Stock-based compensation	—	—	162,116	—	—	—	162,116
Dividends declared	—	—	—	(77,118)	—	—	(77,118)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
Net earnings	—	—	—	123,478	—	—	123,478
Other comprehensive loss	—	—	—	—	—	(6,849)	(6,849)
Exercise of stock options	73	1	1,798	—	—	—	1,799
Vesting of restricted share units	309	7	(7)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(3,689)	—	—	—	(3,689)
Stock-based compensation	—	—	36,074	—	—	—	36,074
Dividends declared	—	—	—	(82,201)	—	—	(82,201)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net earnings (loss)	$123,478	$(5,179)	$12,357
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	1,302,571	1,160,579	1,229,136
Bad debt expense	19,350	25,869	24,658
Stock-based compensation expense	36,074	162,116	159,358
Depreciation of property assets	71,995	75,450	67,981
(Gain) loss on sale or disposal of property assets	(2,158)	568	6,080
Amortization of intangibles	46,382	58,022	65,890
Amortization of financing fees	5,322	6,374	6,409
Write-off of debt financing fees	4,817	—	—
Deferred income taxes	(27,147)	(17,944)	(41,209)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(1,328,899)	(1,272,043)	(1,047,687)
Receivables	(62,283)	(25,009)	(10,145)
Prepaid expenses and other assets	(3,946)	(4,188)	17,398
Operating lease right-of-use assets and lease liabilities	3,713	487	(1,952)
Accounts payable — trade	(61,770)	21,800	19,783
Accrued liabilities	(22,778)	13,388	(39,597)
Net cash provided by operating activities	104,721	200,290	468,460
Cash flows from investing activities
Purchase of property assets	(56,275)	(53,402)	(61,387)
Proceeds from sale of assets	18,683	2,484	52
Promissory loan issuance	(2,500)	—	—
Acquisitions of businesses	(1,413)	(39)	(995)
Net cash used in investing activities	(41,505)	(50,957)	(62,330)
Cash flows from financing activities
Share repurchases	—	(50,000)	(75,052)
Excise tax related to share repurchases(1)	(392)	—	—
Exercise of stock options	1,799	2,386	1,786
Shares withheld for payment of employee tax withholdings	(3,689)	(2,850)	(9,509)
Debt issuance costs	(5,186)	—	—
Proceeds from debt	320,000	70,000	90,000
Repayments of debt	(323,750)	(138,604)	(298,750)
Dividends paid	(82,299)	(83,056)	(79,188)
Net cash used in financing activities	(93,517)	(202,124)	(370,713)
Effect of exchange rate changes on cash	(2,544)	2,355	391
Net (decrease) increase in cash and cash equivalents	(32,845)	(50,436)	35,808
Cash and cash equivalents at beginning of year	93,705	144,141	108,333
Cash and cash equivalents at end of year	$60,860	$93,705	$144,141
Supplemental cash flow information:
Cash paid during the year for:
Interest	$108,509	$106,161	$71,195
Income taxes (excludes $751, $20,714, and $725 of income taxes refunded in 2024, 2023, and 2022, respectively)	$103,110	$89,241	$72,307
(1) Excise tax cash payment of $0.4 million during the year ended December 31, 2024 is related to share repurchases of $50.0 million during the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Upbound Group, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company,” “we,” “us” and “our” refer to the consolidated business operations of Upbound Group, Inc. and any or all of its direct and indirect subsidiaries. We report four operating segments: Acima, Rent-A-Center, Mexico and Franchising.
Our Acima segment, which primarily operates in the United States and Puerto Rico, includes the operations of Acima Holdings and certain locations previously operating under our Acceptance Now brand, generally offers consumers who do not qualify for traditional financing the lease-to-own transaction through staffed or unstaffed kiosks located within third-party retailer locations, or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Rent-A-Center segment consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease household durable goods to customers through lease purchase agreements. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice” in Minnesota and Wisconsin. Our Rent-A-Center segment operates through our company-owned stores and e-commerce platforms through rentacenter.com, getitnowstores.com and homechoicestores.com. At December 31, 2024, we operated 1,728 company-owned stores nationwide and in Puerto Rico, including 51 retail installment sales stores.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease household durable goods to customers on a lease-to-own basis. At December 31, 2024, we operated 132 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Upbound Group, Inc., is a franchisor of lease-to-own stores. At December 31, 2024, Franchising had 448 franchised stores operating in 29 states. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to our franchisees, who in turn offer the merchandise to the general public for rent or purchase under a lease-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
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
Rental merchandise that is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Rent-A-Center and Mexico segments, on or before the 120th day in our Acima segment and during the month following the 150th day in certain Acima locations formerly operating under the Acceptance Now brand. Minor repairs made to rental merchandise are expensed at the time of the repair. In addition, we maintain a reserve for these expected losses, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on a combination of historical write-offs and expected future losses. As of December 31, 2024 and 2023, the reserve for merchandise losses was $83.6 million and $84.7 million, respectively. Expenses related to merchandise losses, damaged merchandise, or merchandise repairs are recorded

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to non-labor operating expenses in our Consolidated Statements of Operations and were $347.1 million, $313.8 million, and $375.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Consolidated Statements of Operations.
Our trade and notes receivables consist of amounts due from our lease-to-own customers for lease renewal payments and past due uncollected lease payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other obligations; and other corporate related receivables. The majority of our Franchising trade and notes receivables relate to amounts due from franchisees for inventory purchases, earned royalties and other obligations. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days and are reported as amounts due from franchisees, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 90 or more days past due and payments subsequently received on such receivables are recognized as contra-bad debt expense in our Consolidated Statements of Operations.
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
At December 31, 2024, the amount of goodwill attributable to the Rent-A-Center and Acima segments was approximately $1.9 million and $288.3 million, respectively. We currently do not have goodwill balances attributable to our Mexico or Franchising segments.
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
Foreign Currency Translation
The functional currency of our foreign operations is the applicable local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at an average rate of exchange during the period.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised exclusively of our foreign currency translation adjustment and the related tax impact of that adjustment.
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
Sales Taxes
We record revenue net of related sales taxes imposed on our goods and services in our Consolidated Statements of Operations. We are required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $65.0 million, $63.1 million, and $53.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising expense is net of vendor allowances of $23.2 million, $21.7 million, and $20.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note O. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of certain share-based awards requires information about several variables that include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields, and the risk free interest rate. We base the expected term on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Time-vesting restricted stock units are valued using the closing price on the Nasdaq Global Select Market on the day before the grant date. Performance-based restricted stock units will vest in accordance with a total shareholder return formula, and are valued by a third-party valuation firm using Monte Carlo simulations.
Reclassifications
Certain reclassifications may be made to the reported amounts for prior periods to conform to the current period presentation. These reclassifications have no impact on net earnings or earnings per share in any period. There were no reclassifications of reported amounts for prior periods included in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Newly Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses on a quarterly and annual basis and is intended to improve the transparency of reportable segment disclosures. Adoption of ASU 2023-07 was required for us beginning January 1, 2024 for our Annual Report on Form 10-K for the year ended December 31, 2024 and interim periods beginning in 2025. We have include required disclosure updates in our Annual Report on Form 10-K for the year ended December 31, 2024, using a retrospective approach.
Note B — Acquisitions and Divestitures
Brigit Acquisition
On December 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortuna Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Brigit, and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of Brigit’s securityholders, pursuant to which Merger Sub merged with and into Brigit (the “Merger”), with Brigit surviving the Merger as a wholly owned subsidiary of the Company. The Merger with Brigit, a leading holistic financial health technology company, was completed on January 31, 2025 (the “Closing Date”). In accordance with the Merger Agreement, we issued to the security holders of Brigit (the “Brigit Securityholders”) an aggregate of approximately 2.7 million shares of our common stock, par value $0.01 per share (the “Closing Stock Consideration”), with a value of $29.34 per share based on the volume-weighted average price of our common stock over the ten consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, and paid to them aggregate closing cash consideration of $278.7 million (“Closing Cash Consideration”). The Closing

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Consideration is subject to post-closing working capital adjustments. The Closing Cash Consideration for the acquisition was financed with a combination of cash on hand and borrowings under our ABL Credit Facility.
Pursuant to the terms of the Merger Agreement, we will also pay the Brigit Securityholders $75 million in deferred consideration, payable in multiple installments, $37.5 million of which will be payable 30 days following the first anniversary of the Closing Date and the remainder of which will be payable no later than 30 days following the second anniversary of the Closing Date. The payment of the deferred consideration is subject to acceleration if certain acceleration events specified in the Merger Agreement occur prior to the payment of the deferred consideration. The Brigit Securityholders may also receive up to $60 million in earnout payments based on achievement of certain financial performance metrics for the Brigit business in 2026. The earnout payments are subject to acceleration if certain acceleration events specified in the Merger Agreement occur prior to the final calculation and payout of the earnout payments.
The portion of Closing Stock Consideration issued to Brigit’s co-founders and certain of their respective affiliates (collectively, the “Co-Founders”) is subject to vesting and other limitations set forth in a restricted stock agreement entered into with each such Co-Founder, with 10% of the Closing Stock Consideration issued to such Co-Founder vesting six months after the Closing Date, 55% of such Closing Stock Consideration vesting one year after the Closing Date and 100% of such Closing Stock Consideration vesting two years after the Closing Date.
As of the date of this Annual Report on Form 10-K, we are unable to disclose supplemental pro forma financial information, including combined revenues and earnings of the recently merged companies, for the year ended December 31, 2024, or the preliminary fair value of assets acquired and liabilities assumed in connection with the Merger, due to the unavailability of Brigit's financial statements as of December 31, 2024, and as of the date of the Merger. We intend to report the above information in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.
Other Acquisitions
The following table provides information concerning other store acquisitions completed during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(dollar amounts in thousands)	2024	2023	2022
Number of stores acquired remaining open	3	—	1
Number of stores acquired that were merged with existing stores	3	1	4
Number of transactions	6	1	5
Total purchase price	$1,463	$39	$995
Amounts allocated to:
Goodwill	$439	$—	$—
Customer relationships	230	11	141
Rental merchandise	794	28	854
Operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
Refranchise Sale
On September 9, 2024, we sold 55 Rent-A-Center stores in the states of New York and New Jersey to a franchisee. We received cash consideration of approximately $19.1 million, including approximately $0.6 million related to franchise fees. The sale included on rent and held for rent inventory of approximately $13.0 million, property assets of approximately $2.0 million, and prorated rent and other miscellaneous expenses of $0.4 million, resulting in a net gain on sale of approximately $3.1 million. The gain on sale was recorded to non-labor operating expenses in our Consolidated Statements of Operations.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Revenues
The following tables disaggregate our revenue:

	Year Ended December 31, 2024
(in thousands)	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
Rentals and fees	$1,760,086	$1,679,385	$74,187	$—	$3,513,658
Merchandise sales	499,407	121,899	3,429	—	624,735
Installment sales	—	60,884	—	—	60,884
Franchise merchandise sales	—	—	—	88,125	88,125
Royalty income and fees	—	—	—	24,738	24,738
Other	1,953	1,257	1,110	4,104	8,424
Total revenues	$2,261,446	$1,863,425	$78,726	$116,967	$4,320,564

	Year Ended December 31, 2023
(in thousands)	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
Rentals and fees	$1,515,189	$1,676,238	$70,251	$—	$3,261,678
Merchandise sales	415,306	122,915	3,545	—	541,766
Installment sales	—	63,630	—	—	63,630
Franchise merchandise sales	—	—	—	95,054	95,054
Royalty income and fees	—	—	—	24,416	24,416
Other	830	1,340	829	2,870	5,869
Total revenues	$1,931,325	$1,864,123	$74,625	$122,340	$3,992,413

	Year Ended December 31, 2022
(in thousands)	Acima	Rent-A-Center	Mexico	Franchising	Consolidated
Rentals and fees	$1,589,708	$1,724,541	$61,204	$—	$3,375,453
Merchandise sales	520,077	151,745	3,466	—	675,288
Installment sales	—	72,328	—	—	72,328
Franchise merchandise sales	—	—	—	91,350	91,350
Royalty income and fees	—	—	—	25,998	25,998
Other	535	1,250	210	2,980	4,975
Total revenues	$2,110,320	$1,949,864	$64,880	$120,328	$4,245,392
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At December 31, 2024 and 2023, we had $61.6 million and $68.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merchandise in our Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of installment sales at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third-parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At December 31, 2024 and 2023, we had $0.6 million and $1.1 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Franchise Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as rental payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At December 31, 2024 and 2023, we had $2.7 million and $3.0 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Other. Other revenue consists of revenue generated by other miscellaneous product plans offered to our rental and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
Note D — Receivables and Allowance for Doubtful Accounts
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for the years ended December 31, 2024, 2023 and 2022 was $10.3 million, $11.4 million, and $12.1 million, respectively, included in our installment sales revenues in our Consolidated Statements of Operations.
Trade and notes receivables consist of amounts due from our lease-to-own customers for lease renewal payments and past due uncollected lease payments, adjusted for the probability of collection based on our assessment of historical collection rates and length of time the receivable is past due; amounts owed from our franchisees for inventory purchases, earned royalties and other

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations; and other corporate related receivables. Credit is extended to franchisees based on an evaluation of each franchisee’s financial condition and collateral is generally not required. Trade receivables are generally due within 30 days.
Receivables consist of the following:

	December 31,
(in thousands)	2024	2023
Installment sales receivable	$60,242	$62,901
Trade and notes receivables(1)	109,486	62,358
Total receivables	169,728	125,259
Less allowance for doubtful accounts(2)	(13,290)	(14,254)
Total receivables, net of allowance for doubtful accounts	$156,438	$111,005
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $51.1 million and $36.8 million at December 31, 2024 and 2023, respectively, including $46.6 million and $31.7 million related to lease-to-own agreements for Acima Holdings and $3.6 million and $3.3 million related to lease-to-own agreements for RAC at December 31, 2024 and 2023, respectively.
(2) Lease receivables are accrued on a net basis, adjusted for the probability of collection based on our assessment of historical collection rates, as described above. Therefore, we do not maintain a separate allowance for doubtful accounts related to our lease receivables.
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is primarily based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. Our allowance is adequate to absorb all expected losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Consolidated Statements of Operations.
The allowance for our Franchising trade and notes receivables is determined by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Trade receivables that are more than 90 days past due are either written-off or fully reserved in our allowance for doubtful accounts. Payments subsequently received on such receivables are recognized as contra-bad debt expense in our Consolidated Statements of Operations.
The allowance for doubtful accounts related to Franchising trade and notes receivables was $2.2 million and $1.2 million at December 31, 2024 and 2023, respectively, and the allowance for doubtful accounts related to installment sales receivables was $11.1 million and $13.0 million at December 31, 2024 and 2023, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning allowance for doubtful accounts	$14,254	$13,214	$8,479
Estimated uncollectible payments and returns(1)	19,350	25,869	24,658
Accounts written off, net of recoveries	(20,314)	(24,829)	(19,923)
Ending allowance for doubtful accounts	$13,290	$14,254	$13,214
(1) Uncollectible installment payments, franchisee obligations, and other corporate receivables are recognized in non-labor store operating expenses in our consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E — Rental Merchandise

	December 31,
(in thousands)	2024	2023
On rent
Cost	$1,842,222	$1,762,458
Less accumulated depreciation	(707,362)	(652,562)
Net book value, on rent	$1,134,860	$1,109,896
Held for rent
Cost	$134,875	$146,024
Less accumulated depreciation	(20,953)	(21,857)
Net book value, held for rent	$113,922	$124,167
Note F — Property Assets

	December 31,
(in thousands)	2024	2023
Software	$438,607	$481,347
Building and leasehold improvements	205,162	214,498
Furniture and equipment	140,621	151,844
Transportation equipment	1,765	1,179
Construction in progress	16,704	35,370
Total property assets	802,859	884,238
Less accumulated depreciation	(548,708)	(611,120)
Total property assets, net of accumulated depreciation	$254,151	$273,118
We had $12.8 million and $30.0 million of capitalized software costs included in construction in progress at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023, and 2022, we placed in service internally developed software of approximately $44.0 million, $15.9 million, and $20.5 million, respectively.
Note G — Leases
We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2034. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three years to five years at rental rates adjusted according to agreed upon formulas. We evaluate all leases to determine if it is likely that we will exercise future renewal options and in most cases we are not reasonably certain of exercise due to competing market rental rates and lack of significant penalty, or business disruption incurred by not exercising the renewal options.
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
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Consolidated Balance Sheets. We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2029 with rental rates adjusted periodically for inflation, which are included in our operating lease right-of-use assets and operating lease liabilities in our Consolidated Balance Sheets. Finally, we have a minimal number of equipment leases, primarily related to temporary storage containers and certain back office technology hardware assets, which are included in our operating lease right-of-use assets and operating lease liabilities in our Consolidated Balance Sheets, or classified as short-term leases and excluded under the short term lease exemption.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In our calculation of operating lease right-of-use assets and operating lease liabilities we have elected not to separate the lease and non-lease components. Furthermore, operating lease right-of-use assets and operating lease liabilities are discounted using our incremental borrowing rate, since the implicit rate is not readily determinable. We do not currently have any financing leases.
Operating lease costs are recorded on a straight-line basis within non-labor operating expenses in our Consolidated Statements of Operations.
Total operating lease costs by expense type:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost included in non-labor operating expenses(1)	$129,667	$124,593	$124,376
Operating lease cost included in general and administrative expenses	5,567	5,725	6,297
Operating lease cost included in other gains and charges	5,308	—	303
Variable lease expense	37,540	37,660	36,216
Sublease receipts	(6,637)	(3,913)	(7,128)
Total operating lease charges	$171,445	$164,065	$160,064
(1) Includes short-term lease costs, which are not significant.
Supplemental cash flow information related to leases:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of operating lease liabilities	$102,013	$105,438	$104,281
Cash paid for short-term operating leases not included in operating lease liabilities	25,105	19,306	18,639
Right-of-use assets obtained in exchange for new operating lease liabilities	63,874	68,707	99,952
Weighted-average discount rate and weighted-average remaining lease term:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average discount rate(1)	8.0%	7.8%	7.0%
Weighted-average remaining lease term (in years)	4	4	4
(1) January 1, 2019 incremental borrowing rate was used for leases in existence at the time of adoption of ASU 2016-02.
Reconciliation of undiscounted operating lease liabilities to the present value operating lease liabilities at December 31, 2024:

(in thousands)	Operating Leases
2025	$101,418
2026	80,801
2027	59,026
2028	36,264
2029	22,181
Thereafter	20,484
Total undiscounted operating lease liabilities	320,174
Less: Interest	(47,191)
Total present value of operating lease liabilities	$272,983

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H — Goodwill and Other Intangible Assets
Goodwill
In the fourth quarter of 2024, we completed a qualitative assessment for impairment of goodwill as of October 1, 2024, concluding it was not more likely than not that the carrying value of the net assets of our reporting units exceeded their respective fair values. Therefore, no impairment of goodwill existed as of December 31, 2024.
At December 31, 2024 and 2023, the amount of goodwill attributable to the Rent-A-Center segment was approximately $1.9 million and $1.5 million, respectively. At December 31, 2024 and 2023, the amount of goodwill attributable to the Acima segment was approximately $288.3 million.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(in thousands)	2024	2023
Beginning goodwill balance	$289,750	$289,750
Additions from acquisitions	439	—
Ending goodwill balance	$290,189	$289,750
Other Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2024		December 31, 2023
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$140,417	$140,193	$140,191	$140,165
Merchant relationships	10	389,760	152,630	389,760	113,740
Trade name	7	40,000	22,108	40,000	16,394
Non-compete agreements	3	46,719	46,719	46,719	44,973
Total other intangible assets		$616,896	$361,650	$616,670	$315,272
Aggregate amortization expense (in thousands):

Year Ended December 31, 2024	$46,382
Year Ended December 31, 2023	$58,022
Year Ended December 31, 2022	$65,890
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(in thousands)	Estimated Amortization Expense
2025	$44,736
2026	44,604
2027	44,604
2028	39,638
2029	38,593
Thereafter	43,071
Total amortization expense	$255,246

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note I — Accrued Liabilities

	December 31,
(in thousands)	2024	2023
Accrued insurance costs	$66,586	$77,318
Deferred revenue	64,952	72,605
Accrued compensation	37,606	39,419
Taxes other than income	31,633	27,672
Accrued interest payable	21,907	25,137
Accrued dividends	21,393	21,491
Income taxes payable	—	15,767
Estimated legal accrual(1)	20,700	8,750
Deferred compensation	10,742	8,488
Accrued other	28,693	26,258
Total Accrued liabilities	$304,212	$322,905
(1)    See Note M for additional information.

Note J — Income Taxes
For financial statement purposes, earnings before income taxes by source was comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$165,020	$38,375	$43,977
Foreign	12,521	14,492	17,494
Earnings before income taxes	$177,541	$52,867	$61,471
A reconciliation of the federal statutory rate of 21% to the effective rate follows:

	Year Ended December 31,
	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
Non-deductible compensation	3.2%	57.1%	53.4%
State income taxes	5.7%	16.5%	13.4%
Effect of foreign operations	1.6%	19.5%	6.6%
Effect of current year credits	(2.5)%	(9.9)%	(13.2)%
Change in unrecognized tax benefits	(0.1)%	(6.9)%	0.1%
Other permanent differences	0.9%	1.7%	0.9%
Prior year return to provision adjustments	0.2%	0.3%	1.7%
Valuation allowance	(0.3)%	11.4%	(3.0)%
Other, net	0.8%	(0.9)%	(1.0)%
Effective income tax rate	30.5%	109.8%	79.9%

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current expense (benefit)
Federal	$79,751	$58,480	$62,878
State	2,451	9,644	21,473
Foreign	1,537	4,385	4,570
Total current	83,739	72,509	88,921
Deferred (benefit) expense
Federal	(39,712)	(28,084)	(25,923)
State	11,462	1,316	(13,321)
Foreign	(1,426)	12,305	(563)
Total deferred	(29,676)	(14,463)	(39,807)
Total income tax expense	$54,063	$58,046	$49,114
Deferred tax assets (liabilities) consist of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$12,814	$20,852
Accrued liabilities	63,258	64,410
Intangible assets	133,235	143,386
Property assets	9,641	—
Lease obligations	72,790	79,645
Other assets	3,892	4,082
Foreign tax credit carryforwards	2,348	856
Total deferred tax assets	297,978	313,231
Valuation allowance	(8,599)	(9,340)
Deferred tax assets, net	289,379	303,891
Deferred tax liabilities
Rental merchandise	(176,375)	(212,137)
Property assets	—	(2,089)
Lease assets	(70,786)	(77,825)
Other liabilities	(1,874)	(650)
Total deferred tax liabilities	(249,035)	(292,701)
Net deferred taxes	$40,344	$11,190
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. At December 31, 2024, we had net operating loss carryforwards of approximately $147 million for state, none for federal and $23 million for foreign jurisdictions.
After review of the evidence generated during the year, we have determined that a valuation allowance is required against Mexico and certain state net operating losses due to the forecasted expiration of net operating losses. We also had federal, state and foreign tax credit carryforwards of approximately $3.2 million of which a portion has been offset by a valuation allowance. The net operating losses and credits will expire in various years between 2025 and 2043.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We file income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by various taxing authorities. We are currently under examination by certain state revenue authorities for the fiscal years 2013 through 2022. The following is a summary of all tax years that are open to examination.
•U.S. Federal - 2021 and forward
•U.S. States - 2013 and forward
•Foreign - 2019 and forward
We do not anticipate that adjustments as a result of these audits, if any, will have a material impact to our Consolidated Statements of Operations, Consolidated Balance Sheets, and statement of cash flows or earnings per share.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning unrecognized tax benefit balance	$1,221	$5,100	$6,536
Additions based on tax positions related to current year	—	97	14
Reductions based on tax positions related to current year	—	—	(488)
Additions for tax positions of prior years	—	759	21
Reductions for tax positions of prior years	(653)	(4,735)	(983)
Settlements	(200)	—	—
Ending unrecognized tax benefit balance	$368	$1,221	$5,100
Included in the balance of unrecognized tax benefits at December 31, 2024, is $0.3 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the year ended December 31, 2024, we recorded interest expense of $0.4 million for remaining uncertain tax positions, partially offset by $0.2 million of interest income primarily related to the reversal of the accrual of interest for matters settled during the year in our favor, both of which are excluded from the reconciliation of unrecognized tax benefits presented above.
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
Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders. In addition, in connection with the closing of the Term Loan Facility and the ABL Credit Facility, we incurred approximately $30.2 million in debt issuance costs, including third-party legal and other professional fees, of which $25.3 million was capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding senior debt, net in our Consolidated Balance Sheets.
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
On May 28, 2024, we entered into a Third Amendment to the Term Loan Facility, effective as of May 28, 2024. The amendment, in addition to certain other changes, effected a repricing of the applicable margin under the Term Loan Facility by reducing the applicable margin, with respect to any initial term loans, by 50 basis points from 3.25% to 2.75% and removing the credit spread adjustment that was previously included in the calculation of the adjusted Term SOFR rate for term benchmark loans.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the execution of the Third Amendment to the Term Loan Facility, we incurred approximately $2.0 million in debt issuance costs, including third-party arrangement and other professional fees, of which approximately $1.8 million were expensed as debt refinance charges in our Consolidated Statements of Operations, and approximately $0.2 million were capitalized and recorded as a reduction to our outstanding senior debt in our Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $4.4 million in write-offs of unamortized debt issuance costs and original issue discount previously capitalized upon the issuance of the Term Loan Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Consolidated Statements of Operations.
On June 7, 2024, we entered into a Second Amendment to the ABL Credit Facility, effective as of June 7, 2024. The amendment, in addition to certain other changes, extended the maturity date for loans outstanding to June 7, 2029 (subject to certain springing maturity provisions).
In connection with the execution of the Second Amendment to the ABL Credit Facility, we incurred approximately $3.2 million in debt issuance costs, including third-party arrangement and other professional fees, which were capitalized and recorded as a reduction to our outstanding senior debt in our Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $0.4 million in write-offs of unamortized debt issuance costs previously capitalized upon the issuance of the ABL Credit Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Consolidated Statements of Operations.
As of December 31, 2024, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Consolidated Balance Sheets were approximately $8.8 million and $0.8 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had $75.0 million outstanding borrowings under our ABL Credit Facility at December 31, 2024 and borrowing capacity of $428.3 million, net of issued letters of credit of approximately $46.7 million. The amount outstanding under the Term Loan Facility was $802.3 million at December 31, 2024.
The senior debt facilities as of December 31, 2024 and 2023 are as follows:

		December 31, 2024			December 31, 2023
(in thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
ABL Credit Facility(1)	June 7, 2029	$550,000	$75,000	$428,306	$550,000	$70,000	$429,571
Term Loan Facility	February 17, 2028	875,000	802,333	—	875,000	811,083	—
Total		$1,425,000	877,333	$428,306	$1,425,000	881,083	$429,571
Unamortized debt issuance costs			(9,607)			(14,376)
Total senior debt, net			$867,726			$866,707
(1) Borrowing availability is net of issued letters of credit of approximately $46.7 million and $50.4 million for the years ended December 31, 2024 and 2023, respectively
ABL Credit Facility
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at December 31, 2024 was 6.48%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at December 31, 2024 was 0.375%. We paid $2.8 million of commitment fees during the year ended December 31, 2024.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of December 31, 2024, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 7.34% at December 31, 2024.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below shows the scheduled maturity dates of our outstanding senior debt at December 31, 2024 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility (1)	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	802,333	802,333
2029	75,000	—	75,000
Thereafter	—	—	—
Total senior debt	$75,000	$802,333	$877,333
(1)    Annual installment requirements were reduced by the amount of the excess cash flow payment described above, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note L — Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third-party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of December 31, 2024, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Consolidated Balance Sheets was approximately $8.1 million.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ultimately incur. In addition, certain of the matters described below involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation.
At December 31, 2024 and 2023, we had estimated legal accruals of $20.7 million and $8.8 million, respectively, included in accrued liabilities in our Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. However, as of the date of this Annual Report on Form 10-K, we cannot predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. In addition to our estimated legal accruals, as of December 31, 2024 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below.
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
In connection with our acquisition of Acima, $45 million of a $50 million initial holdback escrowed at the closing of the transaction remains available for fines, penalties or customer restitution paid in connection with a resolution of the CFPB matter, including an adverse litigation outcome. Although the CFPB’s complaint does not contain a specific monetary demand, the CFPB’s initial monetary settlement demand exceeded the remaining $45 million holdback by a substantial amount. Therefore, there can be no assurance that the remaining escrowed amount will be sufficient to address all covered losses that may ultimately be incurred for this matter. In addition, Acima has incurred and expects to continue to incur substantial legal and

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related expenses associated with this matter, which are not recoverable from the holdback amount. According to reports, on February 8, 2025, the acting director of the CFPB instructed CFPB employees to cease all supervision and examination activity, cease all stakeholder engagement and pause all pending investigations, among other orders. We are not able to predict the impact that these or other actions the U.S. Presidential Administration may take with respect to the CFPB or other regulatory agencies (or the outcome of legal proceedings challenging those actions) may have on Acima’s pending litigation in the U.S. District Courts for the Eastern District of Texas and the District of Utah or on the regulatory environment related to our business.
Multi-State Attorneys’ General Investigation. In November 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions and attended meetings with officials at many of the applicable attorneys’ general offices, including members of the Executive Committee, which is leading the negotiations on behalf of the multistate group (the “Multistate”). Based on our engagement with the Multistate, it is our understanding that the investigation involves forty states and the District of Columbia. In April 2022, we received a request for information and documents, and we have produced various records in response to the request. In March 2024, the Multistate presented their findings and allegations from their investigation to Acima. In May 2024, Acima submitted its response to the Multistate’s presentation.
In the second quarter 2024, Acima received a settlement proposal from the Multistate. Since then, the parties have continued to engage in conversations regarding a potential resolution and Acima has responded to the Multistate’s settlement proposals and monetary demands. As of the date of this Annual Report on Form 10-K, although we would not be willing to agree to the Multistate’s most recent monetary demand which we believe is unsupportable or agree to a number of the other terms presented by the Multistate, we expect to continue to discuss the potential resolution of this matter. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and the nature of business practice changes, any settlement with the Multistate, or individual members of the group, can be achieved. If we are unable to reach agreement on terms acceptable to us and to the various states involved in the group, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
McBurnie Litigation. We are a defendant in a putative class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs allege that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs seek unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is currently pending in the United States District Court for the Northern District of California. In November 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceedings were stayed. In March 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. Plaintiffs have since notified the District Court that they do not intend to pursue their claims regarding the expedited payment fee. In June 2024, we filed a petition for certiorari with the U.S. Supreme Court, appealing the decision from the Court of Appeals. Our petition for certiorari was denied by the Supreme Court in October 2024. Proceedings before the District Court have resumed. As of the date of filing this Annual Report on Form 10-K, the District Court has not yet ruled on the plaintiffs’ pending motion for class certification. If a class were to be certified and if we are not successful in defending against the allegations and claims in the litigation, the amount of a potential monetary judgment against us would be significantly increased. We will continue to vigorously defend this case. We are currently unable to predict the eventual outcome of this litigation.
FlexShopper Litigation. On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a patent infringement lawsuit against Upbound Group, Inc, Acima Holdings, LLC and Acima Digital, LLC in the United States District Court for the Eastern District of Texas. On October 1, 2024, FlexShopper issued a press release announcing the lawsuit and a similar lawsuit it filed against another lease-to-own company, Katapult Holdings, Inc. The lawsuit filed against our company seeks damages and an injunction for alleged infringement of five patents assigned to FlexShopper. Flexshopper’s claims relate to certain technology allegedly used in connection with Acima’s e-commerce third-party retailer lease-to-own business. On February 6, 2025, we filed a motion to dismiss all of Flexshopper’s claims, and we will continue to vigorously defend the lawsuit. We are currently unable to predict the eventual outcome of this litigation.
Note N — Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the years ended December 31, 2024 and 2023, we recognized approximately $4.9 million and $137.5 million in stock compensation expense, respectively, related to these restricted stock agreements. See Note O for additional information.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the years ended December 31, 2024 and 2023, we recognized approximately $45.5 million and $57.0 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $15.9 million in incremental depreciation expense related to acquired technology assets during both the years ended December 31, 2024 and 2023.
Legal Matters. As disclosed further in Note M in this Annual Report on Form 10-K and as previously disclosed, we are currently party to recently filed regulatory lawsuits with the Consumer Financial Protection Bureau and with the New York Attorney General, as well as a multi-state regulatory investigation by attorneys’ general offices from forty states and the District of Columbia. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We believe these regulatory lawsuits and the multi-state investigation are not representative of historical regulatory matters that arise in the ordinary course of our business. During the year ended December 31, 2024, we recorded expenses of $10.7 million related to estimated legal accruals for certain of these regulatory matters based on the current status of these matters. We will continue to evaluate and modify our estimated legal accruals as appropriate in future periods based on future developments. In addition, for these regulatory matters we incurred litigation and defense expenses of $5.1 million for the year ended December 31, 2024.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. Deployment of the new system across our lease-to-own store network began in the second quarter of 2024 and was completed in the third quarter of 2024, at which time our existing point-of-sale software was retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $6.1 million and $9.2 million for the years ended December 31, 2024 and 2023, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the year ended December 31, 2024 due to this letter agreement was approximately $5.1 million.
Brigit Acquisition. As described in Note B, on January 31, 2024, we completed the acquisition of Brigit, a leading holistic financial health technology company. For the three months ended December 31, 2024, we recognized approximately $3.7 million in transaction costs associated with the closing of the transaction.
Store Consolidations. During the first half of 2024, we closed 55 Rent-A-Center stores, resulting in pre-tax charges of $5.3 million in lease impairment charges, $0.6 million in disposal of fixed assets and $1.4 million in other miscellaneous shutdown and holding costs for the year ended December 31, 2024.
Activity with respect to Other gains and charges for the years ended December 31, 2024 and 2023 is summarized in the below table:

	Year Ended December 31,
(in thousands)	2024	2023
Acima acquired assets depreciation and amortization	$61,347	$72,935
Legal matters	15,764	318
Accelerated software depreciation	6,145	9,218
Asset impairments	5,944	—
Accelerated stock compensation	5,073	—
Acima equity consideration vesting	4,893	137,507
Brigit transaction fees	3,656	—
Other(1)	1,758	(3,069)
Total other gains and charges	$104,580	$216,909
(1) Primarily represents shutdown and holding expenses related to store closures for the year ended December 31, 2024 and interest income on tax refunds for prior years received in 2023 for the year ended December 31, 2023.
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
On June 8, 2021, at the 2021 Annual Meeting of Stockholders, the stockholders approved the 2021 Plan. The 2021 Plan authorizes the issuance of a total of 5,000,000 shares of common stock. Any shares of common stock granted in connection with 2021 Plan awards will be counted against this limit as one share. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2021 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock. On June 6, 2023, at the 2023 Annual Meeting of Stockholders, our stockholders approved an amendment to the 2021 plan (the “Amended 2021 Plan”). The Amended 2021 Plan authorized the issuance of an additional 4,287,000 shares of common stock for a total of 9,287,000 shares of common stock. Excluding the increase in shares of common stock issuable pursuant to the Amended 2021 Plan, the terms of the Amended 2021 Plan are substantially identical to those of the 2021 Plan. As of December 31, 2024 and 2023, there were 2,072,822 and 1,669,807 shares allocated to equity awards outstanding in the Amended 2021 Plan, respectively.
Under the previously expired 2016 Plan, there were 539,203 and 784,678 shares, respectively, allocated to equity awards outstanding as of December 31, 2024 and 2023, respectively, in the 2016 Plan. The 2016 Plan expired on June 8, 2021 upon approval of the 2021 Plan.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the previously expired 2006 Plan and Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) there were 15,291 and 27,369 shares as of December 31, 2024 and 2023, respectively, allocated to outstanding equity awards under the 2006 Plan, and 8,500 and 18,750 shares as of December 31, 2024 and 2023, respectively, allocated to outstanding equity awards under the Equity Incentive Plan. The 2006 Plan and Equity Incentive Plan previously expired in 2016. Outstanding equity awards under these plans represent vested options that will expire at various times through 2026, unless exercised or canceled prior to the expiration date.
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
Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options	$340	$900	$1,327
Restricted share units(1)(2)	35,734	161,216	158,031
Total stock-based compensation expense	36,074	162,116	159,358
Tax benefit recognized in the Consolidated Statements of Operations	5,483	5,168	3,391
Stock-based compensation expense, net of tax	$30,591	$156,948	$155,967
(1) Includes expense of $4.9 million, $137.5 million and $143.2 million for the years ended December 31, 2024, 2023 and 2022, respectively in stock compensation expense related to 8,096,595 common shares issued to the former owners of Acima, as part of the Aggregate Stock Consideration subject to restricted stock agreements, and recorded to Other gains and charges in our Consolidated Statements of Operations. Shares issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings were not issued under the authorization of the 2021 Plan or any prior approved long-term incentive plan described above. See Note N for additional information.
(2) Includes expense of $5.1 million for the year ended December 31, 2024 in stock compensation expense related to accelerated stock compensation due to the letter agreement entered into with the Company's Chief Executive Officer and recorded to Other gains and charges in our Consolidated Statements of Operations. See Note N for additional information.
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $18.2 thousand with a weighted average number of years to vesting of 0.23 at December 31, 2024.
Information with respect to stock option activity related to the Plans for the year ended December 31, 2024 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance outstanding at January 1, 2024	655,643	$22.36
Granted	—	—
Exercised	(73,152)	24.59
Forfeited	(3,996)	43.24
Expired	(15,501)	36.38
Balance outstanding at December 31, 2024	562,994	$21.54	4.27	$4,886

Exercisable at December 31, 2024	550,602	$21.03	4.23	$4,891
The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.6 million, $1.5 million, and $1.4 million, respectively, resulting in tax benefits of $0.2 million, $0.5 million, and $0.5 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statements of Cash Flows.
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. There were no options granted in 2024, 2023 or 2022.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2024(1)	2,208,752	$37.10
Granted	829,959	37.09
Vested(2)	(758,275)	48.28
Forfeited	(207,614)	57.99
Balance outstanding at December 31, 2024	2,072,822	$30.91
(1) Includes 363,791 outstanding shares at January 1, 2024 related to RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, which were not issued under the authorization of the 2021 Plan or any previously approved long-term incentive plan described above. These RSA were fully vested during the year ended December 31, 2024.
(2) Includes 363,791 shares vested during 2024 as part of RSA agreements issued as part of the Aggregate Stock Consideration for the acquisition of Acima Holdings, as described above.
Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2024, was approximately $24.0 million expected to be recognized over a weighted average period of 1.48 years.
Note P — Deferred Compensation Plan
The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in their 401(k) Retirement Savings Plan (the “401(k) Plan”). We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a two-year vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, we made matching cash contributions of approximately $160 thousand, $70 thousand, and $120 thousand, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2024, 2023 and 2022. The deferred compensation plan assets and liabilities were approximately $10.7 million and $8.5 million as of December 31, 2024 and 2023, respectively.
Note Q — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) Plan. Employer matching contributions are subject to a two-year vesting schedule based on the participant's years of service with us. For the years ended December 31, 2024, 2023 and 2022, we made matching cash contributions of $5.7 million, $5.3 million, and $6.0 million, respectively, which represents 50% of the employees’ contributions to the 401(k) Plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) Plan, up to specified limitations and in accordance with applicable law. As of December 31, 2024 and 2023, 3.5% and 4.6%, respectively, of the total plan assets consisted of our common stock.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2024 and December 31, 2023, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at December 31, 2024:

	December 31, 2024
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$436,500	$(13,500)
Note S — Stock Repurchase Plan
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the year ended December 31, 2024. During 2023 and 2022 we repurchased 1,706,277 and 3,536,799 shares of our common stock, respectively, under the December 2021 Program for an aggregate purchase price of approximately $50.0 million and $75.1 million, respectively. At December 31, 2023, in accordance with Section 4501 of the Internal Revenue Code of 1986, as amended, we accrued $0.4 million in excise tax related to the share repurchases in 2023, which was subsequently paid in the year ended December 31, 2024. As of December 31, 2024, under the December 2021 Program, approximately $235.0 million remains available for repurchases.
Note T — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by our Chief Operating Decision Makers (“CODMs”). Our CODMs include Upbound's Chief Executive Officer and Chief Financial Officer. Our CODMs regularly review the operating performance of our operating segments as compared to Company projections and operating performance in prior periods, in addition to other factors, including the Company’s strategic initiatives, as well as industry, macroeconomic, and market trends, in determining the appropriate allocation of resources to support our business operations. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. Within our operating segments, we offer merchandise for lease from certain basic product categories: such as furniture, including mattresses; tires; consumer electronics; appliances; tools; handbags; computers; and accessories.
We report financial operating performance under four operating segments. To better reflect our current strategic focus, our third-party retailer business operations are reported as the Acima segment, which includes our virtual and staffed business models; and our company-owned stores and e-commerce platform through rentacenter.com are reported as the Rent-A-Center segment. In addition, we report operating results for our Mexico and Franchising segments. Reportable segments and their respective operations are defined as follows.
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
Our Rent-A-Center segment primarily operates lease-to-own stores in the United States and Puerto Rico whose customers enter into weekly, bi-weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer through an early purchase option or payment of all optional lease renewal terms. This segment also includes 51 stores operating in two states that utilize a retail model which offers installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets and other intangible assets.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico. The nature of this segment's operations and assets are the same as our Rent-A-Center segment.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The stores in our Franchising segment use Rent-A-Center’s, ColorTyme’s or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a lease-to-own program. As franchisor, Franchising receives royalties of 3.0% to 6.0% of the franchisees' monthly gross revenue and initial fees for new locations. Segment assets include cash, trade receivables, property assets and intangible assets.
Segment information as of and for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues
Acima	$2,261,446	$1,931,325	$2,110,320
Rent-A-Center	1,863,425	1,864,123	1,949,864
Mexico	78,726	74,625	64,880
Franchising	116,967	122,340	120,328
Total revenues(1)	$4,320,564	$3,992,413	$4,245,392
(1) See Note C for additional information.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Gross profit
Acima	$702,620	$644,447	$632,244
Rent-A-Center	1,292,546	1,297,705	1,372,863
Mexico	56,432	52,869	45,812
Franchising	28,753	27,237	28,613
Total gross profit	$2,080,351	$2,022,258	$2,079,532

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating profit
Acima(1)	$255,549	$235,480	$151,301
Rent-A-Center(2)	280,423	273,518	334,525
Mexico	4,806	4,846	6,267
Franchising	16,737	17,087	19,124
Total segments	557,515	530,931	511,217
Corporate(3)	(265,884)	(368,066)	(362,679)
Total operating profit(4)	$291,631	$162,865	$148,538
(1) Acima operating expenses for the years ended December 31, 2024, 2023 and 2022 include operating labor expenses of $103.0 million, $102.9 million and $113.9 million, respectively, and non-labor operating expenses of $295.6 million, $246.3 million and $295.7 million, respectively. Acima non-labor operating expenses include LCOs of $211.8 million, $179.6 million and $224.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Rent-A-Center operating expenses for the years ended December 31, 2024, 2023 and 2022 include operating labor expenses of $487.8 million, $493.4 million and $506.1 million, respectively, and non-labor operating expenses of $486.6 million, $500.1 million and $501.7 million, respectively. Rent-A-Center non-labor operating expenses include LCOs of $84.8 million, $79.9 million and $91.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3) Includes stock compensation expense of $4.9 million, $137.5 million and $143.2 million for the years ended December 31, 2024, 2023 and 2022, related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note N. Also includes stock compensation expense of $5.1 million for the year ended December 31, 2024, related to acceleration of stock compensation expense for certain restricted stock awards included in the letter agreement with the Company's Chief Executive Officer as described in Note N.
(4) The accounting policies of our segments are the same as those described for the Company in Note A.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization
Acima(1)	$1,376	$1,661	$1,928
Rent-A-Center	20,367	18,816	20,526
Mexico	1,566	1,206	711
Franchising	141	146	146
Total segments	23,450	21,829	23,311
Corporate(2)	27,436	29,492	29,768
Total depreciation and amortization	$50,886	$51,321	$53,079
(1) Excludes amortization expense of approximately $45.5 million, $57.0 million and $64.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, recorded to Other gains and charges in the Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note N for additional information.
(2) Excludes depreciation expense of approximately $15.9 million for each of the years ended December 31, 2024, 2023 and 2022, recorded to Other gains and charges in the Consolidated Statements of Operations, related to software acquired upon closing of the Acima Holdings acquisition and depreciation expense of $6.1 million and $9.2 million for the years ended December 31, 2024 and 2023 recorded to Other gains and charges in the Consolidated Statements of Operations, related to accelerated software depreciation. See Note N for additional information.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Capital expenditures
Acima	$1,560	$512	$244
Rent-A-Center	24,209	22,923	36,682
Mexico	2,199	2,153	1,590
Franchising	—	1	332
Total segments	27,968	25,589	38,848
Corporate	28,307	27,813	22,539
Total capital expenditures	$56,275	$53,402	$61,387

	December 31,
(in thousands)	2024	2023
On rent rental merchandise, net
Acima	$693,095	$606,912
Rent-A-Center	420,382	478,774
Mexico	21,383	24,210
Total on rent rental merchandise, net	$1,134,860	$1,109,896

	December 31,
(in thousands)	2024	2023
Held for rent rental merchandise, net
Acima	$261	$498
Rent-A-Center	104,302	112,129
Mexico	9,359	11,540
Total held for rent rental merchandise, net	$113,922	$124,167

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(in thousands)	2024	2023
Assets by segment
Acima	$1,301,657	$1,221,845
Rent-A-Center	948,661	1,061,107
Mexico	47,608	57,347
Franchising	29,126	18,023
Total segments	2,327,052	2,358,322
Corporate	322,610	363,108
Total assets	$2,649,662	$2,721,430

	December 31,
(in thousands)	2024	2023
Assets by country
United States	$2,602,054	$2,664,083
Mexico	47,608	57,347
Total assets	$2,649,662	$2,721,430

	Year Ended December 31,
(in thousands)	2024	2023	2022
Rentals and fees by inventory category
Furniture and accessories	$1,337,917	$1,179,919	$1,323,437
Consumer electronics	426,078	486,571	482,959
Appliances	411,720	404,241	439,309
Wheels and tires	447,008	341,174	308,618
Jewelry	302,035	228,081	194,123
Personal Electronics	177,714	181,217	182,380
Other products and services	411,186	440,475	444,627
Total rentals and fees	$3,513,658	$3,261,678	$3,375,453

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue by country
United States	$4,241,838	$3,917,788	$4,180,512
Mexico	78,726	74,625	64,880
Total revenues	$4,320,564	$3,992,413	$4,245,392

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note U — Earnings (Loss) Per Common Share
Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net earnings (loss)	$123,478	$(5,179)	$12,357
Denominator:
Weighted-average shares outstanding	54,654	54,978	53,850
Effect of dilutive stock awards (1) (2)	1,279	—	5,116
Weighted-average dilutive shares	55,933	54,978	58,966

Basic earnings (loss) per common share	$2.26	$(0.09)	$0.23
Diluted earnings (loss) per common share	$2.21	$(0.09)	$0.21
Anti-dilutive securities excluded from diluted earnings (loss) per common share:
Anti-dilutive time-vesting restricted share units (3)	—	1,163	80
Anti-dilutive performance share units	475	1,292	197
Anti-dilutive stock options	53	656	448
(1) There was no dilutive effect to the loss per common share for the year ended December 31, 2023 due to the net loss incurred for the period.
(2) Weighted-average dilutive shares outstanding for the year ended December 31, 2022, includes approximately 3.7 million common shares issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements
(3) Anti-dilutive time-vesting restricted share units for the year ended December 31, 2023 includes approximately 0.4 million common shares issued in connection with the acquisition of Acima Holdings and subject to vesting conditions under restricted stock agreements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART III
Item 10.   Directors, Executive Officers and Corporate Governance.(*)
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)
Our independent registered public accounting firm is Ernst & Young, LLP, Dallas, TX, Auditor Firm ID: 42.

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Upbound Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Agreement and Plan of Merger, dated as of December 12, 2024, by and among Upbound Group Inc., Fortuna Merger Sub Inc., Bridge IT Inc. and Shareholder Representative Services LLC, solely in its capacity as the Representative (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated as of December 12, 2024.)

Articles of Incorporation and Bylaws

3.1
Restated Certificate of Incorporation of the registrant, dated as of December 5, 2024 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 dated as of February 20, 2025.)

3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated as of June 4, 2024.)

3.3	Certificate of Designations of Series D Preferred Stock of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017.)

3.4
Certificate of Correction to the Certificate of Elimination of the Series A Preferred Stock of the registrant, dated June 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated as of June 5 2024.)

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of the registrant's Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 dated as of February 20, 2025.)

4.2	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-8 dated as of June 7, 2023.)

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

10.5
Second Amendment to Term Loan Credit Agreement, dated as of June 15, 2023, by and among Upbound Group, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.6
Third Amendment to Term Loan Credit Agreement, dated as of May 28, 2024, by and among Upbound Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of May 29, 2024.)

10.7
ABL Credit Agreement dated as of February 17, 2021, among Rent-A-Center, Inc., as Borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.8
First Amendment to ABL Credit Agreement, dated as of August 10, 2022, by and among Rent-A-Center, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

10.9
Second Amendment to ABL Credit Agreement, dated as of June 7, 2024, by and among Upbound Group, Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of June 10, 2024.)

Certain Other Agreements

10.10
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.11
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

10.12
Agreement Containing Consent Order, dated February 21, 2020, by and between the Bureau of Competition and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 21, 2020.)

10.13
Registration Rights Agreement, dated as of February 17, 2021, by and among Rent-A-Center, Inc. and certain former owners of Acima Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 17, 2021.)

10.14
Registration Rights Agreement, dated as of January 31, 2025, by and among Upbound Group, Inc. and the Brigit Securityholders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 5, 2025.)

Management Contracts and Director Compensation

10.15
Form of Loyalty and Confidentiality Agreement entered into with management (incorporated herein by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023.)

10.16
CEO Employment Agreement, dated December 30, 2017, between Mitchell E. Fadel and Rent-A-Center, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 3, 2018.)

10.17
Amended and Restated Employment Agreement, entered into as of April 16, 2019, between Rent-A-Center, Inc. and Mitchell E. Fadel (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K on April 16, 2019.)

10.18*	Summary of Director Compensation.

10.19	Form of EVP Executive Transition Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

10.20
Letter Agreement, dated April 3, 2024, between Upbound Group, Inc. and Mitchell E. Fadel (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 5, 2024.)

10.21
Employment Agreement, by and between the Company and Mr. Fahmi Karam, dated February 19, 2025 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 20, 2025.)

Long-Term Incentive Plan

10.22
Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.23
Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.24
Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

10.25
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

2006 Long-Term Incentive Plan

10.26	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.27
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.28
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

10.30
Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.31
Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

2006 Equity Incentive Plan

10.32
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.33
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.34	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-8 dated as of January 4, 2007.)

2016 Long-Term Incentive Plan

10.35	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.36
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.37
Form of Stock Compensation Agreement (RSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.38
Form of Stock Compensation Agreement (PSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

2021 Long-Term Incentive Plan

10.39
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

10.40
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

10.41
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

10.42
Form of Rent-A-Center, Inc. 2021 Long-Term Incentive Plan Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K dated as of June 8, 2021.)

10.43	Upbound Group, Inc. Amended 2021 Long Term Incentive Plan (incorporated herein by reference to Annex A of the registrant’s Proxy Statement on Schedule 14A dated as of April 25, 2023.)

Deferred Compensation and 401(k) Plans

10.44	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.45	Rent-A-Center, Inc. 401(k) Plan (incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.46
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 dated as of January 28, 2011.)

Other Exhibits and Certifications

19*	Upbound Group, Inc. Insider Trading Policy, dated as of September 18, 2024.

21.1*	Subsidiaries of Upbound Group, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

97
Clawback Policy for Recovery of Erroneously Awarded Incentive Base Compensation (incorporated herein by reference to Exhibit 97 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023.)

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
Date: February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Mitchell E. Fadel

/s/ FAHMI W. KARAM	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
Fahmi W. Karam

/s/ JEFFREY J. BROWN	Director	February 25, 2025
Jeffrey J. Brown

/s/ HAROLD LEWIS	Director	February 25, 2025
Harold Lewis

/s/ GLENN P. MARINO	Director	February 25, 2025
Glenn P. Marino

/s/ CAROL A. MCFATE	Director	February 25, 2025
Carol A. McFate

/s/ MOLLY LANGENSTEIN	Director	February 25, 2025
Molly Langenstein

/s/ CHARU JAIN	Director	February 25, 2025
Charu Jain