Form 10-Q
period 2025-03-31
UPBOUND GROUP, INC.
filed 2025-05-02
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2025:

Class	Outstanding
Common stock, $.01 par value	57,825,534

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(in thousands, except per share data)
Revenues
Rentals and fees	$899,212	$872,539
Merchandise sales	236,245	215,250
Subscriptions and fees	31,861	—
Other	9,045	8,178
Total revenues	1,176,363	1,095,967
Cost of revenues
Cost of rentals and fees	352,546	327,148
Cost of merchandise sold	269,682	239,751
Cost of subscriptions and fees	4,006	—
Total cost of revenues	626,234	566,899
Gross profit	550,129	529,068
Operating expenses
Operating labor	149,167	158,136
Non-labor operating expenses	219,011	213,802
General and administrative expenses	63,787	55,099
Depreciation and amortization	12,252	13,473
Other gains and charges	43,297	26,796
Total operating expenses	487,514	467,306
Operating profit	62,615	61,762
Interest expense	27,798	29,991
Interest income	(694)	(803)
Earnings before income taxes	35,511	32,574
Income tax expense	10,718	4,887
Net earnings	$24,793	$27,687
Basic earnings per common share	$0.44	$0.51
Diluted earnings per common share	$0.42	$0.50
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net earnings	$24,793	$27,687
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(20) and $180 for the three months ended March 31, 2025 and 2024, respectively	(77)	676
Total other comprehensive (loss) income	(77)	676
Comprehensive income	$24,716	$28,363
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$107,325	$60,860
Receivables, net of allowance for doubtful accounts of $21,858 and $13,290 in 2025 and 2024, respectively	184,826	156,438
Prepaid expenses and other assets	50,810	54,205
Rental merchandise, net
On rent	1,056,606	1,134,860
Held for rent	116,275	113,922
Merchandise held for installment sale	5,055	5,522
Property assets, net of accumulated depreciation of $565,023 and $548,708 in 2025 and 2024, respectively	312,486	254,151
Operating lease right-of-use assets	269,291	265,537
Deferred tax asset	58,314	58,732
Goodwill	488,374	290,189
Other intangible assets, net	393,768	255,246
Total assets	$3,043,130	$2,649,662
LIABILITIES
Accounts payable – trade	$119,097	$115,479
Accrued liabilities	384,862	304,212
Operating lease liabilities	275,896	272,983
Deferred tax liability	51,507	18,388
Senior debt, net	1,090,181	867,726
Senior notes, net	442,374	441,890
Total liabilities	2,363,917	2,020,678
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 128,885,953 and 125,796,878 shares issued in March 31, 2025 and December 31, 2024, respectively	1,125	1,108
Additional paid-in capital	1,541,983	1,493,885
Retained earnings	1,038,360	1,036,169
Treasury stock at cost, 71,060,928 shares in March 31, 2025 and December 31, 2024	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(11,289)	(11,212)
Total stockholders’ equity	679,213	628,984
Total liabilities and stockholders’ equity	$3,043,130	$2,649,662
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
Net earnings	—	—	—	24,793	—	—	24,793
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Exercise of stock options	1	—	9	—	—	—	9
Vesting of restricted share units, net of shares withheld for employee taxes	394	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(6,230)	—	—	—	(6,230)
Stock-based compensation	—	—	13,279	—	—	—	13,279
Dividends declared(1)	—	—	—	(22,602)	—	—	(22,602)
Brigit acquisition equity consideration	2,694	13	41,044	—	—	—	41,057
Balance at March 31, 2025	128,886	$1,125	$1,541,983	$1,038,360	$(1,890,966)	$(11,289)	$679,213
(1) Cash dividends declared but not paid for the three months ended March 31, 2025 was $0.39 per common share.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
Net earnings	—	—	—	27,687	—	—	27,687
Other comprehensive income	—	—	—	—	—	676	676
Exercise of stock options	35	—	855	—	—	—	855
Vesting of restricted share units, net of shares withheld for employee taxes	234	6	(6)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,978)	—	—	—	(2,978)
Stock-based compensation	—	—	11,940	—	—	—	11,940
Dividends declared(1)	—	—	—	(20,257)	—	—	(20,257)
Balance at March 31, 2024	125,684	$1,106	$1,469,520	$1,002,322	$(1,890,966)	$(3,687)	$578,295
(1) Cash dividends declared but not paid, for the three months ended March 31, 2024 were $0.37 per common share.
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(in thousands)
Cash flows from operating activities
Net earnings	$24,793	$27,687
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	338,061	315,015
Bad debt expense	14,837	5,533
Stock-based compensation expense	13,279	11,940
Depreciation of property assets	17,518	21,818
Gain on sale or disposal of property assets	23	582
Amortization of intangibles	13,778	12,912
Amortization of financing fees	1,126	1,585
Deferred income taxes	(13,160)	(17,231)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(261,693)	(269,025)
Receivables	1,245	(2,941)
Prepaid expenses and other assets	4,798	7,574
Operating lease right-of-use assets and lease liabilities	(840)	250
Accounts payable – trade	(14,355)	(57,417)
Accrued liabilities	(1,674)	(12,861)
Net cash provided by operating activities	137,736	45,421
Cash flows from investing activities
Purchase of property assets	(10,576)	(11,817)
Proceeds from sale of assets	11	97
Acquisitions of businesses, net of cash acquired	(274,878)	—
Net cash used in investing activities	(285,443)	(11,720)
Cash flows from financing activities
Exercise of stock options	9	855
Shares withheld for payment of employee tax withholdings	(6,230)	(2,978)
Proceeds from debt	459,000	60,000
Repayments of debt	(237,188)	(79,188)
Dividends paid	(21,393)	(21,491)
Net cash provided by (used in) financing activities	194,198	(42,802)
Effect of exchange rate changes on cash	(26)	189
Net increase (decrease) in cash and cash equivalents	46,465	(8,912)
Cash and cash equivalents at beginning of period	60,860	93,705
Cash and cash equivalents at end of period	$107,325	$84,793
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
Reclassifications
Certain reclassifications have been made to the reported amounts for prior periods to conform to the current period presentation. These reclassifications have no impact on net earnings or earnings per share in any period. See Note 3 and Note 10 for further information.
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
Principles of Consolidation and Nature of Operations
The financial statements included herein include the accounts of Upbound Group, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Upbound Group, Inc.” refer only to Upbound Group, Inc., the parent, and references to the “Company”, “we,” “us” and “our” refer to the consolidated business operations of Upbound Group and any or all of its direct and indirect subsidiaries. We currently report four operating segments: Acima, Rent-A-Center, Brigit and Mexico.
On January 31 2025, we established a new operating segment following the acquisition of Bridge IT, Inc. (“Brigit”). Please reference Note 2 for additional discussion of the acquisition. In addition we combined our Franchising segment with our Rent-A-Center segment. Financial information disclosed within this report has been recast for the related prior year period to reflect this change. Brigit’s results of operations are reflected in our Condensed Consolidated Statements of Operations from January 31, 2025.
Our Acima segment, which primarily operates in the United States and Puerto Rico, generally offers the lease-to-own transaction to consumers who do not qualify for traditional financing through staffed or unstaffed kiosks located within third-party retailer locations or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
Our Rent-A-Center segment primarily consists of company-owned lease-to-own stores in the United States and Puerto Rico that lease durable goods to customers on a lease-to-own basis. In addition, we offer merchandise on an installment sales basis in certain of our stores operating under the names “Get It Now” and “Home Choice” in the states of Minnesota and Wisconsin. The Rent-A-Center segment also includes franchising operations that offer the sale of rental merchandise to our franchisees, who in turn offer the merchandise to the general public for rent or purchase under lease-to-own agreements consistent with our company-owned lease-to-own stores. We also receive royalties of 3.0% to 6.0% of the franchisees' monthly gross revenues. Our Rent-A-Center segment operates through our company-owned and franchise stores, and e-commerce platforms through rentacenter.com, getitnowstores.com and homechoicestores.com.
Our Brigit segment, which operates in the United States, includes the operations of Bridge IT Inc., which was acquired on January 31, 2025 (the “Closing Date”). The Brigit segment, through mobile and web applications, offers various financial

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
health products and tools to help users improve their financial health, such as Finance Helper, Earn and Save, Instant Cash, Credit Builder, Identity Theft Protection and more. These products and tools help customers budget better, improve financial literacy, find ways to earn and save money, access their earned wages before their regularly scheduled payday, build their credit through savings and protect themselves from identity theft.
Our Mexico segment consists of our company-owned lease-to-own stores in Mexico that lease durable goods to customers on a lease-to-own basis.
Newly Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of the annual income tax disclosures by requiring specific categories in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. Adoption of ASU 2023-09 was required for us beginning January 1, 2025 for our fiscal year ended December 31, 2025. We will include required disclosures in our annual reporting period ending December 31, 2025 and interim reporting periods beginning after December 31, 2025 using a prospective approach.
Note 2 - Acquisitions
On December 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortuna Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Brigit, and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of Brigit’s securityholders, pursuant to which Merger Sub merged with and into Brigit (the “Merger”), with Brigit surviving the Merger as a wholly owned subsidiary of the Company. The Merger with Brigit, a leading holistic financial health technology company, is intended to accelerate Upbound’s strategy to provide technology-driven financial solutions to customers underserved by the traditional financial system. The Merger was completed on the Closing Date for total purchase consideration of approximately $392.6 million comprised of stock, cash and other consideration described further below.
In accordance with the Merger Agreement, we issued to the security holders of Brigit (the “Brigit Securityholders”) approximately 2.7 million shares of our common stock, par value $0.01 per share (the “Closing Stock Consideration”), with a value of $29.75 per share based on the volume-weighted average price of our common stock over the ten consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, and paid to them closing cash consideration of approximately $278.9 million (“Closing Cash Consideration”), excluding approximately $62.3 million in debt settlement payments and other transaction expenses.
We also entered into deferred cash award agreements with certain Brigit employees to replace their unvested Brigit stock options or unvested phantom awards, as applicable, (“Replacement Awards”), each entitling the holder to receive an amount in cash upon vesting equal to the excess of the merger consideration per common shares over the exercise price of the original award. The maximum amount payable pursuant to the Replacement Awards, approximately $7.8 million, included in the Closing Cash Consideration described above, was escrowed on the Closing Date and recorded to Prepaid and other assets in our Condensed Consolidated Balance Sheet. The Replacement Awards are subject to vesting conditions that are substantially similar to those of the original awards. They will be amortized over the remaining award vesting periods as compensation expense and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
Pursuant to the terms of the Merger Agreement, we will also pay the Brigit Securityholders $75 million, payable in multiple installments (“Deferred Consideration”), $37.5 million of which will be payable 30 days following the first anniversary of the Closing Date and the remainder of which will be payable no later than 30 days following the second anniversary of the Closing Date. The payment of the Deferred Consideration is subject to acceleration if certain acceleration events specified in the Merger Agreement occur prior to the payment of the Deferred Consideration. The estimated fair value of the Deferred Consideration at the Closing Date was approximately $66.1 million, discounted to estimate the present value of the installment payments that will be made over a 2-year period as described above. The Brigit Securityholders may also receive up to $60 million in earnout payments based on the achievement of certain financial performance metrics for the Brigit business in 2026. The estimated fair value of the earnout payments at the Closing Date was approximately $10.6 million. The fair value of the earnout payments was estimated using a Monte Carlo simulation model based on our estimated long range cash flow projections for the Brigit business.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The portion of Closing Stock Consideration issued to Brigit’s co-founders and certain of their respective affiliates (collectively, the “Co-Founders”) included approximately 1.3 million shares, valued at $39 million, which are subject to certain vesting restrictions over a two-year period from the Closing Date and other limitations set forth in a restricted stock agreement entered into with each such Co-Founder. These shares are being recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	January 31, 2025
Aggregate cash consideration(1)	$274,807
Aggregate stock consideration(2)	41,057
Other consideration(3)	76,691
Total purchase consideration	$392,555
ASSETS ACQUIRED
Receivables, net(4)	$44,470
Prepaid expenses and other assets	1,711
Property assets	65,311
Operating lease right-of-use assets	843
Goodwill	198,190
Other intangible assets	152,300
Total assets acquired	$462,825
LIABILITIES ASSUMED
Accounts payable - trade	17,973
Accrued liabilities	4,737
Operating lease liabilities	841
Deferred income taxes	46,719
Total liabilities assumed	70,270
Net assets acquired	$392,555
(1) Aggregate cash consideration excludes $7.8 million in Replacement Awards described above and $58.6 million in cash acquired, and includes cash paid to settle Brigit's outstanding debt and loan balances of $62.3 million
(2) Aggregate stock consideration excludes approximately 1.3 million shares valued at approximately $39 million subject to certain vesting restrictions, as described further above
(3) Includes the fair value of Deferred Consideration and earnout payments described above, which were not included in Closing Cash Consideration paid at the time of closing but will be paid out in future periods based on the terms of the Merger Agreement
(4) Includes gross contractual receivables of $43.8 million related to customer cash advances, of which $4.5 million were estimated to be uncollectible as of the Closing Date
The carrying values for certain assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, accounts payable and accrued liabilities were considered equivalent to and recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC Topic 842, “Leases”. The fair value measurements for acquired intangible assets and developed technology were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. Certain fair values were determined based on an independent valuation of the

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
net assets acquired, including $152.3 million of identifiable intangible assets with an estimated weighted average useful life of nine years, as follows:

Asset Class	Estimated Fair Value (in thousands)	Estimated Remaining Useful Life (in years)
Customer contracts	$144,500	10
Trade name	7,800	7
Developed technology, included in Property assets, net, in line with our accounting policies, was also acquired with a value of $65.1 million and an estimated remaining useful life of seven years. The fair value for these intangible and property assets were estimated using common industry valuation methods for similar asset types, including the relief-from-royalty, excess earnings and replacement cost methods based primarily on the Company's cost inputs and projected cash flows.
In addition, we recorded goodwill of $198.2 million in our Brigit operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our financial health business from the acquisition of Brigit.
Brigit’s results of operations are reflected in our unaudited Condensed Consolidated Statements of Operations from the Closing Date.
We are still in the process of finalizing our assessment of the preliminary purchase price allocation and will record any additional necessary adjustments to acquired assets and liabilities within the allowable measurement period.
In connection with this acquisition, we have incurred approximately $9.9 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, of which $6.2 million was recognized during the three months ended March 31, 2025. These costs were included in other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Brigit had been completed on January 1, 2024. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects step-up and step-down adjustments for depreciation and amortization of $1.8 million and $5.7 million for the fair value of the assets acquired, compensation expense of $0.9 million and $7.5 million as a result of Closing Stock Consideration and Replacement Awards subject to vesting provisions, interest expense of $1.4 million and $4.3 million due to the elimination of historical debt, accreted interest of $0.4 million and $1.1 million related to the Deferred Consideration, and adjustments to income tax expense (benefit) of $1.8 million and $(7.0) million, for the three months ended March 31, 2025 and 2024, respectively. In addition, pro forma net income for the three months ended March 31, 2025 and 2024 has been adjusted to reflect transaction expenses incurred of $22.5 million as of January 1, 2024. The unaudited pro forma financial information is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Pro Forma total revenues	$1,192,417	$1,130,211
Pro Forma net earnings (loss)(1)	31,739	(2,419)
(1) Total pro forma adjustments to net earnings (loss) represented increases of $6.9 million for the three months ended March 31, 2025, and decreases of $30.1 million for the three months ended March 31, 2024.
The amounts of revenue and earnings of Brigit included in our Condensed Consolidated Statements of Operations from the acquisition date of January 31, 2025 are as follows:

(in thousands)	January 31, 2025 - March 31, 2025
Total revenues	$31,861
Net earnings(1)	5,513
(1)Net earnings for the period includes amortization of intangible assets acquired upon closing of the Brigit acquisition.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 3 - Revenues
The following tables disaggregate our revenue for the periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$477,047	$404,975	$—	$17,190	$899,212
Merchandise sales	159,952	75,518	—	775	236,245
Subscriptions and fees	—	—	31,861	—	31,861
Other	288	8,532	—	225	9,045
Total revenues	$637,287	$489,025	$31,861	$18,190	$1,176,363

	Three Months Ended March 31, 2024
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$423,607	$429,584	$—	$19,348	$872,539
Merchandise sales	137,554	76,797	—	899	215,250
Subscriptions and fees	—	—	—	—	—
Other	185	7,673	—	320	8,178
Total revenues	$561,346	$514,054	$—	$20,567	$1,095,967

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
Lease payments received at our company-owned Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores must be prepaid in advance of the next lease renewal term. Under the Acima Holdings business model, in certain cases revenues may be earned prior to the lease payment due date, in which case revenue is accrued prior to receipt of the lease payment, net of estimated returns and uncollectible renewal payments. Under both models, rental revenue is recognized over the lease term. See Note 4 for additional information regarding accrued lease revenue.
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At March 31, 2025 and December 31, 2024, we had $63.6 million and $61.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise in our company-owned Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Revenue from contracts with customers
Merchandise Sales. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. Merchandise sales include payments received for the exercise of the early purchase options offered through our lease-to-own agreements or merchandise sold through point-of-sale transactions. The remaining net value of lease merchandise sold is recorded to cost of merchandise sold at the time of the transaction. Revenue from the sale of lease merchandise to our franchisees is recognized upon shipment of the merchandise to the franchisee (previously reported in franchise merchandise sales in prior periods).
Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer (previously reported in installment sales revenue in prior periods). The cost of merchandise sold through installment agreements is recognized at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At both March 31, 2025 and December 31, 2024, we had $0.6 million in deferred revenue included in accrued liabilities related to extended service plans.
Subscriptions and fees. Subscription payments in our Brigit segment are received on a monthly basis from customers who upgrade to a Plus or Premium subscription tier via the Brigit mobile application and/or web browser. Depending on the optional subscription tier, the customer gains access to some or all of the following services: Credit Monitoring, Credit Builder, Identity Theft Protection, and Instant Cash. This payment can range based on a variety of factors and higher cost tiers generally offer additional services. Brigit continually fulfills obligations to each customer over the subscription term. The series of distinct services represent a single performance obligation that is satisfied over time. We recognize revenue ratably as the customer receives and consumes the benefits of the platform throughout the monthly contract period. Price concessions are granted to customers who have insufficient funds when subscription payments are due and not collected.
We also receive payments from customers who request their cash advance be delivered faster. Such expedited transfer fee payments from customers are recognized as revenue over the expected term of the associated customer cash advance. We also serve offers from our marketplace partners’ products and services in our Earn & Save section of our mobile application. We receive a payment based on contractual terms, generally on the basis of customer traffic or conversions brought to such products or services. Marketplace revenues are recognized as customer traffic is added and conversions to the marketplace partners’ products and services occur.
Other. Other revenue primarily consists of franchise royalties, including franchisee contributions to corporate advertising funds, which represent sales-based royalties calculated as a percentage of gross rental payments and sales (previously reported in royalty income and fees in prior periods). Royalty revenue is accrued and recognized as lease payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2025 and December 31, 2024, we had $2.6 million and $2.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Other revenue also includes revenues generated by other miscellaneous product plans offered to our lease-to-own and installment customers. Revenue for other product plans is recognized in accordance with the terms of the applicable plan agreement.
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
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for each of the three months ended March 31, 2025 and 2024 were $2.5 million and $2.7 million, respectively, included in our merchandise sales revenue in our Consolidated Statements of Operations.
Customer cash advances consist of earned wage access advances provided to Brigit customers when requested. By leveraging cash flow information from the customer’s bank account as well as customer verified income information, Brigit’s algorithm assesses their earned income and ability to repay, with no FICO needed and no impact on credit scores. Brigit’s algorithms also predict when a customer may fall short and can automatically send advances to the customers’ account if they choose. Generally customers repay cash advances shortly after they receive their next paycheck.
Receivables consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Trade and notes receivables(1)	$99,948	$109,486
Installment sales receivables	58,090	60,242
Customer cash advances	48,646	—
Total receivables	206,684	169,728
Less allowance for doubtful accounts(2)	(21,858)	(13,290)
Total receivables, net of allowance for doubtful accounts	$184,826	$156,438
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $47.9 million and $51.1 million at March 31, 2025 and December 31, 2024, respectively, including $44.7 million and $46.6 million related to lease-to-own agreements for Acima Holdings and $2.6 million and $3.6 million related to lease-to-own agreements for Rent-A-Center at March 31, 2025 and December 31, 2024, respectively.
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
We estimate the allowance for customer cash advance losses based on a number of factors, including the length of time receivables are past due and previous loss history and current economic conditions. The allowance for credit losses is recognized upon origination of customer cash advances. Customer cash advances are deemed not collectible after 45 days beyond the due date and are charged-off as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Condensed Consolidated Statements of Operations.
The allowance for doubtful accounts related to franchising trade and notes receivables was $6.7 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively, the allowance for doubtful accounts related to installment sales receivables was $11.1 million at both March 31, 2025 and December 31, 2024, and the allowance for doubtful accounts related to Brigit customer cash advances was $4.1 million at March 31, 2025.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	March 31, 2025
Beginning allowance for doubtful accounts	$13,290
Bad debt expense(1)	14,837
Accounts written off, net of recoveries	(6,269)
Ending allowance for doubtful accounts	$21,858
(1) Uncollectible installment payments, franchisee obligations, customer cash advances and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 5 - Income Taxes
The effective tax rate was 30.2% for the three months ended March 31, 2025, compared to 15.0% for the three months ended March 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2025 was primarily attributable to non-deductible expenses related to the Brigit acquisition. Additionally, in the three months ended March 31, 2024 we recorded a favorable adjustment related to foreign deferred tax assets that did not reoccur in the three months ended March 31, 2025.
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
In connection with the execution of the Third Amendment to the Term Loan Facility, we incurred approximately $2.0 million in debt issuance costs, including third party arrangement and other professional fees, of which approximately $1.8 million were expensed as debt refinance charges in our Condensed Consolidated Statements of Operations, and approximately $0.2 million were capitalized and recorded as a reduction to our outstanding senior debt in our Condensed Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $4.4 million in write-offs of unamortized debt issuance costs and original issue discount previously capitalized upon the issuance of the Term Loan Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Condensed Consolidated Statements of Operations.
On June 7, 2024, we entered into a Second Amendment to the ABL Credit Facility, effective as of June 7, 2024. The amendment, in addition to certain other changes, extended the maturity date for loans outstanding to June 7, 2029 (subject to certain springing maturity provisions).
In connection with the execution of the Second Amendment to the ABL Credit Facility, we incurred approximately $3.2 million in debt issuance costs, including third-party arrangement and other professional fees, which were capitalized and recorded as a reduction to our outstanding senior debt in our Condensed Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $0.4 million in write-offs of unamortized debt issuance costs previously capitalized upon the issuance of the ABL Credit Facility on February 17, 2021. The write-offs were recorded as debt refinance charges in our Condensed Consolidated Statements of Operations.
As of March 31, 2025, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $8.2 million and $0.7 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had $299.0 million outstanding borrowings under our ABL Credit Facility at March 31, 2025 and borrowing capacity of $204.5 million, net of issued letters of credit of approximately $46.5 million. The amount outstanding under the Term Loan Facility was $800.1 million at March 31, 2025.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
ABL Credit Facility
The ABL Credit Facility will mature on June 7, 2029 (subject to certain springing maturity provisions). We may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves.
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at March 31, 2025 was 6.42%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at March 31, 2025 was 0.250%. We paid $0.7 million of commitment fees during the first quarter of 2025.
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of March 31, 2025, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
Term Loan Facility
The Term Loan Facility, which matures on February 17, 2028, amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Subject in each case to certain restrictions and conditions, we may add up to $500 million (plus additional amounts subject to satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt.
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 7.04% at March 31, 2025.
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
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries’ ability to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), and debt incurrence (other than permitted debt), subject to certain limitations described therein. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the Term Loan Facility.

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
The table below shows the scheduled maturity dates of our outstanding senior debt at March 31, 2025 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility(1)	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	800,146	800,146
2029	299,000	—	299,000
Thereafter	—	—	—
Total senior debt	$299,000	$800,146	$1,099,146
(1) Annual installment requirements were reduced by the amount of the excess cash flow payments made in 2023, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of March 31, 2025, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $7.6 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2025 and December 31, 2024, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at March 31, 2025:

	March 31, 2025
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$425,295	$(24,705)
Note 9 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the three months ended March 31, 2024, we recognized approximately $4.9 million in stock compensation expense, related to these restricted stock agreements. See Note 11 for additional information. These restricted stock agreements were fully vested during the three months ended March 31, 2024.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the three months ended March 31, 2025 and 2024, we recognized approximately $10.9 million and $12.7 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $4.0 million and $3.9 million in incremental depreciation expense related to acquired technology assets during the three months ended March 31, 2025 and 2024, respectively.
Brigit Acquisition. As described in Note 2, on January 31, 2025, we completed the acquisition of Brigit, a leading holistic financial health technology company. Included in the aggregate consideration issued to the former owners of Brigit were 1,313,331 common shares, valued at approximately $39 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term, in accordance with ASC Topic 718, “Stock-based Compensation”. During the three months ended March 31, 2025, we recognized approximately $4.1 million in stock compensation expense related to these restricted stock agreements, in addition to $1.1 million related to Brigit's Replacement Awards and other agreement compensation. See Note 2 and Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $152.3 million in intangible assets and $65.1 million in developed technology. During the three months ended March 31, 2025, we recognized approximately $2.6 million in amortization expense related to acquired intangible assets. We also recognized approximately $1.6 million in incremental depreciation expense related to acquired technology assets during the three months ended March 31, 2025.
For the three months ended March 31, 2025, we recognized approximately $6.2 million in transaction costs associated with the closing of the transaction.
Legal Matters. As disclosed further in Note 12 in this Quarterly Report on Form 10-Q and as previously disclosed, we were party to the recently dismissed regulatory lawsuits with the Consumer Financial Protection Bureau and are currently party to a filed regulatory lawsuit with the New York Attorney General, as well as a multi-state regulatory investigation by attorneys’ general offices from forty states and the District of Columbia. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We believe these regulatory lawsuits and the multi-state investigation are not representative of historical regulatory matters that arise in the ordinary course of our business. During the three months ended March 31, 2025, we recorded expenses of $10.0 million related to estimated legal accruals for certain of these regulatory matters based on the current status of the these matters. We will continue to evaluate and modify our estimated legal accruals as

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
appropriate in future periods based on future developments. In addition, for these regulatory matters we incurred litigation and defense expenses of $0.6 million for the three months ended March 31, 2025.
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the three months ended March 31, 2025 due to this letter agreement was approximately $1.6 million.
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
Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Acima acquired assets depreciation and amortization	$14,900	$16,646
Legal matters	10,645	—
Brigit transaction costs	6,218	—
Brigit acquired assets depreciation and amortization	4,144	—
Brigit equity consideration vesting	4,059	—
Accelerated stock compensation	1,599	—
Brigit replacement awards and other agreement compensation	1,095	—
Acima equity consideration vesting	—	4,893
Accelerated software depreciation	—	4,611
Asset impairments	—	646
Other(1)	637	—
Total other gains and charges	$43,297	$26,796
(1) Primarily represents shutdown and holding expenses related to store closures and severance for the three months ended March 31, 2025.
Note 10 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by our Chief Operating Decision Makers (“CODMs”). Our CODMs include Upbound’s Chief Executive Officer and Chief Financial Officer. Our CODMs regularly review the operating performance of our operating segments as compared to Company projections and operating performance in prior periods, in addition to other factors, including the Company’s strategic initiatives, as well as industry, macroeconomic, and market trends, in determining the appropriate allocation of resources to support our business operations. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. Within our operating segments, we offer merchandise for lease from certain basic product categories, such as: furniture, including mattresses; tires; consumer electronics; appliances; tools; handbags; computers; and accessories. On January 31, 2025, we established a new operating segment following the acquisition of Brigit. Please reference Note 2 for additional discussion of the acquisition. In addition we combined our Franchising segment with our Rent-A-Center segment. Financial information disclosed within this report has been recast for the related prior year period to reflect this change. We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Segment information as of and for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues
Acima	$637,287	$561,346
Rent-A-Center	489,025	514,054
Brigit	31,861	—
Mexico	18,190	20,567
Total revenues	$1,176,363	$1,095,967

	Three Months Ended March 31,
(in thousands)	2025	2024
Gross profit
Acima	$186,451	$169,302
Rent-A-Center	322,826	345,050
Brigit	27,855	—
Mexico	12,997	14,716
Total gross profit	$550,129	$529,068

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating profit
Acima(1)	$73,708	$51,911
Rent-A-Center(2)	66,415	78,138
Brigit(3)	8,829	—
Mexico(4)	1,223	1,696
Total operating segments	150,175	131,745
Corporate(5)(6)	(87,560)	(69,983)
Total operating profit(7)	$62,615	$61,762
(1) Acima operating expenses for the three months ended March 31, 2025 and 2024 include operating labor expenses of $24.0 million and $25.9 million, respectively, and non-labor operating expenses of $76.9 million and $78.2 million, respectively. Acima non-labor operating expenses include Lease Charge-Offs ("LCOs") of $56.7 million and $53.9 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Rent-A-Center operating expenses for the three months ended March 31, 2025 and 2024 include operating labor expenses of $120.2 million and $127.2 million, respectively, and non-labor operating expenses of $122.4 million and $129.8 million, respectively. Rent-A-Center non-labor operating expenses include LCOs of $20.4 million and $22.1 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Brigit operating expenses for the three months ended March 31, 2025 include operating labor and non-labor operating expenses of $1.0 million and $14.4 million, respectively. Brigit non-labor operating expenses include net advance losses of $5.0 million for the three months ended March 31, 2025.
(4) Mexico operating expenses for the three months ended March 31, 2025 and 2024 include operating labor expenses of $4.3 million and $5.0 million, respectively, and non-labor operating expenses of $5.3 million and $5.9 million, respectively.
(5) Includes stock compensation expense of $4.1 million recognized for the three months ended March 31, 2025 related to common stock issued to Brigit employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 11.
(6) Includes stock compensation expense of $4.9 million recognized for the three months ended March 31, 2024 related to common stock issued to Acima Holdings employees under restricted stock agreements as part of the acquisition consideration subject to vesting restrictions as described in Note 11. These restricted stock agreements were fully vested during the three months ended March 31, 2024.
(7) The accounting policies of each of our segments are the same as those described for the Company in Note 1.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization
Acima(1)	$354	$290
Rent-A-Center	5,427	5,026
Brigit(2)	11	—
Mexico	437	346
Total operating segments	6,229	5,662
Corporate(3)(4)	6,023	7,811
Total depreciation and amortization	$12,252	$13,473
(1) Excludes amortization expense of approximately $10.9 million and $12.7 million for the three months ended March 31, 2025, and 2024, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.
(2) Excludes amortization expense of approximately $2.6 million for the three months ended March 31, 2025 recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Brigit acquisition. See Note 9 for additional information.
(3) Excludes depreciation expense of approximately $4.0 million and $8.5 million for the three months ended March 31, 2025, and 2024, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to software acquired upon closing of the Acima Holdings acquisition and accelerated software depreciation. See Note 9 for additional information.
(4) Excludes depreciation expense of approximately $1.6 million for the three months ended March 31, 2025 recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to software acquired upon closing of the Brigit acquisition. See Note 9 for additional information.

	Three Months Ended March 31,
(in thousands)	2025	2024
Capital expenditures
Acima	$312	$219
Rent-A-Center	2,491	4,191
Brigit	46	—
Mexico	644	792
Total operating segments	3,493	5,202
Corporate	7,083	6,615
Total capital expenditures	$10,576	$11,817

(in thousands)	March 31, 2025	December 31, 2024
On rent rental merchandise, net
Acima	$638,761	$693,095
Rent-A-Center	396,567	420,382
Mexico	21,278	21,383
Total on rent rental merchandise, net	$1,056,606	$1,134,860

(in thousands)	March 31, 2025	December 31, 2024
Held for rent rental merchandise, net
Acima	$264	$261
Rent-A-Center	106,879	104,302
Mexico	9,132	9,359
Total held for rent rental merchandise, net	$116,275	$113,922

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2025	December 31, 2024
Assets by segment
Acima	$1,232,101	$1,301,657
Rent-A-Center	954,341	977,787
Brigit	424,854	—
Mexico	49,863	47,608
Total operating segments	2,661,159	2,327,052
Corporate	381,971	322,610
Total assets	$3,043,130	$2,649,662
Note 11 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the three months ended March 31, 2025 and 2024. Approximately $235.0 million remains available for repurchases under the current authorization at March 31, 2025.
Stock Based Compensation
We recognized $7.7 million and $7.0 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we granted 757,704 market-based performance units and 797,437 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2025 was $27.09 and $26.68, respectively.
In connection with the acquisition of Acima Holdings in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, were recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $4.9 million in stock compensation expense related to these restricted stock agreements during the three months ended March 31, 2024. These restricted stock agreements were fully vested during the three months ended March 31, 2024.
As described in Note 2, in connection with the acquisition of Brigit on January 31, 2025, we issued to the former owners of Brigit approximately 2.7 million common shares valued at $29.75 per share, as of the Closing Date. Of this total, 1,313,331 common shares, valued at approximately $39 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $4.1 million in stock compensation expense related to these restricted stock agreements during the three months ended March 31, 2025 recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
On April 3, 2024, we entered into a letter agreement with the Company’s Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the three months ended March 31, 2025 due to this letter agreement was approximately $1.6 million and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 12 - Contingencies
Given the nature of our businesses and the heavily regulated industries in which we operate, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations. Certain legal proceedings and governmental inquiries and investigations involving us or our subsidiaries are described below. In addition to the matters described below, we are also party to other legal proceedings and governmental inquiries and investigations involving us or our subsidiaries that we believe, based on our current knowledge, will not have a material adverse effect on our business or our consolidated results of operations, financial condition or liquidity, including arbitrations, litigation, putative class actions and other matters alleging various types of claims, including those based on consumer regulatory, contract, labor and employment and other alleged claims. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties, fines or other relief, it is possible that the outcome of one or more legal proceedings could have a material adverse impact on our results of operations.
We regularly monitor developments related to our legal proceedings and governmental inquiries and investigations, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of these matters involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation.
At both March 31, 2025 and December 31, 2024, we had estimated legal accruals of $20.7 million, included in accrued liabilities in our Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. However, as of the date of this Quarterly Report on Form 10-Q, we cannot predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed below) and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. In addition to our estimated legal accruals, as of March 31, 2025 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below and other pending legal matters.
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
Former Consumer Financial Protection Bureau (“CFPB”) Litigation. In October 2020, prior to the December 2020 execution of the definitive agreement to acquire Acima, Acima received a Civil Investigative Demand (the “CID”) from the CFPB requesting certain information, documents and data relating to Acima’s products, services and practices from January 1, 2015 forward. The stated purpose of the CID was to determine whether Acima extends credit, offers leases, or otherwise offers or provides a consumer financial product or service and whether Acima complies with certain consumer financial protection laws. After the original CID, the CFPB issued subsequent CIDs requesting further information, documents and testimony. Acima responded to all CIDs and cooperated with the CFPB throughout their investigation.
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
On March 6, 2025, the CFPB voluntarily dismissed with prejudice its lawsuit against Acima in the United States District Court for the District of Utah. Acima did not pay any money, was not required to change any business practices, nor was it subject to any injunctive or other relief, and the dismissal with prejudice ended the CFPB’s challenge to the alleged business practices that were the subject of its investigation and lawsuit. In connection with the CFPB’s determination to drop its claims against Acima, Acima agreed to dismiss the lawsuit it filed against the CFPB in the United States District Court for the Eastern District of Texas.
In connection with our acquisition of Acima, $45 million of a $50 million initial holdback escrowed at the closing of the transaction was previously available for fines, penalties or customer restitution paid in connection with a resolution of the CFPB matter, including an adverse litigation outcome. As a result of the CFPB’s dismissal of its lawsuit against Acima, the full amount of the escrow was released to the former owners of Acima as provided by the merger agreement.
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
In the second quarter 2024, Acima received a settlement proposal from the Multistate. Since then, the parties have continued to engage in conversations regarding a potential resolution and Acima has responded to the Multistate’s settlement proposals and monetary demands. As of the date of this Quarterly Report on Form 10-Q, although we would not be willing to agree to the Multistate’s most recent monetary demand which we believe is unsupportable or agree to a number of the other terms presented by the Multistate, we expect to continue to discuss the potential resolution of this matter. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and the nature of business practice changes, any settlement with the Multistate, or individual members of the group, can be achieved. If we are unable to reach agreement on terms acceptable to us and to the various states involved in the group, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
New York Attorney General Litigation. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020, prior to our acquisition of Acima, seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. Acima received additional subpoenas from the NYAG in August 2021 and July 2023. Acima cooperated with the NYAG throughout its investigation. In March 2023, the NYAG provided Acima with a proposed assurance of discontinuance alleging violations of certain consumer laws, seeking injunctive relief regarding certain business practices, and seeking payment of unspecified amounts for restitution and civil penalties. In April 2023, Acima submitted its response to the NYAG’s proposed assurance of discontinuance. In February 2024, Acima provided a settlement proposal to the NYAG. In March 2024, the NYAG presented Acima with an initial monetary demand for settlement purposes. On August 14, 2024, despite Acima’s cooperation with the investigation and its active engagement in settlement discussions with the NYAG, the NYAG filed a lawsuit against Acima in the Supreme Court of the State of New York, County of New York. The lawsuit alleges violations of various consumer financial protection laws and regulations similar to those set forth in the NYAG’s March 2023 proposed assurance of discontinuance. The lawsuit seeks injunctive relief, unspecified monetary relief and civil penalties and other relief. Acima filed a motion to dismiss the NYAG’s lawsuit. As of the date of filing this Quarterly Report on Form 10-Q, the trial court has not yet ruled on Acima’s motion to dismiss. Acima will continue to vigorously defend itself against the NYAG’s lawsuit. We cannot provide any assurance that Acima will be successful in defending against the NYAG’s litigation or that an adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
McBurnie Litigation. We are a defendant in a putative class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
California and were charged a processing fee and/or an expedited fee. Plaintiffs allege that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs seek unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is currently pending in the United States District Court for the Northern District of California. In November 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court proceedings were stayed. In March 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. Plaintiffs have since notified the District Court that they do not intend to pursue their claims regarding the expedited payment fee. In June 2024, we filed a petition for certiorari with the U.S. Supreme Court, appealing the decision from the Court of Appeals. Our petition for certiorari was denied by the Supreme Court in October 2024. Proceedings before the District Court have resumed. In February 2025, the parties proposed a revised case schedule to the District Court. As of the date of filing this Quarterly Report on Form 10-Q, the District Court has not yet set any new pre-trial deadlines or ruled on the plaintiffs’ pending motion for class certification. If a class were to be certified and if we are not successful in defending against the allegations and claims in the litigation, the amount of a potential monetary judgment against us would be significantly increased. We will continue to vigorously defend this case. We are currently unable to predict the eventual timing or outcome of this litigation.
FlexShopper Litigation. On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a patent infringement lawsuit against Upbound Group, Inc, Acima Holdings, LLC and Acima Digital, LLC in the United States District Court for the Eastern District of Texas. On October 1, 2024, FlexShopper issued a press release announcing the lawsuit and a similar lawsuit it filed against another lease-to-own company, Katapult Holdings, Inc. The lawsuit filed against our company seeks damages and an injunction for alleged infringement of five patents assigned to FlexShopper. Flexshopper’s claims relate to certain technology allegedly used in connection with Acima’s e-commerce third-party retailer lease-to-own business. In February 2025, we filed a motion to dismiss all of Flexshopper’s claims. As of the date of filing this Quarterly Report on Form 10-Q, the District Court has not yet ruled on Acima’s motion to dismiss. We will continue to vigorously defend the lawsuit. We are currently unable to predict the eventual outcome of this litigation.
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net earnings	$24,793	$27,687
Denominator:
Weighted-average shares outstanding	55,945	54,544
Effect of dilutive stock awards(1)	2,413	1,271
Weighted-average dilutive shares	58,358	55,815

Basic earnings per common share	$0.44	$0.51
Diluted earnings per common share(1)	$0.42	$0.50
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	1	—
Anti-dilutive performance share units	463	495
Anti-dilutive stock options	107	60
(1) Weighted-average dilutive shares outstanding for the three months ended March 31, 2025, includes approximately 1.3 million common shares, issued in connection with the acquisition of Brigit and subject to vesting conditions under restricted stock agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company as a whole (which includes Bridge IT, Inc. (“Brigit”) following the closing of our acquisition of Brigit (the “Merger”) on January 31, 2025) and our segments, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, the potential impact of the matters discussed in Note 12, and other statements that are not historical facts. Unless expressly indicated or the context requires otherwise, the terms “Upbound Group, Inc.,” “Company,” “we,” “us,” and “our” in this document refer to Upbound Group, Inc. and, where appropriate, its subsidiaries.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
•the possibility that costs, difficulties or disruptions related to the integration of Brigit operations into our other operations will be greater than expected;
•the possibility that the anticipated benefits from the Brigit acquisition may not be fully realized or may take longer to realize than expected;
•our ability to (i) effectively adjust to changes in the composition of our offerings and product mix as a result of acquiring Brigit and continue to maintain the quality of existing offerings and (ii) successfully introduce other new product or service offerings on a timely and cost-effective basis;
•changes in our future cash requirements as a result of the Brigit acquisition, whether caused by unanticipated increases in capital expenditures or working capital needs, unanticipated liabilities or otherwise;
•our ability to retain the talent and dedication of key employees of Brigit;
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
•ongoing changes in tariff policies, including impacts from tariffs imposed by the current Presidential Administration on the price of imported goods, or consumer prices overall or other financial impacts of such tariffs or retaliatory tariffs enacted by U.S. trading partners on our costs or target consumers;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q.
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
On January 31, 2025, we completed the acquisition of Brigit, a holistic financial health technology company that has helped millions of customers budget better, access their earned wages before their regularly scheduled payday, build their credit through savings, protect themselves from identity theft, and find ways to earn and save money. Its mission is to help customers build a better financial future. See Note 2 in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
Recent Developments
Dividend. On March 20, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share for the first quarter of 2025. The dividend was paid on April 22, 2025 to our common stockholders of record as of the close of business on April 2, 2025.
Business and Operational Trends
Macroeconomic Conditions. In recent years, we have experienced significant change in business and operational trends driven by macroeconomic conditions, which have directly impacted our customers as well as our operations, including significant changes in the U.S. consumer price index, changes in demand for certain consumer retail categories, changes in consumer payment behaviors, a condensed labor market, which has also contributed to wage inflation, rapid increases in interest rates, changes in tariff policies, and global supply chain disruptions resulting in reduced product availability and rising product costs.
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
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional discussion of impacts to our business and additional risks associated with macroeconomic conditions.
Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues increased as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the three months ended March 31, 2025 and 2024, e-commerce revenues represented approximately 27% and 26% of total lease-to-own revenues, respectively. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2025 included in Part I, Item I of this Quarterly Report on Form 10-Q.
Key Metrics
Gross Merchandise Volume (“GMV”): The Company defines Gross Merchandise Volume as the retail value in U.S. dollars of merchandise acquired by the Acima segment that is leased to customers through a transaction that occurs within a defined period, net of estimated cancellations as of the measurement date.
Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Company-owned Rent-A-Center lease-to-own stores and e-commerce platform at the end of any given period.
Same Store Lease Portfolio Value: Represents the aggregate dollar value of the expected monthly rental income associated with current active lease agreements from our Company-owned Rent-A-Center lease-to-own stores that were operated by us for 13 months or more at the end of any given period. The Company excludes from the same store base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store base in the 30th full month following account transfer.
Same Store Sales: Same store sales generally represents revenue earned in Company-owned Rent-A-Center stores that were operated by us for 13 months or more and are reported on a constant currency basis as a percentage of total revenue earned in stores of the segment during the indicated period. The Company excludes from the same store sales base any store that receives a certain level of customer accounts from closed stores or acquisitions. The receiving store will be eligible for inclusion in the same store sales base in the 30th full month following account transfer.
Lease Charge-Offs (“LCOs”) (previously referred to as “skip / stolen losses”): Represents charge-offs of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenues for the applicable period. For the Rent-A-Center segment, LCOs exclude Get It Now, Home Choice and franchise-owned Rent-A-Center locations.
Brigit Paying Users: Represents Brigit customers who have an active Plus or Premium subscription account, are not delinquent (not 45 days past due) on a cash advance, and have made at least one of their last two subscription payments.
Brigit Net Advance Losses: Represents charge-offs of Brigit uncollectible customer cash advances that are more than 45 days past due. This is typically expressed as a percentage of total cash advances originated in the applicable period.
Overview
On January 31, 2025 we established a new operating segment following the acquisition of Brigit. Please reference Note 2 for additional discussion of the acquisition. In addition we combined our Franchising segment with our Rent-A-Center segment. Financial information disclosed within this report has been recast for the related prior year period to reflect this change. We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico. The following briefly summarizes certain of our financial information for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
During the first three months of 2025, consolidated revenues and gross profit increased by approximately $80.4 million and $21.1 million, respectively, primarily due to an increase in the Acima and Brigit segment revenues, partially offset by a decrease in Rent-A-Center segment revenues described below. Operating profit increased by approximately $0.9 million, primarily due to the increase in gross profit noted above and a decrease in operating labor expenses of $8.9 million, partially offset by increases in other gains and charges, general and administrative expenses and non-labor operating expenses of $16.5 million, $8.7 million and $5.2 million, respectively.
The Acima segment revenues increased approximately $75.9 million for the three months ended March 31, 2025, due to increases in rentals and fees revenues and merchandise sales of $53.4 million and $22.4 million, respectively, primarily resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, and expanded direct-to-consumer offerings. Operating profit increased approximately $21.8 million for the three months ended March 31, 2025, primarily due to an increase in gross profit of $17.1 million and decreases in operating labor costs, other gains and charges and non-labor operating expenses of $2.0 million, $1.7 million, and $1.3 million, respectively. See “Segment Performance” below for further discussion of Acima segment operating results for the three months ended March 31, 2025.
Revenues in our Rent-A-Center segment decreased approximately $25.0 million for the three months ended March 31, 2025, due to an decrease in same store sales of 2.0% driven by decreases in rentals and fees revenues and merchandise sales of $24.6 million and $1.3 million, respectively. Operating profit decreased approximately $11.7 million for the three months ended March 31, 2025, primarily due to the decrease in gross profit of approximately $22.2 million, partially offset by decreases in non-labor operating expenses and operating labor expense of $7.4 million and $7.0 million, respectively. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the three months ended March 31, 2025.
The Brigit segment had revenues and operating profit of $31.9 million and $8.8 million, respectively, since the Closing Date. See “Segment Performance” below for further discussion of Brigit segment operating results for the three months ended March 31, 2025.
The Mexico segment revenues decreased by 11.6% for the three months ended March 31, 2025, contributing to an decrease in gross profit of 11.7%, or $1.7 million, primarily due to negative impacts of exchange rate fluctuations. Operating profit decreased $0.5 million for the three months ended March 31, 2025, primarily due to the decrease in gross profit described above. See “Segment Performance” below for further discussion of Mexico segment operating results for the three months ended March 31, 2025.

Cash flow from operations was $137.7 million for the three months ended March 31, 2025. As of March 31, 2025, we held $107.3 million of cash and cash equivalents and had outstanding indebtedness of $1.5 billion.
The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2025	2024	$	%
Revenues
Rentals and fees	$899,212	$872,539	$26,673	3.1%
Merchandise sales	236,245	215,250	20,995	9.8%
Subscriptions and fees	31,861	—	31,861	nm
Other	9,045	8,178	867	10.6%
Total revenues	1,176,363	1,095,967	80,396	7.3%
Cost of revenues
Cost of rentals and fees	352,546	327,148	25,398	7.8%
Cost of merchandise sold	269,682	239,751	29,931	12.5%
Cost of subscriptions and fees	4,006	—	4,006	nm
Total cost of revenues	626,234	566,899	59,335	10.5%
Gross profit	550,129	529,068	21,061	4.0%
Operating expenses
Operating labor	149,167	158,136	(8,969)	(5.7)%
Non-labor operating expenses	219,011	213,802	5,209	2.4%
General and administrative expenses	63,787	55,099	8,688	15.8%
Depreciation and amortization	12,252	13,473	(1,221)	(9.1)%
Other gains and charges	43,297	26,796	16,501	61.6%
Total operating expenses	487,514	467,306	20,208	4.3%
Operating profit	62,615	61,762	853	1.4%
Interest expense, net	27,104	29,188	(2,084)	(7.1)%
Earnings before income taxes	35,511	32,574	2,937	9.0%
Income tax expense	10,718	4,887	5,831	119.3%
Net earnings	$24,793	$27,687	$(2,894)	(10.5)%
nm - percent change is not meaningful for comparison
Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024
Revenue. Total revenues increased by $80.4 million, or 7.3%, to $1,176.4 million for the three months ended March 31, 2025, from $1,096.0 million for the three months ended March 31, 2024. This increase was primarily due to an increase of approximately $75.9 million in the Acima segment and the addition of the Brigit segment with $31.9 million in revenues, partially offset by a decrease of approximately $25.0 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2025 increased by $25.4 million, or 7.8%, to $352.5 million as compared to $327.1 million for the three months ended March 31, 2024. The increase was primarily attributable to an increase of approximately $31.3 million in the Acima segment, driven by an increase in rentals and fees revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was 39.2% for the three months ended March 31, 2025, as compared to 37.5% for the three months ended March 31, 2024.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $29.9 million, or 12.5%, to $269.7 million for the three months ended March 31, 2025, from $239.8 million for the three months ended March 31, 2024, primarily attributable to an increase of $27.5 million in the Acima segment, driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (14.2)% for the three months ended March 31, 2025, from (11.4)% for the three months ended March 31, 2024.

Gross Profit. Gross profit increased by $21.0 million, or 4.0%, to $550.1 million for the three months ended March 31, 2025, from $529.1 million for the three months ended March 31, 2024, primarily due to the addition of the Brigit segment with $27.9 million in gross profit and an increase of $17.1 million in the Acima segment, partially offset by a decrease of $22.2 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue decreased to 46.8% for the three months ended March 31, 2025, as compared to 48.3% for the three months ended March 31, 2024.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $8.9 million, or 5.7%, to $149.2 million for the three months ended March 31, 2025, as compared to $158.1 million for the three months ended March 31, 2024, primarily due to a decrease of $7.0 million in the Rent-A-Center segment. Operating labor expressed as a percentage of total revenue was 12.7% for the three months ended March 31, 2025, as compared to 14.4% for the three months ended March 31, 2024.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $5.2 million, or 2.4%, to $219.0 million for the three months ended March 31, 2025, as compared to $213.8 million for the three months ended March 31, 2024, primarily due to the addition of the Brigit segment with $14.4 million in non-labor operating expenses, partially offset by a decrease of $7.4 million in the Rent-A-Center segment, primarily attributable to a decrease in corporate-owned store count, resulting from prior year store closures and refranchising. Non-labor operating expenses expressed as a percentage of total revenue was 18.6% for the three months ended March 31, 2025, compared to 19.5% for the three months ended March 31, 2024.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $8.7 million, or 15.8%, to $63.8 million for the three months ended March 31, 2025, as compared to $55.1 million for the three months ended March 31, 2024, primarily due to increases in overhead labor costs. General and administrative expenses expressed as a percentage of total revenue was 5.4% for the three months ended March 31, 2025, compared to 5.0% for the three months ended March 31, 2024.
Other Gains and Charges. Other gains and charges increased by $16.5 million, or 61.6%, to $43.3 million for the three months ended March 31, 2025, as compared to $26.8 million for the three months ended March 31, 2024. The increase in other gains and charges was driven primarily by increases of $10.0 million in legal settlement reserve and $6.0 million in transaction expenses related to the Brigit acquisition.
Operating Profit. Operating profit increased by $0.8 million, or 1.4%, to $62.6 million for the three months ended March 31, 2025, as compared to $61.8 million for the three months ended March 31, 2024, primarily due to an increase in gross profit and a decrease in operating labor, partially offset by increases in other gains and charges, general and administrative expenses and non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 5.3% for the three months ended March 31, 2025, compared to 5.6% for the three months ended March 31, 2024.
Income Tax Expense. Income tax expense increased by $5.8 million to $10.7 million for the three months ended March 31, 2025, as compared to $4.9 million for the three months ended March 31, 2024, primarily due to a higher effective tax rate for the three months ended March 31, 2025, attributable to the tax impact on non-deductible expenses related to the Brigit acquisition. Additionally, in the three months ended March 31, 2024 we recorded a favorable adjustment related to foreign deferred tax assets that did not reoccur in the three months ended March 31, 2025.

Segment Performance
Acima segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2025	2024	$	%
Revenues	$637,287	$561,346	$75,941	13.5%
Gross profit	186,451	169,302	17,149	10.1%
Operating profit	73,708	51,911	21,797	42.0%
Gross merchandise volume(1)	454,100	417,557	36,543	8.8%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, included increases in rentals and fees revenues and merchandise sales revenue of $53.4 million and $22.4 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per merchant, and expanding direct-to-consumer offerings.
Gross Profit. Gross profit increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 29.3% for the three months ended March 31, 2025, compared to 30.2% for the three months ended March 31, 2024, partly due to an increase in merchandise sales resulting from a larger portfolio at the beginning of 2025 compared to 2024, in addition to the conversion of Acceptance Now locations to the Acima Holdings Lease Management platform.
Operating Profit. Operating profit as a percentage of segment revenues increased to 11.6% for the three months ended March 31, 2025, compared to 9.2% for the three months ended March 31, 2024. The increase in operating profit for the three months ended March 31, 2025 is primarily due to the increase in gross profit and decreases in operating labor, other gains and charges and non-labor operating expenses of approximately $2.0 million, $1.7 million and $1.3 million, respectively. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of segment revenues, were approximately 8.9% for the three months ended March 31, 2025, compared to 9.6% for the three months ended March 31, 2024. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of segment revenues, were approximately 0.3% for both the three months ended March 31, 2025 and 2024.
Rent-A-Center segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2025	2024	$	%
Revenues	$489,025	$514,054	$(25,029)	(4.9)%
Gross profit	322,826	345,050	(22,224)	(6.4)%
Operating profit	66,415	78,138	(11,723)	(15.0)%
Lease portfolio value(1)	129,908	139,313	(9,405)	(6.8)%
Same store sales lease portfolio(1)	117,431	121,275	(3,844)	(3.2)%
Change in same store sales(1)				(2.0)%
Stores in same store sales calculation				1,564
(1) See Key Metrics described above for additional information.
Revenues. The decrease in revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a decrease in corporate-owned store count, resulting from prior year store closures and refranchising, and a decrease in same store sales of 2.0%, driven by an decrease in rentals and fees revenues of $24.6 million resulting from tightening of underwriting and removing certain products from our lineup to protect our LCO rate.
Gross Profit. Gross profit decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 66.0% for the three months ended March 31, 2025, as compared to 67.1% for the three months ended March 31, 2024, primarily due to mix-shift changes between lease merchandise product categories.

Operating Profit. Operating profit as a percentage of segment revenues was 13.6% for the three months ended March 31, 2025, compared to 15.2% for the three months ended March 31, 2024. The decrease in operating margin for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily driven by the decrease in gross profit described above. Merchandise losses in our company-owned Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.6% for the three months ended March 31, 2025, compared to 4.7% for the three months ended March 31, 2024. Other merchandise losses in our company-owned Rent-A-Center lease-to-own stores, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 0.8% for the three months ended March 31, 2025, compared to approximately 1.1% for the three months ended March 31, 2024. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Brigit segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2025	2024	$	%
Revenues	$31,861	$—	$31,861	nm
Gross profit	27,855	—	27,855	nm
Operating profit	8,829	—	8,829	nm
Brigit paying users(1)	1,230,158
(1) See Key Metrics described above for additional information.
Revenues. Revenues for the three months ended March 31, 2025 included $24.0 million in subscription revenue, $5.7 million in transfer fee revenue and $2.2 million in marketplace revenue.
Gross Profit. Gross profit as a percentage of segment revenues was 87.4% for the three months ended March 31, 2025.
Operating Profit. Operating profit as a percentage of segment revenues was 27.7% for the three months ended March 31, 2025. Net advance losses expressed as a percentage of total cash advances originated was approximately 2.4% for the three months ended March 31, 2025.
Please refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Brigit that was completed on January 31, 2025.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2025	2024	$	%
Revenues	$18,190	$20,567	$(2,377)	(11.6)%
Gross profit	12,997	14,716	(1,719)	(11.7)%
Operating profit	1,223	1,696	(473)	(27.9)%
Change in same store revenue(1)				6.4%
Stores in same store revenue calculation				117
(1) See Key Metrics described above for additional information.
Revenues. Revenues were negatively impacted by exchange rate fluctuations of approximately $3.7 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. On a constant currency basis, revenues for the three months ended March 31, 2025 increased approximately $1.3 million, compared to the three months ended March 31, 2024.
Gross Profit. Gross profit was negatively impacted by exchange rate fluctuations of approximately $2.6 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. On a constant currency basis, gross profit for the three months ended March 31, 2025 increased by approximately $0.9 million as compared to the three months ended March 31, 2024. Gross profit as a percentage of segment revenues was 71.5% for the three months ended March 31, 2025, compared to 71.6% for the three months ended March 31, 2024.
Operating Profit. Operating profit was negatively impacted by exchange rate fluctuations of approximately $0.3 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. On a constant currency basis, operating profit for the three months ended March 31, 2025 decreased by approximately $0.2 million as compared to the three months ended March 31, 2024. Operating profit as a percentage of segment revenues decreased to 6.7% for the three months ended March 31, 2025, compared to 8.2% for the three months ended March 31, 2024, primarily due to lower LCOs.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2025, we generated $137.7 million in operating cash flow, used cash in the amount of $274.9 million for the Brigit acquisition, $237.2 million for debt repayments, $21.4 million for dividends and $10.6 million for capital expenditures, and had cash proceeds from indebtedness of $459.0 million. We ended the first quarter of 2025 with $107.3 million of cash and cash equivalents and outstanding indebtedness of $1.5 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $92.3 million to $137.7 million for the three months ended March 31, 2025, from $45.4 million for the three months ended March 31, 2024, primarily due the decrease in Rent-A-Center segment corporate-owned store count, resulting from prior year store closures and refranchising, and decreases in inventory purchases and incentive compensation payouts for the three months ended March 31, 2025.
Cash used in investing activities increased by $273.7 million to $285.4 million for the three months ended March 31, 2025, compared to $11.7 million for the three months ended March 31, 2024, primarily due to payment of cash consideration for acquisition of Brigit of $274.9 million for the three months ended March 31, 2025, partially offset by a decrease in investment in store-related assets in our Rent-A-Center segment.
Cash provided by (used in) financing activities increased by $237.0 million to $194.2 million for the three months ended March 31, 2025, compared to $(42.8) million for the three months ended March 31, 2024, primarily due to an increase in borrowings under the ABL Credit Facility of $399.0 million, used to facilitate Brigit acquisition, partially offset by an increase in debt repayments of $158.0 million for the three months ended March 31, 2025.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, which are impacted by consumer demand for our lease-to-own solutions. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We generally utilize our ABL Credit Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At April 24, 2025, we had approximately $59.3 million in cash on hand, and $134.5 million available under our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Lease charge-offs	$81,905	$81,343
Other merchandise losses(1)	5,560	7,001
Total merchandise losses	$87,465	$88,344
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $10.6 million and $11.8 million on capital expenditures during the three months ended March 31, 2025 and 2024, respectively. The decrease of $1.2 million is primarily due to lower investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. The table below summarizes the store location activity for the three-month period ended March 31, 2025 for our Rent-A-Center and Mexico operating segments.

	Rent-A-Center	Mexico	Total
Locations at beginning of period	2,176	132	2,308
Closed locations
Merged with existing locations	(3)	—	(3)
Sold or closed with no surviving location	(6)	—	(6)
Locations at end of period	2,167	132	2,299

Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on June 7, 2024, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of April 24, 2025, was 6.42%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029 (subject to certain springing maturity provisions), at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on May 28, 2024, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million (plus additional amounts subject to satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of April 24, 2025 was 7.04%.
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
At April 24, 2025, we had outstanding borrowings of $800.1 million under the Term Loan Facility and available commitments of $134.5 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2036. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of March 31, 2025, our total remaining obligation for existing store lease contracts was approximately $329.4 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of March 31, 2025, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $3.4 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2029 with rental rates adjusted periodically for inflation. As of March 31, 2025, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.1 million.
Uncertain Tax Position. As of March 31, 2025, we have recorded $0.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date for ASU No. 2024-03. The adoption of ASU 2024-03 will be required for us for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the ASU and the impact it will have on our financial statements following adoption.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of March 31, 2025, unless otherwise discussed (including with respect to ASU 2023-07), we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of March 31, 2025, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $800.1 million outstanding under the Term Loan Facility and $299.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value of the Term Loan Facility and ABL Credit Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at March 31, 2025, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $11.0 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of March 31, 2025.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures

(as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. On January 31 2025, we acquired Brigit. We are currently in the process of integrating Brigit into our assessment of our internal control over financial reporting. Management’s assessment and conclusions on the effectiveness of our disclosure controls and procedures as of March 31, 2025 excludes an assessment of the internal control over financial reporting of Brigit.
Other than as described above, for the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
Given the nature of our businesses and the heavily regulated industries in which we operate, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations. Certain legal proceedings and governmental inquiries and investigations involving us or our subsidiaries are described herein. In addition to the matters described herein, we are also party to other legal proceedings and governmental inquiries and investigations involving us or our subsidiaries that we believe, based on our current knowledge, will not have a material adverse effect on our business or our consolidated results of operations, financial condition or liquidity, including arbitrations, litigation, putative class actions and other matters alleging various types of claims, including those based on consumer regulatory, contract, labor and employment and other alleged claims. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties, fines or other relief, it is possible that the outcome of one or more legal proceedings could have a material adverse impact on our results of operations.
We regularly monitor developments related to our legal proceedings and governmental inquiries and investigations, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. As a result, we do not have reserves for all matters with respect to which we may or will have future liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of these matters involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation.
We cannot predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed herein) and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. Please see Note 12 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings and governmental inquiries.
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

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of the registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 dated as of February 20, 2025.)

4.2	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 dated as of June 7, 2023.)

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

10.2
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
Date: May 1, 2025