Form 10-Q
period 2025-06-30
UPBOUND GROUP, INC.
filed 2025-07-31
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2025:

Class	Outstanding
Common stock, $.01 par value	57,895,609

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands, except per share data)
Revenues
Rentals and fees	$904,583	$885,977	$1,803,795	$1,758,516
Merchandise sales	192,217	182,546	428,462	397,796
Subscriptions and fees	51,890	—	83,751	—
Other	8,846	7,987	17,891	16,165
Total revenues	1,157,536	1,076,510	2,333,899	2,172,477
Cost of revenues
Cost of rentals and fees	358,058	338,554	710,604	665,702
Cost of merchandise sold	221,667	205,997	491,349	445,748
Cost of subscriptions and fees	5,986	—	9,992	—
Total cost of revenues	585,711	544,551	1,211,945	1,111,450
Gross profit	571,825	531,959	1,121,954	1,061,027
Operating expenses
Operating labor	149,092	156,181	298,259	314,317
Non-labor operating expenses	230,144	203,945	449,155	417,747
General and administrative expenses	63,410	53,638	127,197	108,737
Depreciation and amortization	12,983	12,618	25,235	26,091
Other gains and charges	65,462	24,922	108,759	51,718
Total operating expenses	521,091	451,304	1,008,605	918,610
Operating profit	50,734	80,655	113,349	142,417
Debt refinancing charges	—	6,604	—	6,604
Interest expense	28,523	28,371	56,321	58,362
Interest income	(638)	(753)	(1,332)	(1,556)
Earnings before income taxes	22,849	46,433	58,360	79,007
Income tax expense	7,364	12,484	18,082	17,371
Net earnings	$15,485	$33,949	$40,278	$61,636
Basic earnings per common share	$0.27	$0.62	$0.72	$1.13
Diluted earnings per common share	$0.26	$0.61	$0.69	$1.10
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Net earnings	$15,485	$33,949	$40,278	$61,636
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $647 and $(1,020) and $627 and $(841) for the three and six months ended June 30, 2025 and 2024, respectively	2,434	(3,839)	2,357	(3,163)
Total other comprehensive income (loss)	2,434	(3,839)	2,357	(3,163)
Comprehensive income	$17,919	$30,110	$42,635	$58,473
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$106,841	$60,860
Receivables, net of allowance for doubtful accounts of $29,606 and $13,290 in 2025 and 2024, respectively	189,894	156,438
Prepaid expenses and other assets	81,917	54,205
Rental merchandise, net
On rent	1,095,616	1,134,860
Held for rent	105,641	113,922
Merchandise held for installment sale	4,599	5,522
Property assets, net of accumulated depreciation of $583,326 and $548,708 in 2025 and 2024, respectively	311,378	254,151
Operating lease right-of-use assets	275,138	265,537
Deferred tax asset	58,646	58,732
Goodwill	487,050	290,189
Other intangible assets, net	378,720	255,246
Total assets	$3,095,440	$2,649,662
LIABILITIES
Accounts payable – trade	$110,882	$115,479
Accrued liabilities	415,677	304,212
Operating lease liabilities	281,406	272,983
Deferred tax liability	35,422	18,388
Senior debt, net	1,123,641	867,726
Senior notes, net	442,864	441,890
Total liabilities	2,409,892	2,020,678
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 128,931,003 and 125,796,878 shares issued in June 30, 2025 and December 31, 2024, respectively	1,126	1,108
Additional paid-in capital	1,553,017	1,493,885
Retained earnings	1,031,226	1,036,169
Treasury stock at cost, 71,060,928 shares in June 30, 2025 and December 31, 2024	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(8,855)	(11,212)
Total stockholders’ equity	685,548	628,984
Total liabilities and stockholders’ equity	$3,095,440	$2,649,662
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
Net earnings	—	—	—	24,793	—	—	24,793
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Exercise of stock options	1	—	9	—	—	—	9
Vesting of restricted share units, net of shares withheld for employee taxes	394	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(6,230)	—	—	—	(6,230)
Stock-based compensation	—	—	13,279	—	—	—	13,279
Dividends declared(1)	—	—	—	(22,602)	—	—	(22,602)
Brigit acquisition equity consideration	2,694	13	41,044	—	—	—	41,057
Balance at March 31, 2025	128,886	$1,125	$1,541,983	$1,038,360	$(1,890,966)	$(11,289)	$679,213
Net earnings	—	—	—	15,485	—	—	15,485
Other comprehensive income	—	—	—	—	—	2,434	2,434
Exercise of stock options	38	1	152	—	—	—	153
Vesting of restricted share units, net of shares withheld for employee taxes	9	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(477)	—	—	—	(477)
Stock-based compensation	—	—	11,396	—	—	—	11,396
Dividends declared(1)	—	—	—	(22,619)	—	—	(22,619)
Brigit acquisition equity consideration	(2)	—	(37)	—	—	—	(37)
Balance at June 30, 2025	128,931	$1,126	$1,553,017	$1,031,226	$(1,890,966)	$(8,855)	$685,548
(1) Cash dividends declared for the three and six months ended June 30, 2025 was $0.39 and $0.78 per common share, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2023	125,415	$1,100	$1,459,709	$994,892	$(1,890,966)	$(4,363)	$560,372
Net earnings	—	—	—	27,687	—	—	27,687
Other comprehensive income	—	—	—	—	—	676	676
Exercise of stock options	35	—	855	—	—	—	855
Vesting of restricted share units, net of shares withheld for employee taxes	234	6	(6)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(2,978)	—	—	—	(2,978)
Stock-based compensation	—	—	11,940	—	—	—	11,940
Dividends declared(1)	—	—	—	(20,257)	—	—	(20,257)
Balance at March 31, 2024	125,684	$1,106	$1,469,520	$1,002,322	$(1,890,966)	$(3,687)	$578,295
Net earnings	—	—	—	33,949	—	—	33,949
Other comprehensive loss	—	—	—	—	—	(3,839)	(3,839)
Exercise of stock options	9	—	194	—	—	—	194
Vesting of restricted share units, net of shares withheld for employee taxes	23	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(76)	—	—	—	(76)
Stock-based compensation	—	—	8,048	—	—	—	8,048
Dividends declared(1)	—	—	—	(20,270)	—	—	(20,270)
Balance at June 30, 2024	125,716	$1,107	$1,477,685	$1,016,001	$(1,890,966)	$(7,526)	$596,301
(1) Cash dividends declared for the three and six months ended June 30, 2024 were $0.37 and $0.74 per common share, respectively
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
(in thousands)
Cash flows from operating activities
Net earnings	$40,278	$61,636
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	680,838	639,709
Bad debt expense	36,697	9,459
Stock-based compensation expense	24,675	19,988
Depreciation of property assets	36,543	39,710
Gain on sale or disposal of property assets	332	537
Amortization of intangibles	28,853	24,072
Amortization of financing fees	2,264	3,017
Write-off of debt financing fees	—	4,817
Deferred income taxes	(27,882)	(15,248)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(632,239)	(598,621)
Receivables	(25,682)	(13,605)
Prepaid expenses and other assets	(25,016)	(1,779)
Operating lease right-of-use assets and lease liabilities	(1,178)	4,761
Accounts payable – trade	(22,586)	(63,248)
Accrued liabilities	29,653	(54,744)
Net cash provided by operating activities	145,550	60,461
Cash flows from investing activities
Purchase of property assets	(28,823)	(26,244)
Proceeds from sale of assets	32	140
Acquisitions of businesses, net of cash acquired	(276,151)	—
Net cash used in investing activities	(304,942)	(26,104)
Cash flows from financing activities
Exercise of stock options	162	1,050
Shares withheld for payment of employee tax withholdings	(6,707)	(3,054)
Debt issuance costs	—	(5,186)
Proceeds from debt	549,000	165,000
Repayments of debt	(294,375)	(160,375)
Dividends paid	(43,483)	(41,750)
Net cash provided by (used in) financing activities	204,597	(44,315)
Effect of exchange rate changes on cash	776	(1,232)
Net increase (decrease) in cash and cash equivalents	45,981	(11,190)
Cash and cash equivalents at beginning of period	60,860	93,705
Cash and cash equivalents at end of period	$106,841	$82,515
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
Our Mexico segment consists of our company-owned stores in Mexico that lease durable goods to customers on a lease-to-own basis.
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
Note 2 - Acquisitions
Brigit Acquisition
On December 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortuna Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Brigit, and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of Brigit’s securityholders, pursuant to which Merger Sub merged with and into Brigit (the “Merger”), with Brigit surviving the Merger as a wholly owned subsidiary of the Company. The Merger with Brigit, a leading holistic financial health technology company, is intended to accelerate Upbound’s strategy to provide technology-driven financial solutions to customers underserved by the traditional financial system. The Merger was completed for total purchase consideration of approximately $395.4 million comprised of stock, cash and other consideration described further below.
In accordance with the Merger Agreement, we issued to the security holders of Brigit (the “Brigit Securityholders”) approximately 2.7 million shares of our common stock, par value $0.01 per share (the “Closing Stock Consideration”), with a value of $29.75 per share based on the volume-weighted average price of our common stock over the ten consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, and paid to them closing cash consideration of approximately $278.5 million (“Closing Cash Consideration”), excluding approximately $63.7 million in debt settlement payments and other transaction expenses.
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
The portion of Closing Stock Consideration issued to Brigit’s co-founders and certain of their respective affiliates (collectively, the “Co-Founders”) included approximately 1.3 million shares, valued at $39.1 million, which are subject to certain vesting

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
restrictions over a two-year period from the Closing Date and other limitations set forth in a restricted stock agreement entered into with each such Co-Founder. These shares are being recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	January 31, 2025
Aggregate cash consideration(1)	$277,668
Aggregate stock consideration(2)	41,019
Other consideration(3)	76,691
Total purchase consideration	$395,378
ASSETS ACQUIRED
Receivables, net(4)	$44,470
Prepaid expenses and other assets	2,672
Property assets	65,311
Operating lease right-of-use assets	850
Goodwill	196,866
Other intangible assets	152,300
Total assets acquired	$462,469
LIABILITIES ASSUMED
Accounts payable - trade	17,989
Accrued liabilities	3,877
Operating lease liabilities	850
Deferred income taxes	44,375
Total liabilities assumed	67,091
Net assets acquired	$395,378
(1) Aggregate cash consideration excludes $7.8 million in Replacement Awards described above and $58.6 million in cash acquired, and includes cash paid to settle Brigit's outstanding debt and loan balances and other transaction expenses of $63.7 million, and post-closing net working capital adjustments of $1.7 million.
(2) Aggregate stock consideration excludes approximately 1.3 million shares valued at approximately $39.1 million subject to certain vesting restrictions, as described further above.
(3) Includes the fair value of Deferred Consideration and earnout payments described above, which were not included in Closing Cash Consideration paid at the time of closing but will be paid out in future periods based on the terms of the Merger Agreement.
(4) Includes gross contractual receivables of $43.8 million related to customer cash advances, of which $4.5 million were estimated to be uncollectible as of the Closing Date.
The carrying values for certain assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, accounts payable and accrued liabilities were considered equivalent to and recorded as fair value, as of the date of acquisition, due to the short term nature of these balances. Operating lease right-of-use assets and liabilities were recorded as the discounted value of future obligations in accordance with ASC Topic 842, “Leases”. The fair value measurements for acquired intangible assets and developed technology were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. Certain fair values were determined based on an independent valuation of the net assets acquired, including $152.3 million of identifiable intangible assets with an estimated weighted average useful life of nine years, as follows:

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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In addition, we recorded goodwill of $196.9 million in our Brigit operating segment, which consists of the excess of the net purchase price over the fair value of the net assets acquired. Goodwill represents expected cost and revenue synergies and other benefits expected to result within our financial health business from the acquisition of Brigit.
Brigit’s results of operations are reflected in our unaudited Condensed Consolidated Statements of Operations from the Closing Date.
In the second quarter of 2025, we recorded adjustments to certain assets acquired and liabilities assumed related to post-closing updates in net working capital and adjustments to deferred income taxes resulting in an overall decrease to goodwill of approximately $1.3 million. Although we do not anticipate additional adjustments to the above values, we are still in the process of finalizing our assessments of the purchase price allocation and will record any additional necessary adjustments to acquired assets and liabilities within the allowable measurement period.
In connection with this acquisition, we have incurred approximately $9.8 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, of which $6.1 million was recognized during the six months ended June 30, 2025. These costs were included in other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Brigit had been completed on January 1, 2024. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects step-up and step-down adjustments for depreciation and amortization of $1.8 million and $12.4 million for the fair value of the assets acquired, compensation expense of $(2.2) million and $14.6 million as a result of Closing Stock Consideration and Replacement Awards subject to vesting provisions, interest expense of $1.4 million and $8.6 million due to the elimination of historical debt, accreted interest of $0.3 million and $1.9 million related to the Deferred Consideration, and adjustments to income tax expense (benefit) of $1.2 million and $(13.6) million, for the six months ended June 30, 2025 and 2024, respectively. In addition, pro forma net income for the six months ended June 30, 2025 and 2024 has been adjusted to reflect transaction expenses incurred of $22.0 million as of January 1, 2024. The unaudited pro forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Pro Forma total revenues	$1,157,536	$1,113,464	$2,349,953	$2,243,675
Pro Forma net earnings(1)	5,327	28,153	37,066	25,734
(1) Total pro forma adjustments to net earnings represented decreases of $10.1 million and $3.2 million for the three and six months ended June 30, 2025, respectively and $5.8 million and $35.9 million for the three and six months ended June 30, 2024, respectively.
The amounts of revenue and earnings of Brigit included in our Condensed Consolidated Statements of Operations from the acquisition date of January 31, 2025 are as follows:

(in thousands)	January 31, 2025 - June 30, 2025
Total revenues	$83,751
Net earnings(1)	10,780
(1)Net earnings for the period includes amortization and depreciation of intangible assets and developed technology acquired upon closing of the Brigit acquisition.
Other Acquisitions
During the six months ended June 30, 2025, we acquired one lease-to-own store location and customer accounts for an aggregate purchase price of approximately $0.2 million. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 3 - Revenues
The following tables disaggregate our revenue for the periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$486,765	$399,416	$—	$18,402	$904,583
Merchandise sales	131,632	59,653	—	932	192,217
Subscriptions and fees	—	—	51,890	—	51,890
Other	570	8,049	—	227	8,846
Total revenues	$618,967	$467,118	$51,890	$19,561	$1,157,536

	Six Months Ended June 30, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$963,813	$804,390	$—	$35,592	$1,803,795
Merchandise sales	291,584	135,171	—	1,707	428,462
Subscriptions and fees	—	—	83,751	—	83,751
Other	857	16,582	—	452	17,891
Total revenues	$1,256,254	$956,143	$83,751	$37,751	$2,333,899

	Three Months Ended June 30, 2024
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$435,804	$430,566	$—	$19,607	$885,977
Merchandise sales	116,536	65,055	—	955	182,546
Subscriptions and fees	—	—	—	—	—
Other	454	7,227	—	306	7,987
Total revenues	$552,794	$502,848	$—	$20,868	$1,076,510

	Six Months Ended June 30, 2024
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$859,411	$860,150	$—	$38,955	$1,758,516
Merchandise sales	254,090	141,852	—	1,854	$397,796
Subscriptions and fees	—	—	—	—	$—
Other	639	14,900	—	626	$16,165
Total revenues	$1,114,140	$1,016,902	$—	$41,435	$2,172,477

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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At June 30, 2025 and December 31, 2024, we had $61.0 million and $61.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise in our company-owned Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer (previously reported in installment sales revenue in prior periods). The cost of merchandise sold through installment agreements is recognized at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At June 30, 2025 and December 31, 2024, we had $0.5 million and $0.6 million, respectively, in deferred revenue included in accrued liabilities related to extended service plans.
Subscriptions and fees. Subscription payments in our Brigit segment are received on a monthly basis from customers who upgrade to a Plus or Premium subscription tier via the Brigit mobile application and/or web browser. Depending on the optional subscription tier, the customer gains access to some or all of the following services: Credit Monitoring, Credit Builder, Identity Theft Protection, and Instant Cash. This payment can range based on a variety of factors and higher cost tiers generally offer additional services. Brigit continually fulfills obligations to each customer over the subscription term. The series of distinct services represent a single performance obligation that is satisfied over time. We recognize revenue ratably as the customer receives and consumes the benefits of the platform throughout the monthly contract period. Price concessions are granted to customers who have insufficient funds and are unable to make subscription payments when they are due.
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
Other. Other revenue primarily consists of franchise royalties, including franchisee contributions to corporate advertising funds, which represent sales-based royalties calculated as a percentage of gross rental payments and sales (previously reported in royalty income and fees in prior periods). Royalty revenue is accrued and recognized as lease payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2025 and December 31, 2024, we had $2.3 million and $2.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
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
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for each of the six months ended June 30, 2025 and 2024 were $4.9 million and $5.3 million, respectively, included in our merchandise sales revenue in our Condensed Consolidated Statements of Operations.
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
Receivables consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Trade and notes receivables(1)	$103,660	$109,486
Installment sales receivables	58,384	60,242
Customer cash advances	57,456	—
Total receivables	219,500	169,728
Less allowance for doubtful accounts(2)	(29,606)	(13,290)
Total receivables, net of allowance for doubtful accounts	$189,894	$156,438
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $54.3 million and $51.1 million at June 30, 2025 and December 31, 2024, respectively, including $50.8 million and $46.6 million related to lease-to-own agreements for Acima Holdings and $3.0 million and $3.6 million related to lease-to-own agreements for Rent-A-Center at June 30, 2025 and December 31, 2024, respectively.
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
We estimate the allowance for customer cash advance losses based on a number of factors, including the length of time receivables are past due, previous loss history and current economic conditions. The allowance for credit losses is recognized upon origination of customer cash advances. Customer cash advances are deemed not collectible after 45 days beyond the due date and are charged-off as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Condensed Consolidated Statements of Operations.
The allowance for doubtful accounts related to franchising trade and notes receivables was $13.4 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively, the allowance for doubtful accounts related to installment sales receivables was $11.1 million at both June 30, 2025 and December 31, 2024, and the allowance for doubtful accounts related to Brigit customer cash advances was $5.1 million at June 30, 2025.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	June 30, 2025
Beginning allowance for doubtful accounts	$13,290
Bad debt expense(1)	36,697
Accounts written off, net of recoveries	(20,381)
Ending allowance for doubtful accounts	$29,606
(1) Uncollectible installment payments, franchisee obligations, customer cash advances and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.
Note 5 - Income Taxes
The effective tax rate was 31.0% for the six months ended June 30, 2025, compared to 22.0% for the six months ended June 30, 2024. The increase in the effective tax rate for the six months ended June 30, 2025 was primarily attributable to non-deductible expenses related to the Brigit acquisition. Additionally, in the six months ended June 30, 2024 we recorded a favorable adjustment related to foreign deferred tax assets that did not reoccur in the six months ended June 30, 2025.
On July 4, 2025 the One Big Beautiful Bill Act ("OBBB") was signed into law. The OBBB contains a broad range of tax reform provisions, including the reinstatement of 100% bonus depreciation and the immediate expensing of domestic R&D under the new § 174A of the Internal Revenue Code. We are currently evaluating the effects OBBB will have on our financial statements. There is no impact from this legislation reflected in our financial statements as of June 30, 2025.
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
As of June 30, 2025, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $7.7 million and $0.7 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had $334.0 million outstanding borrowings under our ABL Credit Facility at June 30, 2025 and borrowing capacity of $169.5 million, net of issued letters of credit of approximately $46.5 million. The amount outstanding under the Term Loan Facility was $798.0 million at June 30, 2025.
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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at June 30, 2025 was 6.39%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at June 30, 2025 was 0.250%. We paid $0.4 million of commitment fees during the second quarter of 2025.
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of June 30, 2025, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 7.03% at June 30, 2025.
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
The table below shows the scheduled maturity dates of our outstanding senior debt at June 30, 2025 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility(1)	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	797,958	797,958
2029	334,000	—	334,000
Thereafter	—	—	—
Total senior debt	$334,000	$797,958	$1,131,958
(1) Annual installment requirements were reduced by the amount of the excess cash flow payments made in 2023, in accordance with the terms of the credit agreement governing the Term Loan Facility.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of June 30, 2025, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $7.1 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2025 and December 31, 2024, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at June 30, 2025:

	June 30, 2025
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$442,260	$(7,740)

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 9 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the six months ended June 30, 2024, we recognized approximately $4.9 million in stock compensation expense, related to these restricted stock agreements. See Note 11 for additional information. These restricted stock agreements were fully vested as of March 31, 2024. Stock-based compensation expense is reported under our Corporate segment.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the six months ended June 30, 2025 and 2024, we recognized approximately $21.9 million and $23.6 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $7.9 million in incremental depreciation expense related to acquired technology assets during both the six months ended June 30, 2025 and 2024. Depreciation expense for technology assets is reported under our Corporate segment.
Brigit Acquisition. As described in Note 2, on January 31, 2025, we completed the acquisition of Brigit, a leading holistic financial health technology company. Included in the aggregate consideration issued to the former owners of Brigit were 1,313,331 shares, valued at $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term, in accordance with ASC Topic 718, “Stock-based Compensation”. During the six months ended June 30, 2025, we recognized approximately $10.5 million in stock compensation expense related to these restricted stock agreements, in addition to $6.1 million related to Brigit's Replacement Awards and other agreement compensation. Stock-based compensation expense and other compensation associated with the Brigit acquisition is reported under our Corporate segment. See Note 2 and Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $152.3 million in intangible assets and $65.1 million in developed technology. During the six months ended June 30, 2025, we recognized approximately $6.5 million in amortization expense related to acquired intangible assets. We also recognized approximately $3.9 million in incremental depreciation expense related to acquired technology assets during the six months ended June 30, 2025. Depreciation expense for technology assets is reported under our Corporate segment.
For the six months ended June 30, 2025, we recognized approximately $6.1 million in transaction costs associated with the closing of the transaction.
Legal Matters. As disclosed further in Note 12 in this Quarterly Report on Form 10-Q and as previously disclosed, we are currently party to a filed regulatory lawsuit with the New York Attorney General, as well as a multi-state regulatory investigation by attorneys’ general offices from forty states, neither of which we believe are representative of historical regulatory matters that arise in the ordinary course of our business. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We are also party to a certified class action brought on behalf of certain individuals who entered into rental purchase agreements with the Company’s former Acceptance Now business in California and who paid certain fees. During the six months ended June 30, 2025 and 2024, we recorded estimated legal accruals of $41.7 million and $0.7 million, respectively, based on the then-current status of our legal matters, including the foregoing matters, and incurred litigation and defense expenses of $1.5 million during the six months ended June 30, 2025 primarily related to the New York Attorney General and multi-state matters. Legal accruals for litigation matters and related defense expenses are reported under our Corporate segment. We will continue to evaluate and modify our estimated legal accruals as appropriate in future periods based on future developments.
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the six months ended June 30, 2025 and 2024 due to this letter agreement was approximately $1.6 million and $1.7 million, respectively. Stock-based compensation expense is reported under our Corporate segment.
Store Consolidations. During the first half of 2024, we closed 55 Rent-A-Center stores, resulting in pre-tax charges of $0.4 million in miscellaneous holding costs for the six months ended June 30, 2025 and $5.4 million in lease impairment charges, $0.6 million in disposal of fixed assets and $0.4 million in other miscellaneous shutdown and holding costs for the six months ended June 30, 2024.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. Deployment of the new system across our lease-to-own store network began in the second quarter of 2024 and was completed in the third quarter of 2024, at which time our existing point-of-sale software was retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $6.1 million for the six months ended June 30, 2024. Depreciation expense for internally developed software is reported under our Corporate segment.
Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Legal matters	$32,516	$700	$43,161	$700
Acima acquired assets depreciation and amortization	14,900	14,900	29,800	31,546
Brigit equity consideration vesting	6,405	—	10,464	—
Brigit acquired assets depreciation and amortization	6,216	—	10,360	—
Brigit replacement awards and other compensation	4,977	—	6,072	—
Asset impairments	206	5,382	206	6,028
Brigit transaction costs	(109)	—	6,109	—
Accelerated stock compensation	—	1,733	1,599	1,733
Accelerated software depreciation	—	1,534	—	6,145
Acima equity consideration vesting	—	—	—	4,893
Other(1)	351	673	988	673
Total other gains and charges	$65,462	$24,922	$108,759	$51,718
(1) Primarily represents shutdown and holding expenses related to store closures for the three and six months ended June 30, 2025 and 2024 and severance for the three and six months ended June 30, 2025.
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
Segment information as of and for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues
Acima	$618,967	$552,794	$1,256,254	$1,114,140
Rent-A-Center	467,118	502,848	956,143	1,016,902
Brigit	51,890	—	83,751	—
Mexico	19,561	20,868	37,751	41,435
Total revenues	$1,157,536	$1,076,510	$2,333,899	$2,172,477

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gross profit
Acima	$194,989	$179,611	$381,440	$348,913
Rent-A-Center	316,958	337,337	639,784	682,387
Brigit	45,904	—	73,759	—
Mexico	13,974	15,011	26,971	29,727
Total gross profit	$571,825	$531,959	$1,121,954	$1,061,027

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating labor
Acima	$24,403	$26,618	$48,393	$52,565
Rent-A-Center	119,127	124,804	239,325	252,021
Brigit	1,065	—	1,781	—
Mexico	4,497	4,759	8,760	9,731
Total operating labor	$149,092	$156,181	$298,259	$314,317

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Non-labor operating expenses
Acima(1)	$76,741	$71,279	$153,643	$149,438
Rent-A-Center(2)	119,532	126,768	241,911	256,541
Brigit(3)	28,300	—	42,747	—
Mexico	5,571	5,898	10,854	11,768
Total non-labor operating expenses	$230,144	$203,945	$449,155	$417,747
(1)    Includes Lease Charge-Offs ("LCOs") of $57.6 million and $53.2 million for the three months ended June 30, 2025 and 2024, respectively, and $114.3 million and $107.2 million for the six months ended June 30, 2025 and 2024, respectively.
(2)    Includes LCOs of $20.0 million and $19.3 million for the three months ended June 30, 2025 and 2024, respectively, and $40.4 million and $41.5 million for the six months ended June 30, 2025 and 2024, respectively.
(3)     Includes net advance losses of $10.4 million and $15.4 million for the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization
Acima(1)	$353	$382	$707	$672
Rent-A-Center	5,238	4,816	10,665	9,842
Brigit(2)	18	—	29	—
Mexico	484	388	921	734
Total operating segments	6,093	5,586	12,322	11,248
Corporate(3)	6,890	7,032	12,913	14,843
Total depreciation and amortization	$12,983	$12,618	$25,235	$26,091
(1) Excludes amortization expense of approximately $11.0 million and $21.9 million for the three and six months ended June 30, 2025, respectively, and $10.9 million and $23.6 million for the three and six months ended June 30, 2024, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Acima Holdings acquisition. See Note 9 for additional information.
(2) Excludes amortization expense of approximately $3.9 million and $6.5 million for the three and six months ended June 30, 2025, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations, related to intangible assets acquired upon closing of the Brigit acquisition. See Note 9 for additional information.
(3) Excludes depreciation expense of approximately $6.3 million and $11.8 million for the three and six months ended June 30, 2025, respectively, and $5.5 million and $14.0 million for the three and six months ended June 30, 2024, respectively, recorded to other gains and charges in the Condensed Consolidated Statements of Operations. See Note 9 for additional information.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating profit(1)
Acima(2)	$82,003	$69,991	$155,711	$121,902
Rent-A-Center(3)	63,001	71,562	129,416	149,700
Brigit(4)	10,472	—	19,301	—
Mexico(5)	1,936	1,559	3,159	3,255
Total operating segments	157,412	143,112	307,587	274,857
Corporate(6)(7)	(106,678)	(62,457)	(194,238)	(132,440)
Total operating profit	$50,734	$80,655	$113,349	$142,417
(1) The calculation of operating profit by segment includes other segment items related to general and administrative expenses and other gains and charges excluded from the above segment expense tables but documented further in the footnotes below. In addition, please reference Note 9 for additional descriptions of other gains and charges.
(2) Includes other segment items of approximately $11.5 million and $23.0 million for the three and six months ended June 30, 2025, respectively, and $11.3 million and $24.3 million for the three and six months ended June 30, 2024, respectively.
(3) Includes other segment items of approximately $10.1 million and $18.5 million for the three and six months ended June 30, 2025, respectively, and $9.4 million and $14.3 million for the three and six months ended June 30, 2024, respectively.
(4) Includes other segment items of approximately $6.0 million and $9.9 million for the three and six months ended June 30, 2025, respectively.
(5) Includes other segment items of $1.5 million and $3.3 million for the three and six months ended June 30, 2025, respectively, and $2.4 million and $4.2 million for the three and six months ended June 30, 2024, respectively.
(6) Includes other gains and charges of $50.5 million and $80.0 million for the three and six months ended June 30, 2025, respectively, and $8.2 million and $21.7 million for the three and six months ended June 30, 2024, respectively.
(7)Includes stock compensation expense of $6.4 million and $10.5 million for the three and six months ended June 30, 2025, respectively, and $4.9 million recognized for the six months ended June 30, 2024, respectively, related to common stock issued to employees under restricted stock agreements as part of acquisition consideration subject to vesting restrictions as described in Note 11.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Capital expenditures
Acima	$118	$989	$430	$1,208
Rent-A-Center	5,626	6,263	8,117	10,454
Brigit	259	—	305	—
Mexico	1,135	706	1,779	1,498
Total operating segments	7,138	7,958	10,631	13,160
Corporate	11,109	6,469	18,192	13,084
Total capital expenditures	$18,247	$14,427	$28,823	$26,244

(in thousands)	June 30, 2025	December 31, 2024
On rent rental merchandise, net
Acima	$680,847	$693,095
Rent-A-Center	390,852	420,382
Mexico	23,917	21,383
Total on rent rental merchandise, net	$1,095,616	$1,134,860

(in thousands)	June 30, 2025	December 31, 2024
Held for rent rental merchandise, net
Acima	$267	$261
Rent-A-Center	93,318	104,302
Mexico	12,056	9,359
Total held for rent rental merchandise, net	$105,641	$113,922

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	June 30, 2025	December 31, 2024
Assets by segment
Acima	$1,266,440	$1,301,657
Rent-A-Center	921,415	977,787
Brigit	434,618	—
Mexico	53,337	47,608
Total operating segments	2,675,810	2,327,052
Corporate	419,630	322,610
Total assets	$3,095,440	$2,649,662
Note 11 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the six months ended June 30, 2025 and 2024. Approximately $235.0 million remains available for repurchases under the current authorization at June 30, 2025.
Stock Based Compensation
We recognized $5.0 million and $6.4 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended June 30, 2025 and 2024, respectively, and $12.6 million and $13.4 million during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we granted 757,704 market-based performance units and 809,026 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2025 was $27.09 and $26.63, respectively.
In connection with the acquisition of Acima Holdings in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, were recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $4.9 million in stock compensation expense related to these restricted stock agreements during the six months ended June 30, 2024. These restricted stock agreements were fully vested during the three months ended March 31, 2024.
As described in Note 2, in connection with the acquisition of Brigit on January 31, 2025, we issued to the former owners of Brigit approximately 2.7 million common shares valued at $29.75 per share, as of the Closing Date. Of this total, 1,313,331 common shares, valued at approximately $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $6.4 million and $10.5 million in stock compensation expense related to these restricted stock agreements during the three and six months ended June 30, 2025, respectively, recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the six months ended June 30, 2025 and 2024 due to this letter agreement was approximately $1.6 million and $1.7 million, respectively, and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

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
At June 30, 2025 and December 31, 2024, we had estimated legal accruals of $52.4 million and $20.7 million, respectively, included in accrued liabilities in our Condensed Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. However, as of the date of this Quarterly Report on Form 10-Q, excluding the subsequent update for the McBurnie litigation provided below, we cannot predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed below) and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. In addition to our estimated legal accruals, as of June 30, 2025 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below and other pending legal matters.
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
Multi-State Attorneys’ General Investigation. In November 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multi-state investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions and attended meetings with officials at many of the applicable attorneys’ general offices, including members of the Executive Committee, which is leading the negotiations on behalf of the multistate group (the “Multistate”). Based on our engagement with the Multistate, it is our understanding that the investigation involves forty states. The District of Columbia was formerly a member of the Multistate and part of the Executive Committee, but recently withdrew from the Multistate and presented a separate settlement demand, and we are engaging in discussions with the District of Columbia Attorney General’s office in addition to the Multistate.
In April 2022, we received a request for information and documents, and we have produced various records in response to the request. In March 2024, the Multistate presented their findings and allegations from their investigation to Acima. In May 2024, Acima submitted its response to the Multistate’s presentation.
In the second quarter 2024, Acima received a settlement proposal from the Multistate. Since then, the parties have continued to engage in conversations regarding a potential resolution and Acima has responded to the Multistate’s and District of Columbia’s settlement proposals and monetary demands. As of the date of this Quarterly Report on Form 10-Q, although we would not be willing to agree to the Multistate’s or District of Columbia’s most recent monetary demands which we believe are unsupportable or agree to a number of the other terms presented, we expect to continue to discuss the potential resolution of this matter with the Multistate and the District of Columbia. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and specific business practice changes, any settlement with the Multistate, or individual

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
members of the group, or the District of Columbia, can be achieved. If we are unable to reach agreement on terms acceptable to us and to the various states involved, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
McBurnie Litigation. We are a defendant in a certified class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs allege that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs seek unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is currently pending in the United States District Court for the Northern District of California. In November 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court proceedings were stayed. In March 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. Plaintiffs have since notified the District Court that they do not intend to pursue their claims regarding the expedited payment fee. In June 2024, we filed a petition for certiorari with the U.S. Supreme Court, appealing the decision from the Court of Appeals. Our petition for certiorari was denied by the Supreme Court in October 2024. Proceedings before the District Court have resumed. In June 2025, the District Court certified a class of consumers who were charged a processing fee in California within the class period, and scheduled a trial date for January 2026. In late July 2025, the parties reached an agreement in principle to settle the class action. We disagree with the allegations in the case and we did not admit to any violations of law or any wrongdoing. However, to avoid additional expense, risk and distractions associated with further protracted litigation, we have agreed in principle to settle this case. The agreement in principle provides a cash payment by the Company of $14.0 million, which was substantially reserved for as of June 30, 2025, as an estimated loss contingency in our consolidated financial statements. The agreement in principle remains subject to the negotiation and execution of a definitive settlement agreement and approval by the District Court of the class settlement, neither of which can be assured. If the settlement is not finalized for any reason, we intend to continue to vigorously defend the litigation.
FlexShopper Litigation. On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a patent infringement lawsuit against Upbound Group, Inc, Acima Holdings, LLC and Acima Digital, LLC in the United States District Court for the Eastern District of Texas. On October 1, 2024, FlexShopper issued a press release announcing the lawsuit and a similar lawsuit it filed against another lease-to-own company, Katapult Holdings, Inc. The lawsuit filed against our company seeks damages and an injunction for alleged infringement of five patents assigned to FlexShopper. Flexshopper’s claims relate to certain technology allegedly used in connection with Acima’s e-commerce third-party retailer lease-to-own business. In February 2025, we filed a motion to

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
dismiss all of Flexshopper’s claims. In April 2025, we filed a motion to transfer venue to the United States District Court for the District of Delaware. As of the date of filing this Quarterly Report on Form 10-Q, the District Court has not yet ruled on Acima’s motion to dismiss or motion to transfer venue. We will continue to vigorously defend the lawsuit. We are currently unable to predict the eventual outcome of this litigation.
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net earnings	$15,485	$33,949	$40,278	$61,636
Denominator:
Weighted-average shares outstanding	56,531	54,650	56,238	54,597
Effect of dilutive stock awards(1)	2,133	1,192	2,273	1,231
Weighted-average dilutive shares	58,664	55,842	58,511	55,828

Basic earnings per common share	$0.27	$0.62	$0.72	$1.13
Diluted earnings per common share(1)	$0.26	$0.61	$0.69	$1.10
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	792	1	103	1
Anti-dilutive performance share units	862	488	862	488
Anti-dilutive stock options	274	57	132	57
(1) Weighted-average dilutive shares outstanding for the three and six months ended June 30, 2025 includes approximately 1.3 million common shares issued in connection with the acquisition of Brigit and subject to vesting conditions under restricted stock agreements.

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
•our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and any legislative or other regulatory enforcement efforts that seek to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our lease-to-own business or to apply credit laws to Brigit’s non-credit consumer offerings;
•our transition to more-readily scalable “cloud-based” solutions;
•our ability to develop and successfully implement digital or e-commerce capabilities, including mobile applications;
•our ability to protect our proprietary intellectual property and to defend against allegations by third parties that any of our products, services or business activities may infringe against their intellectual property rights;
•our ability or that of our host retailers or other third parties with whom we do business to protect the integrity and security of customer, employee, supplier and host retailer or other third party information, which may be adversely affected by hacking, computer viruses, cybersecurity attacks or similar disruptions;
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
•the impact of breaches in data security or other disturbances to our information technology and other networks;
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
Recent Developments
One Big Beautiful Bill Act (“OBBB”). The OBBB was signed into law on July 4, 2025 and contains a broad range of tax reform provisions, including the reinstatement of 100% bonus depreciation and the immediate expensing of domestic R&D under the new § 174A of the Internal Revenue Code. We are currently evaluating the effects OBBB will have on our financial statements.
Dividend. On June 3, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share for the second quarter of 2025. The dividend was paid on July 8, 2025 to our common stockholders of record as of the close of business on June 17, 2025.
Business and Operational Trends
Macroeconomic Conditions. In recent years, we have experienced significant change in business and operational trends driven by macroeconomic conditions, which have directly impacted our customers as well as our operations, including significant changes in the U.S. consumer price index, changes in demand for certain consumer retail categories, changes in consumer payment behaviors, a condensed labor market, which has also contributed to wage inflation, rapid increases in interest rates, changes in tariff and trade policies, and global supply chain disruptions resulting in reduced product availability and rising product costs.
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
Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the six months ended June 30, 2025 and 2024, e-commerce revenues represented approximately 27% and 26% of total lease-to-own revenues, respectively. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact to our financial statements in future periods or be ultimately favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the six months ended June 30, 2025 included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Overview
On January 31, 2025 we established a new operating segment following the acquisition of Brigit. Please reference Note 2 for additional discussion of the acquisition. In addition we combined our Franchising segment with our Rent-A-Center segment. Financial information disclosed within this report has been recast for the related prior year period to reflect this change. We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico. The following briefly summarizes certain of our financial information for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
During the first six months of 2025, consolidated revenues and gross profit increased by approximately $161.4 million and $60.9 million, respectively, primarily due to the addition of Brigit segment revenues and an increase in the Acima segment revenues, partially offset by a decrease in Rent-A-Center segment revenues described below. Operating profit decreased by approximately $29.1 million, primarily due to increases in other gains and charges, non-labor operating expenses, and general and administrative expenses of $57.1 million, $31.5 million, and $18.5 million, respectively, partially offset by the increase in gross profit noted above and a decrease in operating labor expenses of $16.0 million.
The Acima segment revenues increased approximately $142.1 million for the six months ended June 30, 2025, due to increases in rentals and fees revenues and merchandise sales of $104.4 million and $37.5 million, respectively, primarily resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, and expanded direct-to-consumer offerings. Operating profit increased approximately $33.8 million for the six months ended June 30, 2025, primarily due to an increase in gross profit of $32.5 million and decreases in operating labor costs and other gains and charges of $4.2 million and $1.7 million, respectively, partially offset by an increase in non-labor operating expenses of $4.2 million. See “Segment Performance” below for further discussion of Acima segment operating results for the six months ended June 30, 2025.
Revenues in our Rent-A-Center segment decreased approximately $60.8 million for the six months ended June 30, 2025, due to a decrease in same store sales of 3.0% driven by decreases in rentals and fees revenues and merchandise sales of $55.8 million and $6.7 million, respectively. Operating profit decreased approximately $20.3 million for the six months ended June 30, 2025, primarily due to the decrease in gross profit of approximately $42.6 million in addition to higher general and administrative expenses of approximately $10.3 million, partially offset by decreases in non-labor operating expenses, operating labor expense and other gains and charges of $14.6 million, $12.7 million and $6.1 million, respectively. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the six months ended June 30, 2025.
The Brigit segment had revenues and operating profit of $83.8 million and $19.3 million, respectively, since the Closing Date. See “Segment Performance” below for further discussion of Brigit segment operating results for the six months ended June 30, 2025.

The Mexico segment revenues, gross profit and operating profit decreased by 8.9%, 9.3%, and 2.9% for the six months ended June 30, 2025, respectively, primarily due to negative impacts of exchange rate fluctuations. See “Segment Performance” below for further discussion of Mexico segment operating results for the six months ended June 30, 2025.
Cash flow from operations was $145.6 million for the six months ended June 30, 2025. As of June 30, 2025, we held $106.8 million of cash and cash equivalents and had outstanding indebtedness of $1.6 billion.
The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues
Rentals and fees	$904,583	$885,977	$18,606	2.1%	$1,803,795	$1,758,516	$45,279	2.6%
Merchandise sales	192,217	182,546	9,671	5.3%	428,462	397,796	30,666	7.7%
Subscriptions and fees	51,890	—	51,890	nm	83,751	—	83,751	nm
Other	8,846	7,987	859	10.8%	17,891	16,165	1,726	10.7%
Total revenues	1,157,536	1,076,510	81,026	7.5%	2,333,899	2,172,477	161,422	7.4%
Cost of revenues
Cost of rentals and fees	358,058	338,554	19,504	5.8%	710,604	665,702	44,902	6.7%
Cost of merchandise sold	221,667	205,997	15,670	7.6%	491,349	445,748	45,601	10.2%
Cost of subscriptions and fees	5,986	—	5,986	nm	9,992	—	9,992	nm
Total cost of revenues	585,711	544,551	41,160	7.6%	1,211,945	1,111,450	100,495	9.0%
Gross profit	571,825	531,959	39,866	7.5%	1,121,954	1,061,027	60,927	5.7%
Operating expenses
Operating labor	149,092	156,181	(7,089)	(4.5)%	298,259	314,317	(16,058)	(5.1)%
Non-labor operating expenses	230,144	203,945	26,199	12.8%	449,155	417,747	31,408	7.5%
General and administrative expenses	63,410	53,638	9,772	18.2%	127,197	108,737	18,460	17.0%
Depreciation and amortization	12,983	12,618	365	2.9%	25,235	26,091	(856)	(3.3)%
Other gains and charges	65,462	24,922	40,540	162.7%	108,759	51,718	57,041	110.3%
Total operating expenses	521,091	451,304	69,787	15.5%	1,008,605	918,610	89,995	9.8%
Operating profit	50,734	80,655	(29,921)	(37.1)%	113,349	142,417	(29,068)	(20.4)%
Debt refinancing charges	—	6,604	(6,604)	nm	—	6,604	(6,604)	nm
Interest expense, net	27,885	27,618	267	1.0%	54,989	56,806	(1,817)	(3.2)%
Earnings before income taxes	22,849	46,433	(23,584)	(50.8)%	58,360	79,007	(20,647)	(26.1)%
Income tax expense	7,364	12,484	(5,120)	(41.0)%	18,082	17,371	711	4.1%
Net earnings	$15,485	$33,949	$(18,464)	(54.4)%	$40,278	$61,636	$(21,358)	(34.7)%
nm - percent change is not meaningful for comparison
Three Months Ended June 30, 2025, compared to Three Months Ended June 30, 2024
Revenue. Total revenues increased by $81.0 million, or 7.5%, to $1,157.5 million for the three months ended June 30, 2025, from $1,076.5 million for the three months ended June 30, 2024. This increase was primarily due to an increase of approximately $66.2 million in the Acima segment and the addition of the Brigit segment with $51.9 million in revenues, partially offset by a decrease of approximately $35.7 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2025 increased by $19.5 million, or 5.8%, to $358.1 million as compared to $338.6 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase of approximately $30.6 million in the Acima segment, driven by an increase in rentals and fees revenues, partially offset by a decrease of approximately $10.8 million in the Rent-A-Center segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increase to 39.6% for the three months ended June 30, 2025, as compared to 38.2% for the three months ended June 30, 2024, primarily due to the continued growth of the Acima segment as a percent of total rentals and fees revenue.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $15.7 million, or 7.6%, to $221.7 million for the three months ended June 30, 2025, from $206.0 million for the three months ended June 30, 2024, primarily attributable to an increase of $20.2 million in the Acima segment, driven primarily by higher merchandise sales, partially offset by a decrease of approximately $4.5 million in the Rent-A-Center segment. The gross margin percent of merchandise sales decreased to (15.3)% for the three months ended June 30, 2025, from (12.8)% for the three months ended June 30, 2024.
Gross Profit. Gross profit increased by $39.8 million, or 7.5%, to $571.8 million for the three months ended June 30, 2025, from $532.0 million for the three months ended June 30, 2024, primarily due to the addition of the Brigit segment with $45.9 million in gross profit and an increase of $15.4 million in the Acima segment, partially offset by a decrease of $20.4 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue was 49.4% for both the three months ended June 30, 2025 and 2024.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $7.1 million, or 4.5%, to $149.1 million for the three months ended June 30, 2025, as compared to $156.2 million for the three months ended June 30, 2024, primarily due to decreases of $5.7 million and $2.2 million in the Rent-A-Center and Acima segments, respectively, partially offset by the addition of the Brigit segment with $1.1 million in operating labor. Operating labor expressed as a percentage of total revenue was 12.9% for the three months ended June 30, 2025, as compared to 14.5% for the three months ended June 30, 2024.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $26.2 million, or 12.8%, to $230.1 million for the three months ended June 30, 2025, as compared to $203.9 million for the three months ended June 30, 2024, primarily due to the addition of the Brigit segment with $28.3 million in non-labor operating expenses and an increase in non-labor operating expense of approximately $5.5 million in the Acima segment, primarily related to an increase in lease charge-off expense, partially offset by a decrease in non-labor operating expenses of $7.2 million in the Rent-A-Center segment, primarily attributable to a decrease in corporate-owned store count, resulting from prior year store closures and refranchising. Non-labor operating expenses expressed as a percentage of total revenue was 19.9% for the three months ended June 30, 2025, compared to 18.9% for the three months ended June 30, 2024.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $9.8 million, or 18.2%, to $63.4 million for the three months ended June 30, 2025, as compared to $53.6 million for the three months ended June 30, 2024, primarily due to increases in the allowance for doubtful accounts related to franchising trade receivables and the addition of the Brigit segment. General and administrative expenses expressed as a percentage of total revenue was 5.5% for the three months ended June 30, 2025, compared to 5.0% for the three months ended June 30, 2024.
Other Gains and Charges. Other gains and charges increased by $40.6 million to $65.5 million for the three months ended June 30, 2025, as compared to $24.9 million for the three months ended June 30, 2024. The increase in other gains and charges was driven primarily by increases of $31.8 million in legal matters and $17.5 million related to the Brigit acquisition, including depreciation and amortization of the fair value of acquired software and intangible assets, stock compensation expense related to the vesting of a portion of the equity consideration, and other compensation and transaction costs, partially offset by decreases of $5.2 million in lease impairment charges and fixed asset disposals, $1.7 million in accelerated stock compensation expense related to our letter agreement with the Company's former Chief Executive Officer and $1.5 million in accelerated software depreciation for the three months ended June 30, 2024.
Operating Profit. Operating profit decreased by $30.0 million, or 37.1%, to $50.7 million for the three months ended June 30, 2025, as compared to $80.7 million for the three months ended June 30, 2024, primarily due to increases in other gains and charges, non-labor operating expenses and general and administrative expenses, partially offset by an increase in gross profit and a decrease in operating labor, as described above. Operating profit expressed as a percentage of total revenue was 4.4% for the three months ended June 30, 2025, compared to 7.5% for the three months ended June 30, 2024.
Income Tax Expense. Income tax expense decreased by $5.1 million, or 41.0%, to $7.4 million for the three months ended June 30, 2025, as compared to $12.5 million for the three months ended June 30, 2024, primarily due to the decrease in earnings before income taxes for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, partially offset by a higher effective tax rate for the three months ended June 30, 2025, attributable to the tax impact on non-deductible expenses related to the Brigit acquisition.
Six Months Ended June 30, 2025, compared to Six Months Ended June 30, 2024
Revenue. Total revenue increased by $161.4 million, or 7.4%, to $2,333.9 million for the six months ended June 30, 2025, from $2,172.5 million for the six months ended June 30, 2024. The increase was primarily due to an increase of approximately $142.1 million in the Acima segment and the addition of the Brigit segment with $83.8 million in revenues, partially offset by a decrease of approximately $60.8 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees for the six months ended June 30, 2025 increased by $44.9 million, or 6.7%, to $710.6 million, as compared to $665.7 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase of approximately $61.9 million in the Acima segment driven by an increase in rentals and fees revenues, partially offset by a decrease of approximately $16.2 million in the Rent-A-Center segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 39.4% for the six months ended June 30, 2025, as compared to 37.9% for the six months ended June 30, 2024, primarily due to the continued growth of the Acima segment as a percent of total rentals and fees revenue.
Cost of Merchandise Sold. Cost of merchandise sold increased by $45.6 million, or 10.2%, to $491.3 million for the six months ended June 30, 2025, from $445.7 million for the six months ended June 30, 2024, primarily attributable to an increase of $47.7 million in the Acima segment driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (14.7)% for the six months ended June 30, 2025, from (12.1)% for the six months ended June 30, 2024.
Gross Profit. Gross profit increased by $61.0 million, or 5.7%, to $1,122.0 million for the six months ended June 30, 2025, from $1,061.0 million for the six months ended June 30, 2024, primarily due to the addition of the Brigit segment with $73.8 million in gross profit and an increase of $32.5 million in the Acima segment, partially offset by a decrease of approximately $42.6 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue decreased to 48.1% for the six months ended June 30, 2025, as compared to 48.8% for the six months ended June 30, 2024.
Operating Labor. Operating labor decreased by $16.0 million, or 5.1%, to $298.3 million for the six months ended June 30, 2025, as compared to $314.3 million for the six months ended June 30, 2024, primarily due to decreases of $12.7 million and $4.2 million in the Rent-A-Center and Acima segments, respectively. The decrease in Rent-A-Center operating labor was primarily attributable to a decrease in corporate-owned store count, resulting from prior year store closures and refranchising. Operating labor expressed as a percentage of total revenue was 12.8% for the six months ended June 30, 2025, as compared to 14.5% for the six months ended June 30, 2024.
Non-Labor Operating Expenses. Non-labor operating expenses increased by $31.5 million, or 7.5%, to $449.2 million for the six months ended June 30, 2025, as compared to $417.7 million for the six months ended June 30, 2024, primarily due to the addition of the Brigit segment with $42.7 million in non-labor operating expenses and increase of approximately $4.2 million in the Acima segment, partially offset by a decrease of approximately $14.6 million in the Rent-A-Center segment. Non-labor operating expenses expressed as a percentage of total revenue was 19.2% for both the six months ended June 30, 2025 and 2024.
General and Administrative Expenses. General and administrative expenses increased by $18.5 million, or 17.0%, to $127.2 million for the six months ended June 30, 2025, as compared to $108.7 million for the six months ended June 30, 2024, primarily due to increases in the allowance for doubtful accounts related to franchising trade receivables and the addition of the Brigit segment. General and administrative expenses expressed as a percentage of total revenue were 5.4% for the six months ended June 30, 2025, compared to 5.0% for the six months ended June 30, 2024.
Other Gains and Charges. Other gains and charges increased by $57.1 million to $108.8 million for the six months ended June 30, 2025, as compared to $51.7 million for the six months ended June 30, 2024. The increase in other gains and charges was driven primarily by increases of $42.5 million in legal matters and $33.0 million related to the Brigit acquisition, including depreciation and amortization of the fair value of acquired software and intangible assets, stock compensation expense related to the vesting of a portion of the equity consideration, other compensation and transaction costs, partially offset by a decrease of $6.1 million in accelerated software depreciation, $5.8 million in lease impairment charges and fixed asset disposal, $4.9 million in stock compensation expense recognized related to restricted stock issued in connection with the Acima Holdings acquisition and $1.7 million in depreciation and amortization of acquired software and intangible assets in connection with the Acima Holdings acquisition for the six months ended June 30, 2025.

Operating Profit. Operating profit decreased by $29.1 million, or 20.4%, to $113.3 million for the six months ended June 30, 2025, as compared to $142.4 million for the six months ended June 30, 2024, primarily due to the increases in other gains and charges, non-labor operating expenses and general and administrative expenses, partially offset by an increase in gross profit and decrease in operating labor, as described above. Operating profit expressed as a percentage of total revenue was 4.9% for the six months ended June 30, 2025, compared to 6.6% for the six months ended June 30, 2024.
Income Tax Expense. Income tax expense increased by $0.7 million to $18.1 million for the six months ended June 30, 2025, as compared to $17.4 million for the six months ended June 30, 2024, primarily due to a higher effective tax rate for the six months ended June 30, 2025. Additionally, in the six months ended June 30, 2024, we recorded a favorable adjustment related to foreign deferred tax assets that did not reoccur in the six months ended June 30, 2025.
Segment Performance
Acima segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$618,967	$552,794	$66,173	12.0%	$1,256,254	$1,114,140	$142,114	12.8%
Gross profit	194,989	179,611	15,378	8.6%	381,440	348,913	32,527	9.3%
Operating profit	82,003	69,991	12,012	17.2%	155,711	121,902	33,809	27.7%
Gross merchandise volume(1)	522,092	450,108	71,984	16.0%	976,225	867,665	108,560	12.5%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to increases in rentals and fees revenues of $51.0 million and $104.4 million, respectively, and increases in merchandise sales revenue of $15.1 million and $37.5 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, in addition to expanded direct-to-consumer offerings.
Gross Profit. Gross profit increased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 31.5% and 30.4% for the three and six months ended June 30, 2025, compared to 32.5% and 31.3% for the three and six months ended June 30, 2024, primarily due to an increase in merchandise sales as a percent of total revenue.
Operating Profit. Operating profit as a percentage of segment revenues increased to 13.2% and 12.4% for the three and six months ended June 30, 2025, compared to 12.7% and 10.9% for the three and six months ended June 30, 2024. The increases in operating profit margin were primarily due to increases in gross profit as described above and decreases in operating labor of approximately $2.2 million and $4.2 million for the three and six months ended June 30, 2025, respectively. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of revenues, were approximately 9.3% and 9.1% for the three and six months ended June 30, 2025, respectively, compared to 9.6% for both the three and six months ended June 30, 2024. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were 0.4% and 0.3% for the three and six months ended June 30, 2025, respectively, and were negligible for both the three and six months ended June 30, 2024. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.

Rent-A-Center segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$467,118	$502,848	$(35,730)	(7.1)%	$956,143	$1,016,902	$(60,759)	(6.0)%
Gross profit	316,958	337,337	(20,379)	(6.0)%	639,784	682,387	(42,603)	(6.2)%
Operating profit	63,001	71,562	(8,561)	(12.0)%	129,416	149,700	(20,284)	(13.5)%
Lease portfolio value(1)					128,469	139,698	(11,229)	(8.0)%
Same store lease portfolio value(1)					116,181	122,118	(5,937)	(4.9)%
Change in same store revenue(1)				(4.0)%				(3.0)%
Stores in same store revenue calculation				1,562				1,562
(1) See Key Metrics described above for additional information.
Revenues. The decrease in revenues for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily due to decreases in same store sales of 4.0% and 3.0%, respectively, driven by decreases in rentals and fees revenues of $31.2 million and $55.8 million, respectively, and decreases in merchandise sales of $5.4 million and $6.7 million, respectively.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 67.9% and 66.9% for the three and six months ended June 30, 2025, respectively, as compared to 67.1% for both the three and six months ended June 30, 2024.
Operating Profit. Operating profit as a percentage of segment revenues was 13.5% for both the three and six months ended June 30, 2025, compared to 14.2% and 14.7% for the three and six months ended June 30, 2024, respectively. The decrease in operating profit margin for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily due to an increase in general and administrative expenses of $6.3 million and $10.3 million for the three and six months ended June 30, 2025, respectively. The increases in general and administrative expenses were primarily driven by increases in the allowance for doubtful accounts related to franchising trade receivables. Merchandise losses in our Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.7% for both the three and six months ended June 30, 2025, compared to 4.2% and 4.5% for the three and six months ended June 30, 2024, respectively. Merchandise losses in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.0% and 0.9% for the three and six months ended June 30, 2025, respectively, compared to approximately 1.6% and 1.3% for the three and six months ended June 30, 2024, respectively. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.
Brigit segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$51,890	$—	$51,890	nm	$83,751	$—	$83,751	nm
Gross profit	45,904	—	45,904	nm	73,759	—	73,759	nm
Operating profit	10,472	—	10,472	nm	19,301	—	19,301	nm
Brigit paying users(1)					1,320,272
(1) See Key Metrics described above for additional information.
nm - percent change is not meaningful for comparison
Revenues. Revenues for the three and six months ended June 30, 2025 included $36.3 million and $60.3 million in subscription revenue, $10.9 million and $16.6 million in transfer fee revenue and $4.7 million and $6.8 million in marketplace revenue, respectively.

Gross Profit. Gross profit as a percentage of segment revenues was 88.5% and 88.1% for the three and six months ended June 30, 2025, respectively.
Operating Profit. Operating profit as a percentage of segment revenues was 20.2% and 23.0% for the three and six months ended June 30, 2025. Net advance losses expressed as a percentage of total cash advances originated was approximately 2.6% for both the three and six months ended June 30, 2025.
Please refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Brigit that was completed on January 31, 2025.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$19,561	$20,868	$(1,307)	(6.3)%	$37,751	$41,435	$(3,684)	(8.9)%
Gross profit	13,974	15,011	(1,037)	(6.9)%	26,971	29,727	(2,756)	(9.3)%
Operating profit	1,936	1,559	377	24.2%	3,159	3,255	(96)	(2.9)%
Change in same store revenue(1)				5.8%				6.1%
Stores in same store revenue calculation				122				122
(1) See Key Metrics described above for additional information.
Revenues. Revenues were negatively impacted by exchange rate fluctuations of approximately $2.6 million and $6.3 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. On a constant currency basis, revenues for the three and six months ended June 30, 2025 increased approximately $1.3 million and $2.6 million, respectively, compared to the three and six months ended June 30, 2024.
Gross Profit. Gross profit was negatively impacted by exchange rate fluctuations of approximately $1.9 million and $4.5 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. On a constant currency basis, gross profit for the three and six months ended June 30, 2025 increased by approximately $0.9 million and $1.7 million, respectively, as compared to the three and six months ended June 30, 2024. Gross profit as a percentage of segment revenues was 71.4% for both the three and six months ended June 30, 2025, compared to 71.9% and 71.7% for the three and six months ended June 30, 2024, respectively.
Operating Profit. Operating profit was negatively impacted by exchange rate fluctuations of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. On a constant currency basis, operating profit for the three and six months ended June 30, 2025 increased by approximately $0.7 million and $0.4 million, respectively, as compared to the three and six months ended June 30, 2024. Operating profit as a percentage of segment revenues increased to 9.9% and 8.4% for the three and six months ended June 30, 2025, respectively, compared to 7.5% and 7.9% for the three and six months ended June 30, 2024, respectively, primarily due to lower LCOs.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2025, we generated $145.6 million in operating cash flow, used cash in the amount of $294.4 million for debt repayments, $276.2 million for acquisitions, $43.5 million for dividends and $28.8 million for capital expenditures, and had cash proceeds from indebtedness of $549.0 million. We ended the second quarter of 2025 with $106.8 million of cash and cash equivalents and outstanding indebtedness of $1.6 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $85.1 million to $145.6 million for the six months ended June 30, 2025, from $60.5 million for the six months ended June 30, 2024, primarily due to the acquisition of Brigit, timing of vendor payments in previous years, decreases in Rent-A-Center segment inventory purchases due to lower corporate-owned store count, and lower incentive compensation payouts, partially offset by higher inventory purchases at Acima driven by increased consumer demand.
Cash used in investing activities increased by $278.8 million to $304.9 million for the six months ended June 30, 2025, compared to $26.1 million for the six months ended June 30, 2024, primarily due to payment of cash consideration for the acquisition of Brigit of $275.9 million for the six months ended June 30, 2025.

Cash provided by (used in) financing activities increased by $248.9 million to $204.6 million for the six months ended June 30, 2025, compared to $(44.3) million for the six months ended June 30, 2024, primarily due to an increase in borrowings under the ABL Credit Facility of $384.0 million, used to facilitate the Brigit acquisition, partially offset by an increase in debt repayments of $134.0 million for the six months ended June 30, 2025.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, which are impacted by consumer demand for our lease-to-own solutions. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We generally utilize our ABL Credit Facility for the issuance of letters of credit, to manage normal fluctuations in operational cash flow caused by the timing of cash payments vs cash receipts, and to potentially fund strategic initiatives including acquisitions. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At July 24, 2025, we had approximately $44.3 million in cash on hand, and $159.5 million available under our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Lease charge-offs	$81,956	$77,284	$163,862	$158,627
Other merchandise losses(1)	7,007	8,302	12,566	15,303
Total merchandise losses	$88,963	$85,586	$176,428	$173,930
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $28.8 million and $26.2 million on capital expenditures during the six months ended June 30, 2025 and 2024, respectively. The increase of $2.6 million is primarily due to higher investment in store-related assets in our Rent-A-Center segment.
Acquisitions and New Location Openings. During the six months ended June 30, 2025, we acquired one lease-to-own store location and customer accounts for an aggregate purchase price of approximately $0.2 million. The store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.
The table below summarizes the store location activity for the six-month period ended June 30, 2025 for our Rent-A-Center and Mexico operating segments.

	Rent-A-Center	Mexico	Total
Locations at beginning of period	2,176	132	2,308
New location openings	1	3	4
Closed locations
Merged with existing locations	(5)	—	(5)
Sold or closed with no surviving location	(19)	—	(19)
Locations at end of period	2,153	135	2,288
Acquired locations closed and accounts merged with existing locations	1	—	1
Total approximate purchase price of acquired store (in thousands)	$177	$—	$177
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on June 7, 2024, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of July 24, 2025, was 6.40%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029 (subject to certain springing maturity provisions), at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on May 28, 2024, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $500 million (plus additional amounts subject to satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of July 24, 2025 was 7.03%.
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
At July 24, 2025, we had outstanding borrowings of $798.0 million under the Term Loan Facility and available commitments of $159.5 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2036. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of June 30, 2025, our total remaining obligation for existing store lease contracts was approximately $337.9 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of June 30, 2025, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $3.1 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2029 with rental rates adjusted periodically for inflation. As of June 30, 2025, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.3 million.
Uncertain Tax Position. As of June 30, 2025, we have recorded $0.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.

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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date for ASU No. 2024-03. The adoption of ASU 2024-03 will be required for us for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently in the preliminary stages of assessing this ASU and the impact it will have on our financial statements following adoption.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of June 30, 2025, unless otherwise discussed (including with respect to ASU 2023-07), we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of June 30, 2025, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $798.0 million outstanding under the Term Loan Facility and $334.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value of the Term Loan Facility and ABL Credit Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at June 30, 2025, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $11.3 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of June 30, 2025.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. On January 31 2025, we acquired Brigit. We are currently in the process of integrating Brigit into our assessment of our internal control over financial reporting. Management’s assessment and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2025 excludes an assessment of the internal control over financial reporting of Brigit.

For the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fahmi W. Karam
Chief Executive Officer and Chief Financial Officer
Date: July 31, 2025