Form 10-Q
period 2025-09-30
UPBOUND GROUP, INC.
filed 2025-10-31
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2025:

Class	Outstanding
Common stock, $.01 par value	57,905,731

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except per share data)
Revenues
Rentals and fees	$901,342	$877,831	$2,705,137	$2,636,347
Merchandise sales	198,095	183,363	626,557	581,159
Subscriptions and fees	57,663	—	141,414	—
Other	7,617	7,665	25,508	23,830
Total revenues	1,164,717	1,068,859	3,498,616	3,241,336
Cost of revenues
Cost of rentals and fees	364,146	342,392	1,074,750	1,008,094
Cost of merchandise sold	230,864	215,381	722,213	661,129
Cost of subscriptions and fees	6,631	—	16,623	—
Total cost of revenues	601,641	557,773	1,813,586	1,669,223
Gross profit	563,076	511,086	1,685,030	1,572,113
Operating expenses
Operating labor	151,726	152,635	449,985	466,952
Non-labor operating expenses	242,078	196,010	691,233	613,757
General and administrative expenses	50,248	51,464	177,445	160,201
Depreciation and amortization	12,900	12,770	38,135	38,861
Other gains and charges	53,371	28,148	162,130	79,866
Total operating expenses	510,323	441,027	1,518,928	1,359,637
Operating profit	52,753	70,059	166,102	212,476
Debt refinancing charges	4,894	—	4,894	6,604
Interest expense	28,662	26,801	84,983	85,163
Interest income	(673)	(897)	(2,005)	(2,453)
Earnings before income taxes	19,870	44,155	78,230	123,162
Income tax expense	6,649	13,295	24,731	30,666
Net earnings	$13,221	$30,860	$53,499	$92,496
Basic earnings per common share	$0.23	$0.56	$0.95	$1.69
Diluted earnings per common share	$0.22	$0.55	$0.91	$1.66
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Net earnings	$13,221	$30,860	$53,499	$92,496
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $175 and $(675) and 802 and (1,516) for the three and nine months ended September 30, 2025 and 2024, respectively	659	(2,540)	3,016	(5,703)
Total other comprehensive income (loss)	659	(2,540)	3,016	(5,703)
Comprehensive income	$13,880	$28,320	$56,515	$86,793
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$107,021	$60,860
Receivables, net of allowance for doubtful accounts of $30,078 and $13,290 in 2025 and 2024, respectively	203,155	156,438
Prepaid expenses and other assets	180,665	54,205
Rental merchandise, net
On rent	1,090,834	1,134,860
Held for rent	131,987	113,922
Merchandise held for installment sale	5,363	5,522
Property assets, net of accumulated depreciation of $598,022 and $548,708 in 2025 and 2024, respectively	312,578	254,151
Operating lease right-of-use assets	269,482	265,537
Deferred tax asset	58,592	58,732
Goodwill	488,160	290,189
Other intangible assets, net	363,797	255,246
Total assets	$3,211,634	$2,649,662
LIABILITIES
Accounts payable – trade	$148,953	$115,479
Accrued liabilities	411,561	304,212
Operating lease liabilities	286,683	272,983
Deferred tax liability	131,117	18,388
Senior debt, net	1,102,657	867,726
Senior notes, net	443,359	441,890
Total liabilities	2,524,330	2,020,678
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 128,966,659 and 125,796,878 shares issued in September 30, 2025 and December 31, 2024, respectively	1,126	1,108
Additional paid-in capital	1,563,707	1,493,885
Retained earnings	1,021,633	1,036,169
Treasury stock at cost, 71,060,928 shares in September 30, 2025 and December 31, 2024	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(8,196)	(11,212)
Total stockholders’ equity	687,304	628,984
Total liabilities and stockholders’ equity	$3,211,634	$2,649,662
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
Net earnings	—	—	—	24,793	—	—	24,793
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Exercise of stock options	1	—	9	—	—	—	9
Vesting of restricted share units, net of shares withheld for employee taxes	394	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(6,230)	—	—	—	(6,230)
Stock-based compensation	—	—	13,279	—	—	—	13,279
Dividends declared(1)	—	—	—	(22,602)	—	—	(22,602)
Brigit acquisition equity consideration	2,694	13	41,044	—	—	—	41,057
Balance at March 31, 2025	128,886	$1,125	$1,541,983	$1,038,360	$(1,890,966)	$(11,289)	$679,213
Net earnings	—	—	—	15,485	—	—	15,485
Other comprehensive income	—	—	—	—	—	2,434	2,434
Exercise of stock options	38	1	152	—	—	—	153
Vesting of restricted share units, net of shares withheld for employee taxes	9	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(477)	—	—	—	(477)
Stock-based compensation	—	—	11,396	—	—	—	11,396
Dividends declared(1)	—	—	—	(22,619)	—	—	(22,619)
Brigit acquisition equity consideration	(2)	—	(37)	—	—	—	(37)
Balance at June 30, 2025	128,931	$1,126	$1,553,017	$1,031,226	$(1,890,966)	$(8,855)	$685,548
Net earnings	—	—	—	13,221	—	—	13,221
Other comprehensive income	—	—	—	—	—	659	659
Exercise of stock options	16	—	292	—	—	—	292
Vesting of restricted share units, net of shares withheld for employee taxes	20	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(222)	—	—	—	(222)
Stock-based compensation	—	—	10,439	—	—	—	10,439
Dividends declared	—	—	181	(22,814)	—	—	(22,633)
Balance at September 30, 2025	128,967	$1,126	$1,563,707	$1,021,633	$(1,890,966)	$(8,196)	$687,304
(1) Cash dividends declared for the three and nine months ended September 30, 2025 was $0.39 and $1.17 per common share, respectively.

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
(1) Cash dividends declared for the three and nine months ended September 30, 2024 were $0.37 and $1.11 per common share, respectively
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Cash flows from operating activities
Net earnings	$53,499	$92,496
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	1,029,642	968,894
Bad debt expense	55,832	14,969
Stock-based compensation expense	35,114	27,563
Depreciation of property assets	55,464	56,227
Gain on sale or disposal of property assets	694	(2,289)
Amortization of intangibles	43,948	35,226
Amortization of financing fees	3,370	4,170
Write-off of debt financing fees	958	4,817
Deferred income taxes	67,692	(8,899)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise	(1,002,597)	(886,836)
Receivables	(10,530)	(24,109)
Prepaid expenses and other assets	(123,764)	(24,184)
Operating lease right-of-use assets and lease liabilities	9,756	4,279
Accounts payable – trade	15,485	(52,444)
Accrued liabilities	29,424	(43,214)
Net cash provided by operating activities	263,987	166,666
Cash flows from investing activities
Net originations and collections of customer cash advances	(47,688)	—
Purchase of property assets	(49,327)	(44,192)
Proceeds from sale of assets	52	18,357
Promissory loan issuance	—	(1,500)
Promissory loan collection	125	—
Acquisitions of businesses, net of cash acquired	(278,043)	—
Net cash used in investing activities	(374,881)	(27,335)
Cash flows from financing activities
Exercise of stock options	454	1,324
Shares withheld for payment of employee tax withholdings	(6,929)	(3,424)
Debt issuance costs	(8,531)	(5,186)
Proceeds from debt	681,042	215,000
Repayments of debt	(444,375)	(291,563)
Dividends paid	(65,692)	(62,018)
Net cash provided by (used in) financing activities	155,969	(145,867)
Effect of exchange rate changes on cash	1,086	(2,115)
Net increase (decrease) in cash and cash equivalents	46,161	(8,651)
Cash and cash equivalents at beginning of period	60,860	93,705
Cash and cash equivalents at end of period	$107,021	$85,054

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
Condensed Consolidated Statement of Cash Flows - Correction of Error
Subsequent to the issuance of our condensed consolidated financial statements reported on our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025, the Company identified a presentation error within the Condensed Consolidated Statement of Cash Flows related to net originations and collections of customer cash advances for our recently acquired subsidiary, Bridge IT, Inc., which we determined was not material to our financial statements. In accordance with ASC topic 230 the Company determined net originations and collections of customer cash advances should be presented as an investing activity and not included in Changes in Receivables within net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. As a result, cash provided by operating activities and cash used in investing activities were both understated for the three months-ended March 31, 2025, and six months-ended June 30, 2025, by $10.2 million and $28.5 million, respectively. The presentation of net originations and collections of customer advances has been corrected in the Condensed Consolidated Statement of Cash Flows for the nine months-ended September 30, 2025. Furthermore, this presentation error had no impact to our Condensed Consolidated Statements of Operations and Comprehensive Income, or our Condensed Consolidated Balance Sheet reported within our Form 10-Qs for the periods-ended March 31, 2025 and June 30, 2025.
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
Our Acima segment, which primarily operates in the United States and Puerto Rico, generally offers the lease-to-own transaction to consumers who do not qualify for traditional financing through staffed or unstaffed kiosks located within third-

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
party retailer locations or other virtual options. In virtual locations, customers, either directly or with the assistance of a representative of the third-party retailer, initiate the lease-to-own transaction online in the retailers’ locations using our virtual solutions.
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
Our Brigit segment, which operates in the United States, includes the operations of Bridge IT Inc., which was acquired on January 31, 2025 (the “Closing Date”). The Brigit segment, through mobile and web applications, offers various financial health products and tools to help users improve their financial health, such as Finance Helper, Earn and Save, Instant Cash, Credit Builder, Identity Theft Protection and more. These products and tools help customers budget better, improve financial literacy, find ways to earn and save money, access their earned wages before their regularly scheduled payday, build their credit through savings and protect themselves from identity theft.
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
Note 2 - Acquisitions and Divestitures
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
We also entered into deferred cash award agreements with certain Brigit employees to replace their unvested Brigit stock options or unvested phantom awards, as applicable (“Replacement Awards”), each entitling the holder to receive an amount in cash upon vesting equal to the excess of the merger consideration per common shares over the exercise price of the original award. The maximum amount payable pursuant to the Replacement Awards, approximately $7.8 million, included in the Closing Cash Consideration described above, was escrowed on the Closing Date and recorded to Prepaid and other assets in our Condensed Consolidated Balance Sheet. The Replacement Awards are subject to vesting conditions that are substantially

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
similar to those of the original awards. They will be amortized over the remaining award vesting periods as compensation expense and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
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
The portion of Closing Stock Consideration issued to Brigit’s co-founders and certain of their respective affiliates (collectively, the “Co-Founders”) included approximately 1.3 million shares, valued at $39.1 million, which are subject to certain vesting restrictions over a two-year period from the Closing Date and other limitations set forth in a restricted stock agreement entered into with each such Co-Founder. These shares are being recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	January 31, 2025
Aggregate cash consideration(1)	$277,668
Aggregate stock consideration(2)	41,019
Other consideration(3)	76,691
Total purchase consideration	$395,378
ASSETS ACQUIRED
Receivables, net(4)	$44,470
Prepaid expenses and other assets	2,672
Property assets	65,311
Operating lease right-of-use assets	850
Goodwill	196,866
Other intangible assets	152,300
Total assets acquired	$462,469
LIABILITIES ASSUMED
Accounts payable - trade	$17,989
Accrued liabilities	3,877
Operating lease liabilities	850
Deferred income taxes	44,375
Total liabilities assumed	67,091
Net assets acquired	$395,378
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
In connection with this acquisition, we have incurred approximately $10.3 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees, of which $6.7 million was recognized during the nine months ended September 30, 2025. These costs were included in other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Brigit had been completed on January 1, 2024. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects step-up and step-down adjustments for depreciation and amortization of $1.8 million and $18.6 million for the fair value of the assets acquired, compensation expense of $(3.6) million and $19.9 million as a result of Closing Stock Consideration and Replacement Awards subject to vesting provisions, interest expense of $1.4 million and $12.7 million due to the elimination of historical debt, accreted interest of $0.3 million and $2.8 million related to the Deferred Consideration, and adjustments to income tax expense (benefit) of $1.7 million and $(16.0) million, for the nine months ended September 30, 2025 and 2024, respectively. In addition, pro forma net income for the nine months ended September 30, 2025 and 2024 has been adjusted to reflect transaction expenses incurred of $22.0 million as of January 1, 2024. The unaudited pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Pro Forma total revenues	$1,164,717	$1,109,845	$3,514,670	$3,353,520
Pro Forma net earnings(1)	14,632	23,445	51,697	49,178
(1) Total pro forma adjustments to net earnings represented an increase of $1.4 million and a decrease of $1.8 million for the three and nine months ended September 30, 2025, respectively, and decreases of $7.4 million and $43.3 million for the three and nine months ended September 30, 2024, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The amounts of revenue and earnings of Brigit included in our Condensed Consolidated Statements of Operations from the acquisition date of January 31, 2025 are as follows:

(in thousands)	January 31, 2025 - September 30, 2025
Total revenues	$141,414
Net earnings(1)	10,854
(1)Net earnings for the period includes amortization and depreciation of intangible assets and developed technology acquired upon closing of the Brigit acquisition.
Other Acquisitions
During the nine months ended September 30, 2025, we acquired four lease-to-own store locations and customer accounts for an aggregate purchase price of approximately $2.2 million. Three store locations remained open and one store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.
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
Note 3 - Revenues
The following tables disaggregate our revenue for the periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$488,516	$393,212	$—	$19,614	$901,342
Merchandise sales	136,538	60,703	—	854	198,095
Subscriptions and fees	—	—	57,663	—	57,663
Other	218	7,175	—	224	7,617
Total revenues	$625,272	$461,090	$57,663	$20,692	$1,164,717

	Nine Months Ended September 30, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$1,452,329	$1,197,601	$—	$55,207	$2,705,137
Merchandise sales	428,122	195,874	—	2,561	626,557
Subscriptions and fees	—	—	141,414	—	141,414
Other	1,075	23,758	—	675	25,508
Total revenues	$1,881,526	$1,417,233	$141,414	$58,443	$3,498,616

	Three Months Ended September 30, 2024
	Acima	Rent-A-Center	Mexico	Consolidated
(in thousands)
Rentals and fees	$442,463	$417,327	$18,041	$877,831
Merchandise sales	123,299	59,318	746	183,363
Other	421	7,001	243	7,665
Total revenues	$566,183	$483,646	$19,030	$1,068,859

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2024
	Acima	Rent-A-Center	Mexico	Consolidated
(in thousands)
Rentals and fees	$1,301,874	$1,277,477	$56,996	$2,636,347
Merchandise sales	377,389	201,170	2,600	581,159
Other	1,060	21,901	869	23,830
Total revenues	$1,680,323	$1,500,548	$60,465	$3,241,336
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At September 30, 2025 and December 31, 2024, we had $57.5 million and $61.6 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise in our company-owned Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer (previously reported in installment sales revenue in prior periods). The cost of merchandise sold through installment agreements is recognized at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
payments previously made towards the plan. At September 30, 2025 and December 31, 2024, the amount of deferred revenue included in accrued liabilities related to extended service plans was inconsequential to our financial statements.
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
Other. Other revenue primarily consists of franchise royalties, including franchisee contributions to corporate advertising funds, which represent sales-based royalties calculated as a percentage of gross rental payments and sales (previously reported in royalty income and fees in prior periods). Royalty revenue is accrued and recognized as lease payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2025 and December 31, 2024, we had $1.6 million and $2.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
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
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for each of the nine months ended September 30, 2025 and 2024 were $7.3 million and $7.9 million, respectively, included in our merchandise sales revenue in our Condensed Consolidated Statements of Operations.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Receivables consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Trade and notes receivables(1)	$111,847	$109,486
Installment sales receivables	58,212	60,242
Customer cash advances	63,174	—
Total receivables	233,233	169,728
Less allowance for doubtful accounts(2)	(30,078)	(13,290)
Total receivables, net of allowance for doubtful accounts	$203,155	$156,438
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $58.7 million and $51.1 million at September 30, 2025 and December 31, 2024, respectively, including $55.2 million and $46.6 million related to lease-to-own agreements for Acima Holdings and $3.0 million and $3.6 million related to lease-to-own agreements for Rent-A-Center at September 30, 2025 and December 31, 2024, respectively.
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
The allowance for doubtful accounts related to franchising trade and notes receivables was $13.1 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively, the allowance for doubtful accounts related to installment sales receivables was $11.1 million at both September 30, 2025 and December 31, 2024, and the allowance for doubtful accounts related to Brigit customer cash advances was $5.9 million at September 30, 2025.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	September 30, 2025
Beginning allowance for doubtful accounts	$13,290
Bad debt expense(1)	55,832
Accounts written off, net of recoveries	(39,044)
Ending allowance for doubtful accounts	$30,078
(1) Uncollectible installment payments, franchisee obligations, customer cash advances and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.
Note 5 - Income Taxes
The effective tax rate was 31.6% for the nine months ended September 30, 2025, compared to 24.9% for the nine months ended September 30, 2024. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily attributable to non-deductible expenses related to the Brigit acquisition.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On July 4, 2025 the One Big Beautiful Bill Act ("OBBB") was signed into law. The OBBB contains a broad range of tax reform provisions, including the reinstatement of 100% bonus depreciation and the immediate expensing of domestic R&D under the new § 174A of the Internal Revenue Code. As a result of the enactment of OBBB, the acceleration of certain expenses for tax purposes resulted in an increase to the deferred tax liability with a corresponding increase to income tax receivable as of September 30, 2025. The provisions of OBBB did not have a material impact to our tax expenses for the three months ended September 30, 2025, but are expected to have a favorable impact on our cash taxes in 2025.
Note 6 - Senior Debt
On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, providing for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”), as amended on September 21, 2021, June 15, 2023, May 28, 2024 and August 19, 2025, and an Asset Based Loan Credit Facility (the “ABL Credit Facility”), as amended August 10, 2022, June 7, 2024 and August 29, 2025, providing for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million. Commitments under the ABL Credit Facility may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate.
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
On June 7, 2024, we entered into a Second Amendment to the ABL Credit Facility, effective as of June 7, 2024. The amendment, in addition to certain other changes, extended the maturity date for loans outstanding under the ABL Credit Facility to June 7, 2029 (subject to certain springing maturity provisions).
On August 19, 2025 we entered into a Fourth Amendment to the Term Loan Facility, effective as of August 19, 2025. The amendment, in addition to certain other changes, (i) extended the maturity date for the loans outstanding under the Term Loan Facility to August 19, 2032 (subject to certain springing maturity provisions) and (ii) provided approximately $77 million of incremental commitments under the Term Loan Facility, all of which were drawn on August 19, 2025, resulting in total aggregate borrowings under the Term Loan Facility on such date of $875 million. Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders.
On August 29, 2025 we entered into a Third Amendment to the ABL Credit Facility, effective as of August 29, 2025. The amendment provided for certain changes to the covenants applicable to the ABL Credit Facility.
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
In connection with the execution of the Fourth Amendment to the Term Loan Facility and Third Amendment to the ABL Credit Facility, we incurred approximately $4.2 million in debt issuance costs, including third-party arrangement and other professional fees, of which approximately $4.0 million were expensed as debt refinance charges in our Condensed Consolidated Statements of Operations, and approximately $0.2 million were capitalized and recorded as a reduction to our outstanding senior debt in our Condensed Consolidated Balance Sheets. In addition, in accordance with ASC Topic 470, “Debt”, we recorded approximately $0.9 million in write-offs of unamortized debt issuance costs and original issue discount previously capitalized upon the Third Amendment to the Term Loan Facility on May 28, 2024. The write-offs were recorded as debt refinance charges in our Condensed Consolidated Statements of Operations.
As of September 30, 2025, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $6.6 million and $4.7 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had $239.0 million outstanding borrowings under our ABL Credit Facility at September 30, 2025 and borrowing capacity of $257.0 million, net of issued letters of credit of approximately $54.0 million. The amount outstanding under the Term Loan Facility was $875.0 million at September 30, 2025.

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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at September 30, 2025 was 6.28%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at September 30, 2025 was 0.250%. We paid $0.3 million of commitment fees during the third quarter of 2025.
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of September 30, 2025, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
Term Loan Facility
The Term Loan Facility, which matures on August 19, 2032 (subject to certain springing maturity provisions), amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Subject in each case to certain restrictions and conditions, we may add up to $625 million (plus additional amounts subject to satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt.
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 6.88% at September 30, 2025.
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
The table below shows the scheduled maturity dates of our outstanding senior debt at September 30, 2025 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility(1)	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	—	—
2029	239,000	—	239,000
Thereafter	—	875,000	875,000
Total senior debt	$239,000	$875,000	$1,114,000
(1) Annual installment requirements were reduced by the amount of the excess cash flow payments made in 2023, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 7 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of September 30, 2025, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $6.6 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2025 and December 31, 2024, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at September 30, 2025:

	September 30, 2025
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$444,465	$(5,535)
Note 9 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. Included in the aggregate consideration issued to the former owners of Acima Holdings were 8,096,595 common shares, valued at $414.1 million, subject to 36-month vesting conditions under restricted stock agreements, which were recognized over the vesting term as stock compensation expense, in accordance with ASC Topic 718, “Stock-based Compensation”. During the nine months ended September 30, 2024, we recognized approximately $4.9 million in stock compensation expense, related to these restricted stock agreements. See Note 11 for additional information. These restricted stock agreements were fully vested as of March 31, 2024. Stock-based compensation expense is reported under our Corporate segment.
The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the nine months ended September 30, 2025 and 2024, we recognized approximately $32.8 million and $34.5 million in amortization expense, respectively, related to acquired intangible assets. We also recognized approximately $11.9 million in incremental depreciation expense related to acquired technology assets during both the nine months ended September 30, 2025 and 2024. Depreciation expense for technology assets is reported under our Corporate segment.
Brigit Acquisition. As described in Note 2, on January 31, 2025, we completed the acquisition of Brigit, a leading holistic financial health technology company. Included in the aggregate consideration issued to the former owners of Brigit were 1,313,331 shares, valued at $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term, in accordance with ASC Topic 718, “Stock-based Compensation”. During the nine months ended September 30, 2025, we recognized approximately $15.6 million in stock compensation expense related to these restricted stock agreements, in addition to $10.6 million related to Brigit's Replacement Awards and other agreement compensation. Stock-based and other acquisition-related compensation expense associated with the Brigit acquisition is reported under our Corporate segment. See Note 2 and Note 11 for additional information.
The fair value of assets acquired as part of the transaction included $152.3 million in intangible assets and $65.1 million in developed technology. During the nine months ended September 30, 2025, we recognized approximately $10.4 million in amortization expense related to acquired intangible assets. We also recognized approximately $6.2 million in incremental depreciation expense related to acquired technology assets during the nine months ended September 30, 2025. Depreciation expense for technology assets is reported under our Corporate segment.
For the nine months ended September 30, 2025, we recognized approximately $6.7 million in transaction costs associated with the closing of the transaction.
Legal Matters. As disclosed further in Note 12 in this Quarterly Report on Form 10-Q and as previously disclosed, we are currently party to a filed regulatory lawsuit with the New York Attorney General, as well as a multistate regulatory investigation by attorneys’ general offices from forty states, neither of which we believe are representative of historical regulatory matters that arise in the ordinary course of our business. These matters relate to lease-to-own transactions for our

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Acima subsidiary, which was acquired in 2021. We are also party to a certified class action brought on behalf of certain individuals who entered into rental purchase agreements and paid certain fees with the Company’s former Acceptance Now business in the state of California, and a patent infringement lawsuit. During the nine months ended September 30, 2025 and 2024, we recorded estimated legal accruals of $50.6 million and $8.2 million, respectively, based on the then-current status of our legal matters, including the foregoing matters, and incurred related litigation and defense expenses of $5.2 million and $3.5 million during the nine months ended September 30, 2025 and 2024, respectively. Legal accruals for litigation matters and related defense expenses are reported under our Corporate segment. We will continue to evaluate and modify our estimated legal accruals as appropriate in future periods based on future developments.
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the nine months ended September 30, 2025 and 2024 due to this letter agreement was approximately $1.6 million and $3.4 million, respectively. Stock-based compensation expense is reported under our Corporate segment.
Refranchised Store Closures. During the three months ended September 30, 2025, certain refranchised stores for which we remained liable under the existing store and vehicle lease agreements were closed resulting in pre-tax lease impairment charges to write-off the remaining right-of-use asset of $11.6 million and $1.3 million in other miscellaneous shutdown and holding costs. Impairment charges and other expenses for these refranchised store closures are reported under our Rent-A-Center segment.
Store Consolidations. During the first half of 2024, we closed 55 Rent-A-Center stores, resulting in pre-tax charges of $5.3 million in lease impairment charges, $0.6 million in disposal of fixed assets for the nine months ended September 30, 2024. Other miscellaneous shutdown and holding costs incurred were $0.5 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Internally Developed Software Depreciation. During the third quarter of 2023, we completed initial development and began pilot testing a new internally developed point-of-sale system for our Rent-A-Center lease-to-own stores. Deployment of the new system across our lease-to-own store network began in the second quarter of 2024 and was completed in the third quarter of 2024, at which time our existing point-of-sale software was retired. Therefore, in the third quarter of 2023, we accelerated the remaining useful lives of our existing point-of-sale software assets to align with the deployment timeline of our new point-of-sale system, which resulted in the recognition of additional depreciation expense of $6.1 million for the nine months ended September 30, 2024. Depreciation expense for internally developed software is reported under our Corporate segment.
Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Acima acquired assets depreciation and amortization	$14,900	$14,901	$44,700	$46,447
Legal matters	12,612	11,038	55,773	11,738
Asset impairments	11,583	(67)	11,789	5,961
Brigit acquired assets depreciation and amortization	6,216	—	16,576	—
Brigit equity consideration vesting	5,101	—	15,565	—
Brigit replacement awards and other compensation	4,495	—	10,567	—
Brigit transaction costs	551	—	6,660	—
Accelerated stock compensation	—	1,688	1,599	3,421
Accelerated software depreciation	—	—	—	6,145
Acima equity consideration vesting	—	—	—	4,893
Other(1)	(2,087)	588	(1,099)	1,261
Total other gains and charges	$53,371	$28,148	$162,130	$79,866
(1) Primarily represents interest income on tax refunds for prior years recognized during the three and nine months ended September 30, 2025. Also includes shutdown and holding costs related to store closures for three and nine months ended September 30, 2025 and 2024.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 10 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by our Chief Operating Decision Makers (“CODMs”). Our CODMs include Upbound’s Chief Executive Officer and Chief Financial Officer. Our CODMs regularly review the revenues and operating profit for each operating segment in comparison to Company projections and previously reported periods, in addition to other factors, including the Company’s strategic initiatives, as well as industry, macroeconomic, and market trends, in determining the appropriate allocation of resources to support our business operations. Our operating segments are organized based on factors including, but not limited to, type of business transaction, geographic location and store ownership. On January 31, 2025, we established a new operating segment following the acquisition of Brigit. Please reference Note 2 for additional discussion of the acquisition. In addition we combined our Franchising segment with our Rent-A-Center segment. Financial information disclosed within this report has been recast for the related prior year period to reflect this change. We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico.
Segment information is as follows:

	Three Months Ended September 30, 2025
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$625,272	$461,090	$57,663	$20,692	$1,164,717
Cost of revenues	441,995	147,065	6,631	5,950	601,641
Gross profit	183,277	314,025	51,032	14,742	563,076
Operating expenses
Operating labor	25,166	120,585	1,184	4,791	151,726
Non-labor operating expenses(1)	82,626	114,506	38,767	6,179	242,078
Depreciation and amortization	386	5,222	21	549	6,178
Other segment expenses(2)	11,412	17,292	6,491	1,909	37,104
Segment operating profit	63,687	56,420	4,569	1,314	125,990
Corporate					(73,237)
Operating profit					52,753
Debt refinancing charges					4,894
Interest expense					28,662
Interest income					(673)
Earnings before income taxes					$19,870
(1)    Includes Lease Charge-Offs of $61.0 million and $19.6 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $14.3 million in the Brigit segment for the three months ended September 30, 2025.
(2) Includes certain general and administrative expenses and other gains and charges. See Note 9 for additional information regarding other gains and charges.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$1,881,526	$1,417,233	$141,414	$58,443	$3,498,616
Cost of revenues	1,316,809	463,424	16,623	16,730	1,813,586
Gross profit	564,717	953,809	124,791	41,713	1,685,030
Operating expenses
Operating labor	73,559	359,910	2,964	13,552	449,985
Non-labor operating expenses(1)	236,269	356,418	81,513	17,033	691,233
Depreciation and amortization	1,093	15,888	49	1,470	18,500
Other segment expenses(2)	34,398	35,757	16,395	5,185	91,735
Segment operating profit	219,398	185,836	23,870	4,473	433,577
Corporate					(267,475)
Operating profit					166,102
Debt refinancing charges					4,894
Interest expense					84,983
Interest income					(2,005)
Earnings before income taxes					$78,230
(1)    Includes Lease Charge-Offs of $175.3 million and $60.0 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $29.7 million in the Brigit segment for the nine months ended September 30, 2025.
(2)     Includes certain general and administrative expenses and other gains and charges. See Note 9 for additional information regarding other gains and charges.

	Three Months Ended September 30, 2024
(in thousands)	Acima	Rent-A-Center	Mexico	Total
Revenues	$566,183	$483,646	$19,030	$1,068,859
Cost of revenues	392,214	160,243	5,316	557,773
Gross profit	173,969	323,403	13,714	511,086
Operating expenses
Operating labor	26,197	122,011	4,427	152,635
Non-labor operating expenses(1)	72,042	118,464	5,504	196,010
Depreciation and amortization	352	5,243	405	6,000
Other segment expenses(2)	11,384	4,418	2,494	18,296
Segment operating profit	63,994	73,267	884	138,145
Corporate				(68,086)
Operating profit				70,059
Interest expense				26,801
Interest income				(897)
Earnings before income taxes				$44,155
(1) Includes Lease Charge-Offs of $52.1 million and $21.8 million in the Acima and Rent-A-Center segments for the three months ended September 30, 2024.
(2) Includes certain general and administrative expenses and other gains and charges. See Note 9 for additional information regarding other gains and charges.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2024
(in thousands)	Acima	Rent-A-Center	Mexico	Total
Revenues	$1,680,323	$1,500,548	$60,465	$3,241,336
Cost of revenues	1,157,441	494,758	17,024	1,669,223
Gross profit	522,882	1,005,790	43,441	1,572,113
Operating expenses
Operating labor	78,761	374,033	14,158	466,952
Non-labor operating expenses(1)	221,479	375,006	17,272	613,757
Depreciation and amortization	1,024	15,085	1,139	17,248
Other segment expenses(2)	35,722	18,699	6,733	61,154
Segment operating profit	185,896	222,967	4,139	413,002
Corporate				(200,526)
Operating profit				212,476
Debt refinancing charges				6,604
Interest expense				85,163
Interest income				(2,453)
Earnings before income taxes				$123,162
(1)    Includes Lease Charge-Offs of $159.3 million and $63.3 million in the Acima and Rent-A-Center segment for the nine months ended September 30, 2024.
(2) Includes certain general and administrative expenses and other gains and charges. See Note 9 for additional information regarding other gains and charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Capital expenditures
Acima	$—	$246	$430	$1,454
Rent-A-Center	6,804	10,089	14,921	20,543
Brigit	36	—	341	—
Mexico	951	199	2,730	1,697
Total operating segments	7,791	10,534	18,422	23,694
Corporate	12,713	7,414	30,905	20,498
Total capital expenditures	$20,504	$17,948	$49,327	$44,192

(in thousands)	September 30, 2025	December 31, 2024
On rent rental merchandise, net
Acima	$660,590	$693,095
Rent-A-Center	405,761	420,382
Mexico	24,483	21,383
Total on rent rental merchandise, net	$1,090,834	$1,134,860

(in thousands)	September 30, 2025	December 31, 2024
Held for rent rental merchandise, net
Acima	$266	$261
Rent-A-Center	121,245	104,302
Mexico	10,476	9,359
Total held for rent rental merchandise, net	$131,987	$113,922

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	September 30, 2025	December 31, 2024
Assets by segment
Acima	$1,241,490	$1,301,657
Rent-A-Center	960,152	977,787
Brigit	431,530	—
Mexico	56,276	47,608
Total operating segments	2,689,448	2,327,052
Corporate	522,186	322,610
Total assets	$3,211,634	$2,649,662
Note 11 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the nine months ended September 30, 2025 and 2024. Approximately $235.0 million remains available for repurchases under the current authorization at September 30, 2025.
Stock Based Compensation
We recognized $5.3 million and $5.9 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended September 30, 2025 and 2024, respectively, and $17.9 million and $19.3 million during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we granted 757,704 market-based performance units and 819,580 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2025 was $27.09 and $26.61, respectively.
In connection with the acquisition of Acima Holdings in 2021, we issued to the former owners of Acima Holdings 10,779,923 of common shares valued at $51.14 per share, as of the date of closing. Of this total, 2,683,328 common shares were included in the aggregate purchase price of the transaction for financial reporting purposes, while 8,096,595 common shares, valued at $414.1 million, issued under restricted stock agreements and subject to vesting conditions, were recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation” and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations. We recognized $4.9 million in stock compensation expense related to these restricted stock agreements during the nine months ended September 30, 2024. These restricted stock agreements were fully vested during the three months ended March 31, 2024.
As described in Note 2, in connection with the acquisition of Brigit on January 31, 2025, we issued to the former owners of Brigit approximately 2.7 million common shares valued at $29.75 per share, as of the Closing Date. Of this total, 1,313,331 common shares, valued at approximately $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $5.1 million and $15.6 million in stock compensation expense related to these restricted stock agreements during the three and nine months ended September 30, 2025, respectively, recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the nine months ended September 30, 2025 and 2024 due to this letter agreement was approximately $1.6 million and $3.4 million, respectively, and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

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
At September 30, 2025 and December 31, 2024, we had estimated legal accruals of $61.3 million and $20.7 million, respectively, included in accrued liabilities in our Condensed Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. However, as of the date of this Quarterly Report on Form 10-Q, other than with respect to the pending class settlement payment amount in the McBurnie litigation described below, we cannot predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed below) and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. In addition to our estimated legal accruals, as of September 30, 2025 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below and other pending legal matters.
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
Multistate Attorneys’ General Investigation. In November 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multistate investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions and attended meetings with officials at many of the applicable attorneys’ general offices, including members of the Executive Committee, which is leading the negotiations on behalf of the multistate group (the “Multistate”). Based on our engagement with the Multistate, it is our understanding that the investigation involves forty states. The District of Columbia was formerly a member of the Multistate and part of the Executive Committee, but withdrew from the Multistate and presented a separate settlement demand, and we are engaging in discussions with the District of Columbia Attorney General’s office in addition to the Multistate.
In April 2022, we received a request for information and documents, and we have produced various records in response to the April 2022 request and other requests for information and documents by the Multistate during the multiple years of the investigation process. In March 2024, the Multistate presented their findings and allegations from their investigation to Acima. In May 2024, Acima submitted its response to the Multistate’s presentation.
In the second quarter 2024, Acima received an initial settlement proposal from the Multistate. Since then, the parties have continued to engage in conversations regarding a potential resolution and Acima has responded to the Multistate’s and District of Columbia’s settlement proposals and monetary demands. In September 2025, we reached an agreement in principle with the District of Columbia’s Attorney General’s office regarding the primary monetary and injunctive terms of a potential settlement, although any final settlement remains subject to negotiation and execution of a definitive settlement agreement, which we cannot assure will be achieved. As of the date of this Quarterly Report on Form 10-Q, although we would not be willing to

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
agree to the Multistate’s most recent monetary demands which we believe are unsupportable or agree to a number of the other terms presented, we expect to continue to discuss the potential resolution of this matter with the Multistate. We also expect to continue negotiations with the District of Columbia with the objective of finalizing a settlement agreement based on the terms agreed in principle. We are currently unable to predict whether or on what terms, including the amount of a monetary payment and specific business practice changes, any settlement with the Multistate, or individual members of the group, can be achieved. We are also unable to provide assurance that we will be able to finalize a definitive settlement agreement with the District of Columbia. If we are unable to reach agreement on terms acceptable to us and to the various states involved, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any settlement or adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
McBurnie Litigation Pending Settlement. We are a defendant in a certified class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs alleged that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. Plaintiffs sought unspecified actual damages pursuant to the Karnette Rental-Purchase Act; statutory damages pursuant to the Karnette Rental-Purchase Act; attorneys’ fees and costs; exemplary damages; and public injunctions for alleged violations of the Karnette Rental-Purchase Act, the California Consumers Legal Remedies Act, and California unfair competition laws. The action is pending in the United States District Court for the Northern District of California. In November 2022, the District Court denied our motion to compel arbitration, and in December 2022, we filed an interlocutory appeal of that denial with the United States Court of Appeals for the Ninth Circuit, pending which the District Court proceedings were stayed. In March 2024, the Court of Appeals affirmed the District Court’s denial of our motion to compel arbitration and its finding that plaintiffs’ challenge to the processing fee was not moot, while remanding the action to the District Court to consider whether plaintiffs have standing to challenge the expedited payment fee. Plaintiffs notified the District Court that they did not intend to pursue their claims regarding the expedited payment fee. In June 2024, we filed a petition for certiorari with the U.S. Supreme Court, appealing the decision from the Court of Appeals. Our petition for certiorari was denied by the Supreme Court in October 2024. In June 2025, the District Court certified a class of consumers who were charged a processing fee in California within the class period, and scheduled a trial date for January 2026. In late July 2025, the parties reached an agreement in principle to settle the class action. We denied the allegations in the case and we did not admit to any violations of law or any wrongdoing. In addition, there has not been any adjudication regarding the claims and allegations in the lawsuit. However, to avoid additional expense, risk and distractions associated with further protracted litigation, the parties agreed to settle the litigation. In August 2025, the parties executed a definitive class-wide settlement agreement, which remains subject to court approval, completion of the class notice and opt-out process and other terms and conditions as set forth in the settlement agreement. The agreement provides a cash payment by the Company of $14.0 million, which was fully reserved for as of September 30, 2025, as an estimated loss contingency in our consolidated financial statements. The agreement remains subject to approval by the District Court of the class settlement, which cannot be assured. If the settlement is not finalized for any reason, we intend to continue to vigorously defend the litigation.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
FlexShopper Litigation. On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a patent infringement lawsuit against Upbound Group, Inc, Acima Holdings, LLC and Acima Digital, LLC in the United States District Court for the Eastern District of Texas. On October 1, 2024, FlexShopper issued a press release announcing the lawsuit and a similar lawsuit it filed against another lease-to-own company, Katapult Holdings, Inc. The lawsuit filed against our Company seeks damages and an injunction for alleged infringement of five patents assigned to FlexShopper. FlexShopper’s claims relate to certain technology allegedly used in connection with Acima’s e-commerce third-party retailer lease-to-own business. In February 2025, we filed a motion to dismiss all of FlexShopper’s claims. In April 2025, we filed a motion to transfer venue to the United States District Court for the District of Delaware. In August 2025, the Court denied Acima’s motion to dismiss. As of the date of filing this Quarterly Report on Form 10-Q, the District Court has not yet ruled on Acima’s motion to transfer venue. We will continue to vigorously defend the lawsuit. We are currently unable to predict the eventual outcome of this litigation.
Note 13 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net earnings	$13,221	$30,860	$53,499	$92,496
Denominator:
Weighted-average shares outstanding	56,703	54,700	56,393	54,631
Effect of dilutive stock awards(1)	2,187	1,262	2,244	1,242
Weighted-average dilutive shares	58,890	55,962	58,637	55,873

Basic earnings per common share	$0.23	$0.56	$0.95	$1.69
Diluted earnings per common share(1)	$0.22	$0.55	$0.91	$1.66
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	102	—	102	1
Anti-dilutive performance share units	—	478	2	478
Anti-dilutive stock options	257	55	125	56
(1) Weighted-average dilutive shares outstanding for the three and nine months ended September 30, 2025 includes approximately 1.2 million and 1.3 million, respectively, common shares issued in connection with the acquisition of Brigit and subject to vesting conditions under restricted stock agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements, include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company as a whole (which includes Bridge IT, Inc. (“Brigit”) following the closing of our acquisition of Brigit (the “Merger”) on January 31, 2025) and our segments, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, the potential impact of the matters discussed in Note 12 - “Contingencies” in this Quarterly Report on Form 10-Q, and other statements that are not historical facts. Unless expressly indicated or the context requires otherwise, the terms “Upbound Group, Inc.,” “Company,” “we,” “us,” and “our” in this document refer to Upbound Group, Inc. and, where appropriate, its subsidiaries.
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
•additional risks associated with the Brigit business and its consumer products and services, including managing losses and payment defaults, regulatory, licensing and other compliance risks, risks associated with Brigit’s reliance on regulated banks and on providers of third party data, technology and other third-party service providers; and other new risks for our Company;
•litigation or administrative proceedings to which we are or may be a party to from time to time and changes in estimates relating to litigation reserves, including in each case in connection with the regulatory and litigation matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business, including in connection with the regulatory matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and any legislative or other regulatory enforcement efforts or private party litigation or arbitration that seeks to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our lease-to-own business or to apply credit laws to Brigit’s non-credit consumer offerings;
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
Recent Developments
Dividend. On September 17, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share for the fourth quarter of 2025. The dividend was paid on October 21, 2025 to our common stockholders of record as of the close of business on September 30, 2025.
Term Loan Facility Amendment. On August 19, 2025 we entered into a Fourth Amendment to the Term Loan Facility, effective as of August 19, 2025. The amendment, in addition to certain other changes, (i) extended the maturity date for the loans outstanding under the Term Loan Facility to August 19, 2032 (subject to certain springing maturity provisions) and (ii) provided approximately $77 million of incremental commitments under the Term Loan Facility, all of which were drawn at the closing of the amendment, resulting in total aggregate borrowings under the Credit Agreement on such date of $875 million.
Executive Management Changes.
•On October 30, 2025, we announced that Mr. Hal Khouri will join Upbound Group, Inc. as Executive Vice President, Chief Financial Officer effective November 10, 2025. Mr. Khouri has over 30 years of experience in consumer-based banking, financial services, leasing, retail, consulting and government service.
•Effective September 18, 2025 Rebecca Wooters joined Upbound Group, Inc. as Executive Vice President, Chief Growth Officer. Ms. Wooters brings more than 30 years of executive leadership in digital transformation, product innovation, technology, and customer engagement. Under the leadership of Ms. Wooters, we will consolidate Upbound’s marketing, data, analytics, customer experience, and product development teams into a single integrated group.
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
While our businesses have historically remained resilient through various economic cycles, the full extent to which our risk management strategy and these macroeconomic trends (including consumer spending and payment behavior) may impact the Company in future periods is uncertain. The continuation of volatile macroeconomic trends may have a material adverse impact on our financial statements, including our results of operations, operating cash flows, liquidity and capital resources.
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional discussion of impacts to our business and additional risks associated with macroeconomic conditions.
Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues have continued to increase as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the nine months ended September 30, 2025 and 2024, e-commerce revenues represented approximately 27% and 26% of total lease-to-own revenues, respectively. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased

e-commerce transactions will have a significant impact to our financial statements in future periods or be ultimately favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2025 included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Overview
On January 31, 2025 we established a new operating segment following the acquisition of Brigit. Please reference Note 2 for additional discussion of the acquisition. In addition we combined our Franchising segment with our Rent-A-Center segment. Financial information disclosed within this report has been recast for the related prior year period to reflect this change. We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico. The following briefly summarizes our financial performance for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 on a consolidated basis and for our operating segments.
During the first nine months of 2025, consolidated revenues and gross profit increased by approximately $257.3 million and $112.9 million, respectively, primarily due to the addition of Brigit segment revenues and an increase in the Acima segment revenues, partially offset by a decrease in Rent-A-Center segment revenues described below. Operating profit decreased by approximately $46.4 million, primarily due to increases in other gains and charges, non-labor operating expenses, and general and administrative expenses of $82.2 million, $77.4 million, and $17.2 million, respectively, partially offset by the increase in gross profit noted above and a decrease in operating labor expenses of $17.0 million.
The Acima segment revenues increased approximately $201.2 million for the nine months ended September 30, 2025, due to increases in rentals and fees revenues and merchandise sales of $150.5 million and $50.7 million, respectively, primarily resulting from higher GMV. Growth in GMV was primarily due to an increase in third-party retailer locations and productivity, which resulted in more leases per retailer, and expanded direct-to-consumer offerings. Operating profit increased approximately $33.5 million for the nine months ended September 30, 2025, primarily due to an increase in gross profit of $41.8 million and decreases in operating labor costs and other gains and charges of $5.2 million and $1.7 million, respectively, partially offset by an increase in non-labor operating expenses of $14.8 million. See “Segment Performance” below for further discussion of Acima segment operating results for the nine months ended September 30, 2025.
Revenues in our Rent-A-Center segment decreased approximately $83.3 million for the nine months ended September 30, 2025, due to a decreases in same store sales of 3.2% and lower corporate-owned store count as a result of prior year store closures, resulting in decreases in rentals and fees revenues and merchandise sales of $79.9 million and $5.3 million, respectively. Operating profit decreased approximately $37.1 million for the nine months ended September 30, 2025, primarily due to a decrease in gross profit of approximately $52.0 million driven by lower revenues, in addition to higher general and administrative expenses and other gains and charges of approximately $10.6 million and $6.5 million, respectively, partially offset by decreases in non-labor operating expenses and operating labor expense of $18.6 million and $14.1 million, respectively. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the nine months ended September 30, 2025.
The Brigit segment had revenues and operating profit of $141.4 million and $23.9 million, respectively, since the Closing Date. See “Segment Performance” below for further discussion of Brigit segment operating results for the nine months ended September 30, 2025.
The Mexico segment revenues and gross profit decreased by 3.3% and 4.0% for the nine months ended September 30, 2025, respectively, primarily due to negative impacts of exchange rate fluctuations. Operating profit increased 8.1%, primarily due to lower operating expenses, partially offset by negative impacts of exchange rate fluctuations. See “Segment Performance” below for further discussion of Mexico segment operating results for the nine months ended September 30, 2025.
Cash flow from operations was $264.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we held $107.0 million of cash and cash equivalents and had outstanding indebtedness of $1.6 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues
Rentals and fees	$901,342	$877,831	$23,511	2.7%	$2,705,137	$2,636,347	$68,790	2.6%
Merchandise sales	198,095	183,363	14,732	8.0%	626,557	581,159	45,398	7.8%
Subscriptions and fees	57,663	—	57,663	nm	141,414	—	141,414	nm
Other	7,617	7,665	(48)	(0.6)%	25,508	23,830	1,678	7.0%
Total revenues	1,164,717	1,068,859	95,858	9.0%	3,498,616	3,241,336	257,280	7.9%
Cost of revenues
Cost of rentals and fees	364,146	342,392	21,754	6.4%	1,074,750	1,008,094	66,656	6.6%
Cost of merchandise sold	230,864	215,381	15,483	7.2%	722,213	661,129	61,084	9.2%
Cost of subscriptions and fees	6,631	—	6,631	nm	16,623	—	16,623	nm
Total cost of revenues	601,641	557,773	43,868	7.9%	1,813,586	1,669,223	144,363	8.6%
Gross profit	563,076	511,086	51,990	10.2%	1,685,030	1,572,113	112,917	7.2%
Operating expenses
Operating labor	151,726	152,635	(909)	(0.6)%	449,985	466,952	(16,967)	(3.6)%
Non-labor operating expenses	242,078	196,010	46,068	23.5%	691,233	613,757	77,476	12.6%
General and administrative expenses	50,248	51,464	(1,216)	(2.4)%	177,445	160,201	17,244	10.8%
Depreciation and amortization	12,900	12,770	130	1.0%	38,135	38,861	(726)	(1.9)%
Other gains and charges	53,371	28,148	25,223	89.6%	162,130	79,866	82,264	103.0%
Total operating expenses	510,323	441,027	69,296	15.7%	1,518,928	1,359,637	159,291	11.7%
Operating profit	52,753	70,059	(17,306)	(24.7)%	166,102	212,476	(46,374)	(21.8)%
Debt refinancing charges	4,894	—	4,894	nm	4,894	6,604	(1,710)	(25.9)%
Interest expense, net	27,989	25,904	2,085	8.0%	82,978	82,710	268	0.3%
Earnings before income taxes	19,870	44,155	(24,285)	(55.0)%	78,230	123,162	(44,932)	(36.5)%
Income tax expense	6,649	13,295	(6,646)	(50.0)%	24,731	30,666	(5,935)	(19.4)%
Net earnings	$13,221	$30,860	$(17,639)	(57.2)%	$53,499	$92,496	$(38,997)	(42.2)%
nm - percent change is not meaningful for comparison
Three Months Ended September 30, 2025, compared to Three Months Ended September 30, 2024
Revenue. Total revenues increased by $95.8 million, or 9.0%, to $1,164.7 million for the three months ended September 30, 2025, from $1,068.9 million for the three months ended September 30, 2024. This increase was primarily due to an increase of approximately $59.1 million in the Acima segment and the addition of the Brigit segment with $57.7 million in revenues, partially offset by a decrease of approximately $22.6 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2025 increased by $21.7 million, or 6.4%, to $364.1 million as compared to $342.4 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase of approximately $31.8 million in the Acima segment, driven by an increase in rentals and fees revenues, partially offset by a decrease of approximately $10.6 million in the Rent-A-Center segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increase to 40.4% for the three months ended September 30, 2025, as compared to 39.0% for the three months ended September 30, 2024, primarily due to the continued growth of the Acima segment as a percent of total rentals and fees revenue.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $15.5 million, or 7.2%, to $230.9 million for the three months ended September 30, 2025, from $215.4 million for the three months ended September 30, 2024, primarily attributable to an increase of $18.0 million in the Acima segment, driven primarily by higher merchandise sales, partially offset by a decrease of approximately $2.6 million in the Rent-A-Center segment. The gross margin percent of merchandise sales increased to (16.5)% for the three months ended September 30, 2025, from (17.5)% for the three months ended September 30, 2024.
Gross Profit. Gross profit increased by $52.0 million, or 10.2%, to $563.1 million for the three months ended September 30, 2025, from $511.1 million for the three months ended September 30, 2024, primarily due to the addition of the Brigit segment with $51.0 million in gross profit and an increase of $9.3 million in the Acima segment, partially offset by a decrease of $9.4 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 48.3% for the three months ended September 30, 2025, from 47.8% for both the three months ended September 30, 2024.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $0.9 million, or 0.6%, to $151.7 million for the three months ended September 30, 2025, as compared to $152.6 million for the three months ended September 30, 2024, primarily due to decreases of $1.4 million and $1.0 million in the Rent-A-Center and Acima segments, respectively, partially offset by $1.2 million attributable to the addition of the Brigit segment. Operating labor expressed as a percentage of total revenue was 13.0% for the three months ended September 30, 2025, as compared to 14.3% for the three months ended September 30, 2024.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $46.1 million, or 23.5%, to $242.1 million for the three months ended September 30, 2025, as compared to $196.0 million for the three months ended September 30, 2024, primarily due to the addition of the Brigit segment with $38.8 million in non-labor operating expenses and an increase in non-labor operating expense of approximately $10.6 million in the Acima segment, driven primarily by an increase of $8.9 million in lease charge-off expense, partially offset by a decrease in non-labor operating expenses of $4.0 million in the Rent-A-Center segment, primarily attributable to a decrease of $2.2 million in lease charge-off expense. Non-labor operating expenses expressed as a percentage of total revenue was 20.8% for the three months ended September 30, 2025, compared to 18.3% for the three months ended September 30, 2024.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $1.3 million, or 2.4%, to $50.2 million for the three months ended September 30, 2025, as compared to $51.5 million for the three months ended September 30, 2024. General and administrative expenses expressed as a percentage of total revenue was 4.3% for the three months ended September 30, 2025, compared to 4.8% for the three months ended September 30, 2024.
Other Gains and Charges. Other gains and charges increased by $25.3 million to $53.4 million for the three months ended September 30, 2025, as compared to $28.1 million for the three months ended September 30, 2024. The increase in other gains and charges was driven primarily by an increase of $16.4 million related to the Brigit acquisition, including depreciation and amortization of the fair value of acquired software and intangible assets, stock compensation expense related to the vesting of a portion of the equity consideration, and other compensation and transaction costs, and an increase of $11.7 million in asset impairments related to the closure of approximately 50 franchise store locations.
Operating Profit. Operating profit decreased by $17.3 million, or 24.7%, to $52.8 million for the three months ended September 30, 2025, as compared to $70.1 million for the three months ended September 30, 2024, primarily due to increases in non-labor operating expenses and other gains and charges, partially offset by an increase in gross profit and decreases in general and administrative expenses and operating labor, as described above. Operating profit expressed as a percentage of total revenue was 4.5% for the three months ended September 30, 2025, compared to 6.6% for the three months ended September 30, 2024.
Income Tax Expense. Income tax expense decreased by $6.7 million to $6.6 million for the three months ended September 30, 2025, as compared to $13.3 million for the three months ended September 30, 2024, primarily due to the decrease in earnings before income taxes for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, partially offset by a higher effective tax rate for the three months ended September 30, 2025, attributable to the tax impact on non-deductible expenses related to the Brigit acquisition.
Nine Months Ended September 30, 2025, compared to Nine Months Ended September 30, 2024
Revenue. Total revenue increased by $257.3 million, or 7.9%, to $3,498.6 million for the nine months ended September 30, 2025, from $3,241.3 million for the nine months ended September 30, 2024, primarily due to an increase of approximately $201.2 million in the Acima segment and the addition of the Brigit segment with $141.4 million in revenue, partially offset by a decrease of approximately $83.3 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below.

Cost of Rentals and Fees. Cost of rentals and fees for the nine months ended September 30, 2025 increased by $66.7 million, or 6.6%, to $1,074.8 million, as compared to $1,008.1 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase of approximately $93.7 million in the Acima segment driven by an increase in rentals and fees revenues, partially offset by a decrease of approximately $26.8 million in the Rent-A-Center segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 39.7% for the nine months ended September 30, 2025, as compared to 38.2% for the nine months ended September 30, 2024, primarily due to the continued growth of the Acima segment as a percent of total rentals and fees revenue.
Cost of Merchandise Sold. Cost of merchandise sold increased by $61.1 million, or 9.2%, to $722.2 million for the nine months ended September 30, 2025, from $661.1 million for the nine months ended September 30, 2024, primarily attributable to an increase of $65.6 million in the Acima segment driven primarily by higher merchandise sales. The gross margin percent of merchandise sales decreased to (15.3)% for the nine months ended September 30, 2025, from (13.8)% for the nine months ended September 30, 2024.
Gross Profit. Gross profit increased by $112.9 million, or 7.2%, to $1,685.0 million for the nine months ended September 30, 2025, from $1,572.1 million for the nine months ended September 30, 2024, primarily due to the addition of the Brigit segment with $124.8 million in gross profit and an increase of $41.8 million in the Acima segment, partially offset by a decrease of approximately $52.0 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below. Gross profit as a percentage of total revenue decreased to 48.2% for the nine months ended September 30, 2025, as compared to 48.5% for the nine months ended September 30, 2024.
Operating Labor. Operating labor decreased by $17.0 million, or 3.6%, to $450.0 million for the nine months ended September 30, 2025, as compared to $467.0 million for the nine months ended September 30, 2024, primarily due to decreases of $14.1 million and $5.2 million in the Rent-A-Center and Acima segments, respectively. The decrease in Rent-A-Center operating labor was primarily attributable to a decrease in corporate-owned store count, resulting from prior year store closures and refranchising. Operating labor expressed as a percentage of total revenue was 12.9% for the nine months ended September 30, 2025, as compared to 14.4% for the nine months ended September 30, 2024.
Non-Labor Operating Expenses. Non-labor operating expenses increased by $77.4 million, or 12.6%, to $691.2 million for the nine months ended September 30, 2025, as compared to $613.8 million for the nine months ended September 30, 2024, primarily due to the addition of the Brigit segment with $81.5 million in non-labor operating expenses and increase of approximately $14.8 million in the Acima segment primarily related to an increase of $16.0 million in lease charge-off expense, partially offset by a decrease of approximately $18.6 million in the Rent-A-Center segment, primarily attributable to decreases of $9.0 million in lease-to-own store merchandise losses and $5.9 million in store occupancy and vehicle expenses driven by lower corporate-owned store count due to prior year store closures. Non-labor operating expenses expressed as a percentage of total revenue was 19.8% for the nine months ended September 30, 2025, as compared to 18.9% for the nine months ended September 30, 2024.
General and Administrative Expenses. General and administrative expenses increased by $17.2 million, or 10.8%, to $177.4 million for the nine months ended September 30, 2025, as compared to $160.2 million for the nine months ended September 30, 2024, primarily due to an increase in the allowance for doubtful accounts of $10.6 million related to franchising trade receivables and the addition of the Brigit segment with $9.5 million in general and administrative expenses. General and administrative expenses expressed as a percentage of total revenue were 5.1% for the nine months ended September 30, 2025, compared to 4.9% for the nine months ended September 30, 2024.
Other Gains and Charges. Other gains and charges increased by $82.2 million to $162.1 million for the nine months ended September 30, 2025, as compared to $79.9 million for the nine months ended September 30, 2024. The increase in other gains and charges was driven primarily by increases of $49.5 million related to the Brigit acquisition, including depreciation and amortization of the fair value of acquired software and intangible assets, stock compensation expense related to the vesting of a portion of the equity consideration, other compensation and transaction costs, $44.0 million in estimated legal accruals and related litigation and defense expenses described further in Note 9 of our Condensed Consolidated Financial Statements and $5.8 million in lease impairment charges and fixed asset disposals, partially offset by decreases of $6.1 million in accelerated software depreciation, $4.9 million in stock compensation expense related to restricted stock issued in connection with the Acima Holdings acquisition and $1.7 million in depreciation and amortization of acquired software and intangible assets in connection with the Acima Holdings acquisition for the nine months ended September 30, 2025.
Operating Profit. Operating profit decreased by $46.4 million, or 21.8%, to $166.1 million for the nine months ended September 30, 2025, as compared to $212.5 million for the nine months ended September 30, 2024, primarily due to the increases in other gains and charges, non-labor operating expenses and general and administrative expenses, partially offset by an increase in gross profit and decrease in operating labor, as described above. Operating profit expressed as a percentage of total revenue was 4.7% for the nine months ended September 30, 2025, compared to 6.6% for the nine months ended September 30, 2024.
Income Tax Expense. Income tax expense decreased by $6.0 million to $24.7 million for the nine months ended September 30, 2025, as compared to $30.7 million for the nine months ended September 30, 2024, primarily due to the decrease in earnings before income taxes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, partially offset by a higher effective tax rate for the nine months ended September 30, 2025 attributable to the tax impact on non-deductible expenses related to the Brigit acquisition.
Segment Performance
Acima segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$625,272	$566,183	$59,089	10.4%	$1,881,526	$1,680,323	$201,203	12.0%
Gross profit	183,277	173,969	9,308	5.4%	564,717	522,882	41,835	8.0%
Operating profit	63,687	63,994	(307)	(0.5)%	219,398	185,896	33,502	18.0%
Gross merchandise volume(1)	484,030	436,145	47,885	11.0%	1,460,255	1,303,810	156,445	12.0%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to increases in rentals and fees revenues of $46.1 million and $150.5 million, respectively, and increases in merchandise sales revenue of $13.2 million and $50.7 million, respectively, resulting from higher GMV. Growth in GMV was primarily due to an increase in new third-party retailer locations and productivity, which resulted in more leases per retailer, in addition to expanded direct-to-consumer offerings.
Gross Profit. Gross profit increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues decreased to 29.3% and 30.0% for the three and nine months ended September 30, 2025, compared to 30.7% and 31.1% for the three and nine months ended September 30, 2024, primarily due to the conversion of Acceptance Now locations to the Acima Holdings Lease Management platform.
Operating Profit. Operating profit as a percentage of segment revenues was 10.2% and 11.7% for the three and nine months ended September 30, 2025, compared to 11.3% and 11.1% for the three and nine months ended September 30, 2024. The decreases in operating profit margin were primarily due to decreases in gross profit as a percentage of segment revenues as described above and increases in merchandise losses. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of revenues, were approximately 9.7% and 9.3% for the three and nine months ended September 30, 2025, respectively, compared to 9.2% and 9.5% for the three and nine months ended September 30, 2024, respectively. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of revenues, were 0.4% for both the three and nine months ended September 30, 2025, and were 0.3% and 0.2% for the three and nine months ended September 30, 2024, respectively. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.

Rent-A-Center segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$461,090	$483,646	$(22,556)	(4.7)%	$1,417,233	$1,500,548	$(83,315)	(5.6)%
Gross profit	314,025	323,403	(9,378)	(2.9)%	953,809	1,005,790	(51,981)	(5.2)%
Operating profit	56,420	73,267	(16,847)	(23.0)%	185,836	222,967	(37,131)	(16.7)%
Lease portfolio value(1)					129,374	132,177	(2,803)	(2.1)%
Same store lease portfolio value(1)					117,247	119,456	(2,209)	(1.8)%
Change in same store revenue(1)				(3.6)%				(3.2)%
Stores in same store revenue calculation				1,570				1,570
(1) See Key Metrics described above for additional information.
Revenues. The decrease in revenues for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily due to decreases in same store sales of 3.6% and 3.2%, respectively, resulting from certain underwriting adjustments implemented in prior periods. In addition, the decrease in revenue for the nine months ended September 30, 2025 was also driven by lower corporate-owned store count due to prior year store closures.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 68.1% and 67.3% for the three and nine months ended September 30, 2025, respectively, as compared to 66.9% and 67.0% for the three and nine months ended September 30, 2024, respectively. Higher gross profit as a percentage of revenues for the three months ended September 30, 2025 was primarily due to mix-shift changes between lease merchandise product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 12.2% and 13.1% for the three and nine months ended September 30, 2025, respectively, compared to 15.1% and 14.9% for the three and nine months ended September 30, 2024, respectively. The decrease in operating profit margin for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily due to an increase in other gains and charges of $12.5 million and $6.5 million for the three and nine months ended September 30, 2025, respectively, primarily due to impairment charges and shutdown costs related to closure of refranchised locations. The decrease in operating profit margin for the nine months ended September 30, 2025 was also attributable to an increase in general and administrative expenses of $10.6 million, primarily driven by increases in the allowance for doubtful accounts related to franchising trade receivables. Merchandise losses in our Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.7% for both the three and nine months ended September 30, 2025, compared to 4.9% and 4.6% for the three and nine months ended September 30, 2024, respectively. Merchandise losses in our Rent-A-Center lease-to-own stores due to other merchandise losses, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.0% and 0.9% for the three and nine months ended September 30, 2025, respectively, compared to approximately 1.3% for both the three and nine months ended September 30, 2024. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.
Brigit segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$57,663	$—	$57,663	nm	$141,414	$—	$141,414	nm
Gross profit	51,032	—	51,032	nm	124,791	—	124,791	nm
Operating profit	4,569	—	4,569	nm	23,870	—	23,870	nm
Brigit paying users(1)					1,443,832
(1) See Key Metrics described above for additional information.
nm - percent change is not meaningful for comparison

Revenues. Revenues for the three and nine months ended September 30, 2025 included $39.2 million and $99.5 million in subscription revenue, $12.4 million and $29.0 million in transfer fee revenue and $6.1 million and $12.9 million in marketplace revenue, respectively.
Gross Profit. Gross profit as a percentage of segment revenues was 88.5% and 88.2% for the three and nine months ended September 30, 2025, respectively.
Operating Profit. Operating profit as a percentage of segment revenues was 7.9% and 16.9% for the three and nine months ended September 30, 2025. The decrease in operating profit as a percentage of segment revenues for the three months ended September 30, 2025 compared to the nine months ended September 30, 2025 was primarily due to higher marketing and customer acquisition expenses during the three months ended September 30, 2025. Net advance losses expressed as a percentage of total cash advances originated was approximately 3.3% and 2.8% for the three and nine months ended September 30, 2025, respectively.
Please refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Brigit that was completed on January 31, 2025.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$20,692	$19,030	$1,662	8.7%	$58,443	$60,465	$(2,022)	(3.3)%
Gross profit	14,742	13,714	1,028	7.5%	41,713	43,441	(1,728)	(4.0)%
Operating profit	1,314	884	430	48.6%	4,473	4,139	334	8.1%
Change in same store revenue(1)				5.9%				6.1%
Stores in same store revenue calculation				125				125
(1) See Key Metrics described above for additional information.
Revenues. Exchange rate fluctuations positively impacted revenues by approximately $0.3 million for the three months ended September 30, 2025 and negatively impacted revenues by approximately $6.1 million for the nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. On a constant currency basis, revenues for the three and nine months ended September 30, 2025 increased approximately $1.4 million and $4.1 million, respectively, compared to the three and nine months ended September 30, 2024.
Gross Profit. Exchange rate fluctuations positively impacted gross profit by approximately $0.1 million for the three months ended September 30, 2025 and negatively impacted gross profit by approximately $4.4 million for the nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. On a constant currency basis, gross profit for the three and nine months ended September 30, 2025 increased by approximately $0.9 million and $2.7 million, respectively, as compared to the three and nine months ended September 30, 2024. Gross profit as a percentage of segment revenues was 71.2% and 71.4% for the three and nine months ended September 30, 2025, respectively, compared to 72.1% and 71.8% for the three and nine months ended September 30, 2024, respectively.
Operating Profit. Exchange rate fluctuations minimally impacted operating profit for the three months ended September 30, 2025 and negatively impacted operating profit by approximately $0.5 million for the nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. On a constant currency basis, operating profit for the three and nine months ended September 30, 2025 increased by approximately $0.4 million and $0.8 million, respectively, as compared to the three and nine months ended September 30, 2024. Operating profit as a percentage of segment revenues increased to 6.4% and 7.7% for the three and nine months ended September 30, 2025, respectively, compared to 4.6% and 6.8% for the three and nine months ended September 30, 2024, respectively.

Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2025, we generated $264.0 million in operating cash flow, used cash in the amount of $444.4 million for debt repayments, $278.0 million for acquisitions, $65.7 million for dividends, $49.3 million for capital expenditures, and $47.7 million for customer cash advance originations net of collections, and had cash proceeds from indebtedness of $681.0 million. We ended the third quarter of 2025 with $107.0 million of cash and cash equivalents and outstanding indebtedness of $1.6 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $97.3 million to $264.0 million for the nine months ended September 30, 2025, from $166.7 million for the nine months ended September 30, 2024, primarily due to an increase of approximately $153.0 million in cash provided by net earnings (net earnings less adjustments to reconcile net earnings to net cash provided by operating activities), which was benefited by $23.9 million in operating income generated by the Brigit operating segment following the acquisition; a year-over-year decrease of approximately $67.9 million in payments of outstanding inventory and trade payables primarily due to higher payments of outstanding inventory payables made in early 2024; and a decrease in legal settlement payments due to the 2024 settlement payment of approximately $8.8 million related to the Massachusetts Attorney General matter. These impacts were partially offset by higher inventory purchases of approximately $186.0 million, net of approximately $70.9 million of customer lease buyouts through early purchase options, lease charge-offs, and other merchandise losses, driven by increased consumer demand.
Cash used in investing activities increased by $347.6 million to $374.9 million for the nine months ended September 30, 2025, compared to $27.3 million for the nine months ended September 30, 2024, primarily due to payment of cash consideration for the acquisition of Brigit of $275.9 million and $47.7 million for customer cash advance originations net of collections, in addition to higher proceeds from sale of property assets of $18.3 million for the nine months ended September 30, 2024 resulting from the sale of 55 Rent-A-Center stores in the states of New York and New Jersey to a franchisee.
Cash provided by (used in) financing activities increased by $301.9 million to $156.0 million for the nine months ended September 30, 2025, compared to $(145.9) million for the nine months ended September 30, 2024, primarily due to an increase in borrowings under the ABL Credit Facility of $466.0 million, used to facilitate the Brigit acquisition, partially offset by an increase in debt repayments of $152.8 million for the nine months ended September 30, 2025.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases in our Rent-A-Center and Acima segments, which are impacted by consumer demand for our lease-to-own solutions, and customer advances in our Brigit segment. Other capital requirements include expenditures for technology and property assets, and debt service. Our primary source of liquidity has been cash provided by operations.
We generally utilize our ABL Credit Facility for the issuance of letters of credit, to manage normal fluctuations in operational cash flow caused by the timing of cash payments vs cash receipts, and to potentially fund strategic initiatives including acquisitions. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At October 23, 2025, we had approximately $76.0 million in cash on hand, and $222.0 million available under our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Lease charge-offs	$85,307	$78,966	$249,169	$237,593
Other merchandise losses(1)	7,260	7,407	19,826	22,710
Total merchandise losses	$92,567	$86,373	$268,995	$260,303
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $49.3 million and $44.2 million on capital expenditures during the nine months ended September 30, 2025 and 2024, respectively. The increase of $5.1 million is primarily due to higher investment in software development.
Acquisitions and New Location Openings. During the nine months ended September 30, 2025, we acquired four lease-to-own store locations and customer accounts for an aggregate purchase price of approximately $2.2 million. One store location was closed upon acquisition and consolidated into existing store operations in our Rent-A-Center segment.

The table below summarizes the store location activity for the nine-month period ended September 30, 2025 for our Rent-A-Center and Mexico operating segments.

	Rent-A-Center	Mexico	Total
Locations at beginning of period	2,176	132	2,308
New location openings	1	3	4
Acquired locations remaining open	3	—	3
Closed locations
Merged with existing locations	(7)	—	(7)
Sold or closed with no surviving location(1)	(81)	—	(81)
Locations at end of period	2,092	135	2,227
Acquired locations closed and accounts merged with existing locations	1	—	1
Total approximate purchase price of acquired stores (in thousands)	$2,220	$—	$2,220
(1)Represents closure of Rent-A-Center franchisee store locations.
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as amended on August 29, 2025, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of October 23, 2025, was 6.23%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029 (subject to certain springing maturity provisions), at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as amended on August 19, 2025, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $625 million (plus additional amounts subject to satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of October 23, 2025 was 6.88%.
Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity on August 19, 2032. The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of us and our subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly-owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
At October 23, 2025, we had outstanding borrowings of $875.0 million under the Term Loan Facility and available commitments of $222.0 million under our ABL Credit Facility, net of letters of credit.

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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2036. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of September 30, 2025, our total remaining obligation for existing store lease contracts was approximately $338.0 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of September 30, 2025, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $3.5 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2029 with rental rates adjusted periodically for inflation. As of September 30, 2025, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.4 million.
Uncertain Tax Position. As of September 30, 2025, we have recorded $0.4 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date for ASU No. 2024-03. The adoption of ASU 2024-03 will be required for us for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently in the preliminary stages of assessing this ASU and the impact it will have on our financial statements following adoption.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), which amends the existing standard that refers to estimating expected credit losses on current accounts receivables and current contract assets arising from transactions under Topic 606. Under the new standard, public business entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. The adoption of ASU 2025-05 will be required for us for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. We are currently in the preliminary stages of assessing this ASU and the impact it will have on our financial statements following adoption.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which amends the existing standard that refers to various stages of a software development. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The adoption of ASU 2025-06 will be required for us for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. We are currently in the preliminary stages of assessing this ASU and the impact it will have on our financial statements following adoption.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of September 30, 2025, unless otherwise discussed (including with respect to ASU 2023-07), we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of September 30, 2025, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $875.0 million outstanding under the Term Loan Facility and $239.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value of the Term Loan Facility and ABL Credit Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at September 30, 2025, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $11.1 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of September 30, 2025.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. On January 31 2025, we acquired Brigit. We are currently in the process of integrating Brigit into our assessment of our internal control over financial reporting. Management’s assessment and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2025 excludes an assessment of the internal control over financial reporting of Brigit.
For the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We cannot predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed herein) and, therefore, other than with respect to the pending class settlement payment amount for the McBurnie litigation described herein, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. Please see Note 12 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings and governmental inquiries.
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

Material Contracts

10.1
Fourth Amendment to Term Loan Credit Agreement, dated as of August 19, 2025, by and among Upbound Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 19, 2025.)

10.2*
Third Amendment to ABL Credit Agreement, dated as of August 29, 2025, by and among Upbound Group, Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto

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
Date: October 30, 2025