Form 10-Q
period 2026-03-31
UPBOUND GROUP, INC.
filed 2026-05-01
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	UPBD	The Nasdaq Stock Market LLC

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2026:

Class	Outstanding
Common stock, $.01 par value	58,293,726

i

Item 1. Condensed Consolidated Financial Statements.
UPBOUND GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(in thousands, except per share data)
Revenues
Rentals and fees	$916,425	$899,212
Merchandise sales	230,206	236,245
Subscriptions and fees	67,670	31,861
Other	5,428	9,045
Total revenues	1,219,729	1,176,363
Cost of revenues
Cost of rentals and fees	357,627	352,546
Cost of merchandise sold	267,892	269,682
Cost of subscriptions and fees	7,748	4,006
Total cost of revenues	633,267	626,234
Gross profit	586,462	550,129
Operating expenses
Operating labor	149,110	149,167
Non-labor operating expenses	250,262	219,011
General and administrative expenses	57,090	63,787
Depreciation and amortization	14,139	12,252
Other gains and charges	38,423	43,297
Total operating expenses	509,024	487,514
Operating profit	77,438	62,615
Interest expense	26,881	27,798
Interest income	(714)	(694)
Earnings before income taxes	51,271	35,511
Income tax expense	15,482	10,718
Net earnings	$35,789	$24,793
Basic earnings per common share	$0.62	$0.44
Diluted earnings per common share	$0.61	$0.42
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net earnings	$35,789	$24,793
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $(66) and $(20) for the three months ended March 31, 2026 and 2025, respectively	(249)	(77)
Total other comprehensive loss	(249)	(77)
Comprehensive income	$35,540	$24,716
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$98,412	$120,528
Receivables, net of allowance for doubtful accounts of $30,107 and $29,661 in 2026 and 2025, respectively	195,379	203,194
Prepaid expenses and other assets	143,129	153,010
Rental merchandise, net
On rent	1,099,059	1,202,282
Held for rent	127,657	114,525
Merchandise held for installment sale	5,051	5,205
Property assets, net of accumulated depreciation of $572,881 and $556,812 in 2026 and 2025, respectively	304,388	310,126
Operating lease right-of-use assets	275,730	272,692
Deferred tax asset	56,707	56,767
Goodwill	488,158	488,158
Other intangible assets, net	334,447	349,594
Total assets	$3,128,117	$3,276,081
LIABILITIES
Accounts payable – trade	$111,430	$154,042
Accrued liabilities	451,376	461,026
Operating lease liabilities	288,513	286,798
Deferred tax liability	121,478	108,591
Senior debt, net	995,249	1,126,030
Senior notes, net	444,339	443,854
Total liabilities	2,412,385	2,580,341
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 129,409,872 and 128,996,814 shares issued in March 31, 2026 and December 31, 2025, respectively	1,131	1,127
Additional paid-in capital	1,581,342	1,573,895
Retained earnings	1,031,448	1,018,658
Treasury stock at cost, 71,060,928 shares in March 31, 2026 and December 31, 2025	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(7,223)	(6,974)
Total stockholders’ equity	715,732	695,740
Total liabilities and stockholders’ equity	$3,128,117	$3,276,081
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2025	128,997	$1,127	$1,573,895	$1,018,658	$(1,890,966)	$(6,974)	$695,740
Net earnings	—	—	—	35,789	—	—	35,789
Other comprehensive loss	—	—	—	—	—	(249)	(249)
Exercise of stock options	12	—	146	—	—	—	146
Vesting of restricted share units, net of shares withheld for employee taxes	401	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(4,505)	—	—	—	(4,505)
Stock-based compensation	—	—	11,625	—	—	—	11,625
Dividends declared(1)	—	—	185	(22,999)	—	—	(22,814)
Balance at March 31, 2026	129,410	$1,131	$1,581,342	$1,031,448	$(1,890,966)	$(7,223)	$715,732
(1) Cash dividends declared for the three months ended March 31, 2026 was $0.39 per common share. Cash dividends are paid in the quarter subsequent to declaration.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(in thousands)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
Net earnings	—	—	—	24,793	—	—	24,793
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Exercise of stock options	1	—	9	—	—	—	9
Vesting of restricted share units, net of shares withheld for employee taxes	394	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(6,230)	—	—	—	(6,230)
Stock-based compensation	—	—	13,279	—	—	—	13,279
Dividends declared(1)	—	—	—	(22,602)	—	—	(22,602)
Brigit acquisition equity consideration	2,694	13	41,044	—	—	—	41,057
Balance at March 31, 2025	128,886	1,125	1,541,983	1,038,360	(1,890,966)	(11,289)	679,213
(1) Cash dividends declared for the three months ended March 31, 2025 were $0.39 per common share. Cash dividends are paid in the quarter subsequent to declaration.
See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(in thousands)
Cash flows from operating activities
Net earnings	$35,789	$24,793
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	343,479	338,061
Bad debt expense	21,949	14,837
Stock-based compensation expense	11,625	13,279
Depreciation of property assets	20,151	17,518
Loss on sale or disposal of property assets	1,216	23
Amortization of intangibles	15,147	13,778
Amortization of financing fees	890	1,126
Deferred income taxes	13,013	(13,160)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise(1)	(253,570)	(261,693)
Receivables	4,596	11,502
Prepaid expenses and other assets	9,881	4,798
Operating lease right-of-use assets and lease liabilities	(1,323)	(840)
Accounts payable – trade	(42,612)	(14,355)
Accrued liabilities	(9,571)	(1,674)
Net cash provided by operating activities	170,660	147,993
Cash flows from investing activities
Net originations and collections of customer cash advances	(18,765)	(10,257)
Purchase of property assets	(15,964)	(10,576)
Proceeds from sale of assets	671	11
Promissory loan collection	35	—
Acquisitions of businesses, net of cash acquired	—	(274,878)
Net cash used in investing activities	(34,023)	(295,700)
Cash flows from financing activities
Exercise of stock options	146	9
Shares withheld for payment of employee tax withholdings	(4,505)	(6,230)
Proceeds from debt	105,000	459,000
Repayments of debt	(236,188)	(237,188)
Dividends paid	(23,106)	(21,393)
Net cash (used in) provided by financing activities	(158,653)	194,198
Effect of exchange rate changes on cash	(100)	(26)
Net (decrease) increase in cash and cash equivalents	(22,116)	46,465
Cash and cash equivalents at beginning of period	120,528	60,860
Cash and cash equivalents at end of period	$98,412	$107,325
(1) The change in Rental merchandise includes lease charge-offs and other merchandise losses.

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Upbound Group, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
Condensed Consolidated Statement of Cash Flows - Correction of Error
As previously disclosed on our Quarterly Report on Form 10-Q for the period ended September 30, 2025, subsequent to the issuance of our condensed consolidated financial statements reported on our Quarterly Report on Form 10-Q for the period ended March 31, 2025, the Company identified a presentation error within the Condensed Consolidated Statement of Cash Flows related to net originations and collections of customer cash advances for our subsidiary, Bridge IT, Inc., which we determined was not material to our financial statements. In accordance with ASC Topic 230 the Company determined net originations and collections of customer cash advances should be presented as an investing activity and not included in Changes in Receivables within net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. As a result, cash provided by operating activities and cash used in investing activities was understated for the three months ended March 31, 2025 by $10.2 million. Therefore, the presentation of net originations and collections of customer advances has been corrected in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 included in this Quarterly Report on Form 10-Q. Furthermore, this presentation error had no impact to our Condensed Consolidated Statements of Operations and Comprehensive Income, or our Condensed Consolidated Balance Sheet reported within our Form 10-Q for the period-ended March 31, 2025.
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
Newly Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), which amends the existing standard that refers to estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. Under the new standard, public business entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. We adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on our financial statements.
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
We also entered into deferred cash award agreements with certain Brigit employees to replace their unvested Brigit stock options or unvested phantom awards, as applicable (“Replacement Awards”), each entitling the holder to receive an amount in cash upon vesting equal to the excess of the merger consideration per common share over the exercise price of the original award. The maximum amount payable pursuant to the Replacement Awards, approximately $7.8 million, which is included in the Closing Cash Consideration described above, was escrowed on the Closing Date and recorded to Prepaid and other assets in our Condensed Consolidated Balance Sheet. The Replacement Awards are subject to vesting conditions that are substantially similar to those of the original awards. They will be amortized over the remaining award vesting periods as compensation expense and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
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
The portion of Closing Stock Consideration issued to Brigit’s co-founders and certain of their respective affiliates (collectively, the “Co-Founders”) included approximately 1.3 million shares, valued at $39.1 million, which are subject to certain vesting restrictions over a two-year period from the Closing Date and other limitations set forth in a restricted stock agreement entered into with each such Co-Founder. The value of these shares is recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
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
In connection with this acquisition, we have incurred approximately $10.3 million in acquisition-related expenses including expenses related to legal, professional, and banking transaction fees. These costs were included in other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Brigit had been completed on January 1, 2024. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects step-up and step-down adjustments for depreciation and amortization of $1.8 million for the fair value of the assets acquired, compensation expense of $0.9 million as a result of Closing Stock Consideration and Replacement Awards subject to vesting provisions, interest expense of $1.4 million due to the elimination of historical debt, accreted interest of $0.4 million related to the Deferred Consideration, and an adjustment to income tax expense of $1.8 million for the three months ended March 31, 2025. In addition, pro forma net income for the three months ended March 31, 2025 has been adjusted to reflect transaction expenses incurred of $22.5 million as of January 1, 2024. The unaudited pro forma financial information is as follows:

Three Months Ended March 31,
(in thousands)	2025
Pro Forma total revenues	$1,192,417
Pro Forma net earnings (loss)(1)	31,739
(1) Total pro forma adjustments to net earnings (loss) represented an increase of $6.9 million for the three months ended March 31, 2025.
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note 3 - Revenues
The following tables disaggregate our revenue for the periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$489,659	$406,146	$—	$20,620	$916,425
Merchandise sales	158,702	70,564	—	940	230,206
Subscriptions and fees	—	—	67,670	—	67,670
Other	329	4,895	—	204	5,428
Total revenues	$648,690	$481,605	$67,670	$21,764	$1,219,729

	Three Months Ended March 31, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$477,047	$404,975	$—	$17,190	$899,212
Merchandise sales	159,952	75,518	—	775	236,245
Subscriptions and fees	—	—	31,861	—	31,861
Other	288	8,532	—	225	9,045
Total revenues	$637,287	$489,025	$31,861	$18,190	$1,176,363
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
Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At March 31, 2026 and December 31, 2025, we had $60.6 million and $62.1 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise in our company-owned Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.
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
Revenue from contracts with customers
Merchandise Sales. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. Merchandise sales include payments received for the exercise of the early purchase options offered through our lease-to-own agreements or merchandise sold through point-of-sale transactions. The remaining net value of lease merchandise sold is recorded to cost of merchandise sold at the time of the transaction. Revenue from the sale of lease merchandise to our franchisees is recognized upon shipment of the merchandise to the franchisee.
Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At March 31, 2026 and December 31, 2025, the amount of deferred revenue included in accrued liabilities related to extended service plans was inconsequential to our financial statements.
Subscriptions and fees. Subscription payments in our Brigit segment are received on a monthly basis from customers who upgrade to a Plus or Premium subscription tier via the Brigit mobile application and/or web browser. Depending on the optional subscription tier, the customer gains access to some or all of the following services: Credit Monitoring, Credit Builder, Identity Theft Protection, and more. This payment can range based on a variety of factors and higher cost tiers generally offer additional services. Brigit continually fulfills obligations to each customer over the subscription term. The series of distinct services represent a single performance obligation that is satisfied over time. Revenue for the Plus and Premium subscription tiers are recognized over the subscription term. Customers pay subscriptions at the end of the term. Price concessions are granted to customers who have insufficient funds and are unable to make subscription payments when they are due.
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
Other. Other revenue primarily consists of franchise royalties, including franchisee contributions to corporate advertising funds, which represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as lease payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2026 and December 31, 2025, we had $1.2 million and $1.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
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
Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for both the three months ended March 31, 2026 and 2025 were $2.5 million, included in our merchandise sales revenues in our Condensed Consolidated Statements of Operations.
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
Receivables consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Trade and notes receivables(1)	$104,712	$112,490
Installment sales receivables	57,088	61,389
Customer cash advances	63,686	58,976
Total receivables	225,486	232,855
Less allowance for doubtful accounts(2)	(30,107)	(29,661)
Total receivables, net of allowance for doubtful accounts	$195,379	$203,194
(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $56.3 million and $55.9 million at March 31, 2026 and December 31, 2025, respectively, including $53.1 million and $51.9 million related to lease-to-own agreements for Acima Holdings and $2.9 million and $3.6 million related to lease-to-own agreements for Rent-A-Center at March 31, 2026 and December 31, 2025, respectively.
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
The allowance for doubtful accounts related to franchising trade and notes receivables was $12.9 million and $12.7 million at March 31, 2026 and December 31, 2025, respectively, the allowance for doubtful accounts related to installment sales receivables was $12.3 million and $11.1 million at March 31, 2026 and December 31, 2025, respectively, and the allowance for doubtful accounts related to Brigit customer cash advances was $4.9 million and $5.9 million at March 31, 2026 and December 31, 2025, respectively.
Changes in our allowance for doubtful accounts are as follows:

(in thousands)	March 31, 2026
Beginning allowance for doubtful accounts	$29,661
Bad debt expense(1)	21,949
Accounts written off, net of recoveries	(21,503)
Ending allowance for doubtful accounts	$30,107
(1) Uncollectible installment payments, franchisee obligations, customer cash advances and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The details of Brigit customer cash advances aging are as follows:

	March 31, 2026
($ in thousands)	Amount	Percent
0-15 days	$47,029	74%
16-30 days	10,573	17%
31-45 days	4,080	6%
45+ days	2,004	3%
Customer cash advances before allowance for doubtful accounts	$63,686	100.0%

	December 31, 2025
($ in thousands)	Amount	Percent
0-15 days	$44,077	75%
16-30 days	9,844	17%
31-45 days	3,731	6%
45+ days	1,324	2%
Customer cash advances before allowance for doubtful accounts	$58,976	100.0%
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
On August 19, 2025, we entered into a Fourth Amendment to the Term Loan Facility, effective as of August 19, 2025. The amendment, in addition to certain other changes, (i) extended the maturity date for the loans outstanding under the Term Loan Facility to August 19, 2032 (subject to certain springing maturity provisions) and (ii) provided approximately $77 million of incremental commitments under the Term Loan Facility, all of which were drawn on August 19, 2025, resulting in total aggregate borrowings under the Term Loan Facility on such date of $875 million. Proceeds from the Term Loan Facility were net of original issue discount of $4.4 million upon issuance from the lenders.
On August 29, 2025, we entered into a Third Amendment to the ABL Credit Facility, effective as of August 29, 2025. The amendment provided for certain changes to the covenants applicable to the ABL Credit Facility.
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
As of March 31, 2026, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $5.9 million and $4.5 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.
We had $135.0 million outstanding borrowings under our ABL Credit Facility at March 31, 2026 and borrowing capacity of $366.6 million, net of issued letters of credit of approximately $48.4 million. The amount outstanding under the Term Loan Facility was $870.6 million at March 31, 2026.

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
The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at March 31, 2026 was 5.76%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at March 31, 2026 was 0.375%.
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
The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of March 31, 2026, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.
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
Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 6.42% at March 31, 2026.
The Term Loan Facility is secured by a first-priority security interest in substantially all of our present and future tangible and intangible personal property, including our subsidiary guarantors, other than the ABL Priority Collateral (as defined below), and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries’ ability to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and, excess cash flow, in each case, subject to certain limitations described therein. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the Term Loan Facility.

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
The table below shows the scheduled maturity dates of our outstanding senior debt at March 31, 2026 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility(1)	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	135,000	—	135,000
2030	—	—	—
Thereafter	—	870,625	870,625
Total senior debt	$135,000	$870,625	$1,005,625
(1) Annual installment requirements were reduced by the amount of the excess cash flow payments made in 2023, in accordance with the terms of the credit agreement governing the Term Loan Facility.
Note 6 - Senior Notes
On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of March 31, 2026, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $5.7 million.
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
Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2026 and December 31, 2025, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.
The fair value of our Notes is based on Level 1 inputs and was as follows at March 31, 2026:

	March 31, 2026
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$435,915	$(14,085)
Note 8 - Other Gains and Charges
Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the three months ended March 31, 2026 and 2025, we recognized approximately $11.0 million and $10.9 million, respectively, in amortization expense, related to acquired intangible assets. We also recognized approximately $4.0 million in incremental depreciation expense related to acquired technology assets during both the three months ended March 31, 2026 and 2025. Depreciation expense for technology assets is reported under our Corporate segment.
Brigit Acquisition. As described in Note 2, on January 31, 2025, we completed the acquisition of Brigit, a leading holistic financial health technology company. Included in the aggregate consideration issued to the former owners of Brigit were 1,313,331 shares, valued at $39.1 million, issued under restricted stock agreements and subject to vesting conditions, which will be recognized as stock compensation expense over the vesting term, in accordance with ASC Topic 718, “Stock-based Compensation”. During the three months ended March 31, 2026 and 2025, we recognized approximately $4.7 million and $4.1 million, respectively, in stock compensation expense related to these restricted stock agreements, in addition to $5.5 million and $1.1 million, respectively, related to Brigit's Replacement Awards and other agreement compensation. Stock-based and other acquisition-related compensation expense associated with the Brigit acquisition is reported under our Corporate segment. See Note 2 and Note 10 for additional information.
The fair value of assets acquired as part of the transaction included $152.3 million in intangible assets and $65.1 million in developed technology. During the three months ended March 31, 2026 and 2025, we recognized approximately $3.9 million and $2.6 million, respectively, in amortization expense related to acquired intangible assets. We also recognized approximately $2.3 million and $1.6 million in incremental depreciation expense related to acquired technology assets during the three months ended March 31, 2026 and 2025, respectively. Depreciation expense for technology assets is reported under our Corporate segment.
For the three months ended March 31, 2025, we recognized approximately $6.2 million in transaction costs associated with the closing of the transaction, reported under our Corporate segment.
Legal Matters. As disclosed further in Note 11 in this Quarterly Report on Form 10-Q and as previously disclosed, we are currently party to a filed regulatory lawsuit with the New York Attorney General, as well as a multistate and District of Columbia regulatory investigation by attorneys’ general offices, none of which we believe are representative of historical regulatory matters that arise in the ordinary course of our business. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We were also party to a recently settled certified class action brought on behalf of certain individuals who entered into rental purchase agreements and paid certain fees with the Company’s former Acceptance Now business in the state of California, and we were party to a recently settled patent infringement lawsuit. During the three months ended March 31, 2026 and 2025, we recorded estimated legal accruals of $3.5 million and $10.0 million, respectively, based on the then-current status of our legal matters, including the foregoing matters, and incurred related litigation and defense

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
expenses of $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Legal accruals for litigation matters and related defense expenses are reported under our Corporate segment. We will continue to evaluate and modify our estimated legal accruals as appropriate in future periods based on future developments.
Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the three months ended March 31, 2025 due to this letter agreement was approximately $1.6 million. Stock-based compensation expense is reported under our Corporate segment.
Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Acima acquired assets depreciation and amortization	$14,944	$14,900
Brigit acquired assets depreciation and amortization	6,216	4,144
Brigit replacement awards and other compensation	5,495	1,095
Brigit equity consideration vesting	4,716	4,059
Legal matters	4,053	10,645
Labor reduction cost	1,659	—
Asset impairments and disposals	1,505	—
Brigit transaction costs	—	6,218
Accelerated stock compensation	—	1,599
Other	(165)	637
Total other gains and charges	$38,423	$43,297
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

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Segment information is as follows:

	Three Months Ended March 31, 2026
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$648,690	$481,605	$67,670	$21,764	$1,219,729
Cost of revenues	454,590	164,406	7,748	6,523	633,267
Gross profit	194,100	317,199	59,922	15,241	586,462
Operating expenses
Operating labor	23,431	118,930	1,260	5,489	149,110
Non-labor operating expenses(1)	81,397	127,832	33,977	7,056	250,262
Depreciation and amortization	404	5,010	26	633	6,073
Other segment expenses(2)	11,602	3,151	6,096	2,155	23,004
Segment operating profit (loss)	77,266	62,276	18,563	(92)	158,013
Corporate					(80,575)
Operating profit					77,438
Interest expense					26,881
Interest income					(714)
Earnings before income taxes					$51,271
(1)    Includes Lease Charge-Offs of $57.3 million and $21.0 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $13.9 million in the Brigit segment for the three months ended March 31, 2026.
(2) Includes certain general and administrative expenses and other gains and charges. See Note 8 for additional information regarding other gains and charges.

	Three Months Ended March 31, 2025
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$637,287	$489,025	$31,861	$18,190	$1,176,363
Cost of revenues	450,836	166,199	4,006	5,193	626,234
Gross profit	186,451	322,826	27,855	12,997	550,129
Operating expenses
Operating labor	23,990	120,198	716	4,263	149,167
Non-labor operating expenses(1)	76,902	122,381	14,446	5,282	219,011
Depreciation and amortization	354	5,427	11	437	6,229
Other segment expenses(2)	11,497	8,405	3,853	1,792	25,547
Segment operating profit	73,708	66,415	8,829	1,223	150,175
Corporate					(87,560)
Operating profit					62,615
Interest expense					27,798
Interest income					(694)
Earnings before income taxes					$35,511
(1) Includes Lease Charge-Offs of $56.7 million and $20.4 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $5.0 million in the Brigit segment for the three months ended March 31, 2025.
(2) Includes certain general and administrative expenses and other gains and charges. See Note 8 for additional information regarding other gains and charges.

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Capital expenditures
Acima	$—	312
Rent-A-Center	1,428	2,491
Brigit	41	46
Mexico	1,160	644
Total operating segments	2,629	3,493
Corporate	13,335	7,083
Total capital expenditures	$15,964	$10,576

(in thousands)	March 31, 2026	December 31, 2025
On rent rental merchandise, net
Acima	$622,975	$710,844
Rent-A-Center	450,794	465,076
Mexico	25,290	26,362
Total on rent rental merchandise, net	$1,099,059	$1,202,282

(in thousands)	March 31, 2026	December 31, 2025
Held for rent rental merchandise, net
Acima	$177	$164
Rent-A-Center	114,965	100,893
Mexico	12,515	13,468
Total held for rent rental merchandise, net	$127,657	$114,525

(in thousands)	March 31, 2026	December 31, 2025
Assets by segment
Acima	$1,176,473	$1,280,771
Rent-A-Center	991,575	1,016,293
Brigit	426,374	430,232
Mexico	58,486	62,602
Total operating segments	2,652,908	2,789,898
Corporate	475,209	486,183
Total assets	$3,128,117	$3,276,081
Note 10 - Common Stock and Stock-Based Compensation
Stock Repurchase Program
In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the three months ended March 31, 2026 and 2025. Approximately $235.0 million remains available for repurchases under the current authorization at March 31, 2026.
Stock-Based Compensation
We recognized $6.1 million and $7.7 million in compensation expense related to stock awards issued under the Upbound Group, Inc. Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we granted 311,641 market-based performance units and 668,297 time-vesting units under the 2021 Plan. Performance-based

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2026 was $27.22 and $22.30, respectively.
As described in Note 2, in connection with the acquisition of Brigit on January 31, 2025, we issued to the former owners of Brigit approximately 2.7 million common shares valued at $29.75 per share, as of the Closing Date. Of this total, 1,313,331 common shares, valued at approximately $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $4.7 million and $4.1 million in stock compensation expense related to these restricted stock agreements during the three months ended March 31, 2026 and 2025, respectively, recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the three months ended March 31, 2025 due to this letter agreement was approximately $1.6 million, and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.
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
At March 31, 2026 and December 31, 2025, we had estimated legal accruals of $74.2 million and $72.0 million, respectively, included in accrued liabilities in our Condensed Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. Included in the $74.2 million estimated legal accrual at March 31, 2026 are (1) the previously agreed McBurnie litigation settlement payment, which was paid in April 2026 as described below, and (2) the ultimate cash amounts that we currently expect to pay as part of the Multistate and District of Columbia Attorneys’ General matters described further below if we are able to enter a final, binding settlement agreement with the Multistate, which cannot be assured. However, as of the date of this Quarterly Report on Form 10-Q, other than as stated in the immediately preceding sentence with respect to the McBurnie litigation and the Multistate and District of Columbia Attorneys’ General matters, we cannot reasonably predict the ultimate resolution of our pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed below) and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. In addition to our estimated legal accruals, as of March 31, 2026 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below and other pending legal matters.
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
Multistate and District of Columbia Attorneys’ General Investigations. In November 2021, Acima received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, initiated a multistate investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. Since receiving the letter, we have held multiple discussions and attended meetings with officials at many of the applicable attorneys’ general offices, including members of the Executive Committee, which is leading the negotiations on behalf of the multistate group (the “Multistate”). Based on our engagement with the Multistate, it is our understanding that the investigation involves forty-three states. The District of Columbia was formerly a member of the Multistate and part of the Executive Committee, but withdrew from the Multistate and presented a separate settlement demand.
In the second quarter 2024, Acima received an initial settlement proposal from the Multistate. Since then, the parties have engaged in conversations regarding a potential resolution and Acima has responded to the Multistate’s and District of Columbia’s settlement proposals and monetary demands. In September 2025, we reached a non-binding agreement in principle with the District of Columbia’s Attorney General’s office regarding the primary monetary and injunctive terms of a potential settlement, and we reached a final settlement agreement with the District of Columbia’s Attorney General’s office in the first quarter 2026. We also believe we are nearing a non-binding agreement in principle with the Executive Committee of the Multistate matter regarding the primary monetary and injunctive terms of a potential settlement, although any final binding settlement remains subject to negotiation and execution of definitive settlement agreements with each of the states in the Multistate, which we cannot assure you will be achieved. As of the date of this Quarterly Report on Form 10-Q, we are continuing to actively discuss the potential resolution of these matters with the Multistate with the objective of finalizing settlement agreements in the near term. We are unable to provide assurance that we will be able to reach final binding settlement agreements with the Multistate. If we are able to reach final binding settlement agreements in the Multistate matter, we expect that any potential settlement of such matters would include monetary relief, reporting and other provisions, including a release of claims by the Attorneys’ General offices and injunctive relief regarding various aspects of Acima’s business. If, however, we are unable to reach final binding settlement agreements, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.
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
McBurnie Litigation Settlement. We were a defendant in a certified class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s former Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs alleged that the fees they were charged were neither “reasonable” nor “actually incurred” in violation of the Karnette Rental-Purchase Act and other California state consumer protection laws. The action was pending in the United States District Court for the Northern District of California. In June 2025, the District Court certified a class of consumers who were charged a processing fee in California within the class period and scheduled a trial date for January 2026. In July 2025, the parties reached an agreement in principle

UPBOUND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
to settle the class action. We denied the allegations in the case and we did not admit to any violations of law or any wrongdoing. In addition, there was no adjudication regarding the claims and allegations in the lawsuit. However, to avoid additional expense, risk and distractions associated with further protracted litigation, the parties agreed to settle the litigation. In August 2025, the parties executed a definitive class-wide settlement agreement, which provided for a cash payment by the Company of $14.0 million, which was fully reserved for as of March 31, 2026 as an estimated loss contingency in our consolidated financial statements. The settlement agreement was approved by the District Court and payment of the settlement amount was made in April 2026.
Note 12 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net earnings	$35,789	$24,793
Denominator:
Weighted-average shares outstanding	57,534	55,945
Effect of dilutive stock awards(1)	1,312	2,413
Weighted-average dilutive shares	58,846	58,358

Basic earnings per common share	$0.62	$0.44
Diluted earnings per common share(1)	$0.61	$0.42
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	704	1
Anti-dilutive performance share units	—	463
Anti-dilutive stock options	345	107
(1) Weighted-average dilutive shares outstanding for the three months ended March 31, 2026 and 2025 includes approximately 0.6 million and 1.3 million, respectively, common shares issued in connection with the acquisition of Brigit and subject to vesting conditions under restricted stock agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These forward-looking statements include, without limitation, those relating to the impact of ongoing challenging macroeconomic conditions on our business, operations, financial performance and prospects, the future business prospects and financial performance of our Company as a whole and our segments, our growth strategies, our expectations, plans and strategy relating to our capital structure and capital allocation, including any share repurchases under our share repurchase program, the potential impact of the matters discussed in Note 11 - “Contingencies” in this Quarterly Report on Form 10-Q, and other statements that are not historical facts. Unless expressly indicated or the context requires otherwise, the terms “Upbound Group, Inc.,” “Company,” “we,” “us,” and “our” in this document refer to Upbound Group, Inc. and, where appropriate, its subsidiaries.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:
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
•litigation or administrative proceedings to which we are or may be a party to from time to time and changes in estimates relating to litigation reserves, including in each case in connection with the regulatory and litigation matters described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business and any legislative or other regulatory enforcement efforts or private party litigation or arbitration that seeks to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our lease-to-own business or to apply consumer credit laws to our Brigit segment’s non-credit consumer offerings, in each case including in connection with, but not limited to, the regulatory matters described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q.
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
Executive Summary
Our Strategy
Our strategy is focused on achieving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:
•At Acima, grow penetration with current Acima third-party retailers and build on our strength with small to medium size businesses while also adding new national and regional third-party retailers to our platform and expanding our direct-to-consumer channels;
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
Recent Developments
Dividend. On March 25, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share for the first quarter of 2026. The dividend was paid on April 28, 2026 to our common stockholders of record as of the close of business on April 7, 2026.
Executive Management Change. Effective March 30, 2026, Balaji Kumar joined Upbound Group, Inc. as Executive Vice President, Chief Technology Officer. Mr. Kumar brings more than 25 years of technology leadership experience across financial services and retail.
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
See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional discussion of impacts to our business and additional risks associated with macroeconomic conditions.
Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues have increased over time as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the three months ended March 31, 2026 and 2025, e-commerce revenues represented approximately 28% and 27% of total lease-to-own revenues, respectively. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact on our financial statements in future periods or be ultimately favorable or unfavorable to our financial results.
Results of Operations
The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended March 31, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Overview
We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico. The following briefly summarizes our financial performance for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 on a consolidated basis and for our operating segments.
During the first three months of 2026, consolidated revenues and gross profit increased by approximately $43.4 million and $36.3 million, respectively, primarily due to increases in the Brigit and Acima segment revenues, partially offset by a decrease in Rent-A-Center segment revenues described below. Operating profit increased by approximately $14.8 million, primarily due to the increase in gross profit noted above and decreases in general and administrative expenses and other gains and charges of $6.7 million and $4.9 million, respectively, partially offset by increases in non-labor operating expenses of $31.3 million.
The Acima segment revenues increased approximately $11.4 million for the three months ended March 31, 2026, primarily due to increases in rentals and fees revenues of $12.6 million, primarily resulting from higher GMV in prior quarters and fewer customers electing early purchase options in 2026. Operating profit increased approximately $3.6 million for the three months ended March 31, 2026, primarily due to an increase in gross profit of $7.6 million, partially offset by an increase in non-labor operating expenses of $4.5 million. See “Segment Performance” below for further discussion of Acima segment operating results for the three months ended March 31, 2026.
Revenues in our Rent-A-Center segment decreased approximately $7.4 million for the three months ended March 31, 2026, primarily due to decreases in merchandise sales and other revenues of $5.0 million and $3.6 million, respectively, primarily resulting from fewer customers electing early purchase options and lower franchise revenues. Operating profit decreased approximately $4.1 million for the three months ended March 31, 2026, primarily due to a decrease in gross profit of approximately $5.6 million driven by lower revenues, in addition to higher non-labor operating expenses of $5.5 million, partially offset by decreases in general and administrative expenses and operating labor expense of approximately $5.1 million and $1.3 million, respectively. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the three months ended March 31, 2026.
The Brigit segment revenues and gross profit increased by $35.8 million and $32.1 million, respectively, primarily due to the three months ended March 31, 2025 including two months of revenues after the Closing Date, compared to the three months ended March 31, 2026, which includes three months of revenues. See “Segment Performance” below for further discussion of Brigit segment operating results for the three months ended March 31, 2026.

The Mexico segment revenues and gross profit increased by 19.6% and 17.3% for the three months ended March 31, 2026, respectively, primarily due to positive impacts of exchange rate fluctuations. See “Segment Performance” below for further discussion of Mexico segment operating results for the three months ended March 31, 2026.
Cash flow from operations was $170.7 million for the three months ended March 31, 2026. As of March 31, 2026, we held $98.4 million of cash and cash equivalents and had outstanding indebtedness of $1.5 billion.
The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2026	2025	$	%
Revenues
Rentals and fees	$916,425	$899,212	$17,213	1.9%
Merchandise sales	230,206	236,245	(6,039)	(2.6)%
Subscriptions and fees	67,670	31,861	35,809	112.4%
Other	5,428	9,045	(3,617)	(40.0)%
Total revenues	1,219,729	1,176,363	43,366	3.7%
Cost of revenues
Cost of rentals and fees	357,627	352,546	5,081	1.4%
Cost of merchandise sold	267,892	269,682	(1,790)	(0.7)%
Cost of subscriptions and fees	7,748	4,006	3,742	93.4%
Total cost of revenues	633,267	626,234	7,033	1.1%
Gross profit	586,462	550,129	36,333	6.6%
Operating expenses
Operating labor	149,110	149,167	(57)	—%
Non-labor operating expenses	250,262	219,011	31,251	14.3%
General and administrative expenses	57,090	63,787	(6,697)	(10.5)%
Depreciation and amortization	14,139	12,252	1,887	15.4%
Other gains and charges	38,423	43,297	(4,874)	(11.3)%
Total operating expenses	509,024	487,514	21,510	4.4%
Operating profit	77,438	62,615	14,823	23.7%
Interest expense, net	26,167	27,104	(937)	(3.5)%
Earnings before income taxes	51,271	35,511	15,760	44.4%
Income tax expense	15,482	10,718	4,764	44.4%
Net earnings	$35,789	$24,793	$10,996	44.4%
Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025
Revenue. Total revenues increased by $43.3 million, or 3.7%, to $1,219.7 million for the three months ended March 31, 2026, from $1,176.4 million for the three months ended March 31, 2025. This increase was primarily due to increases of approximately $35.8 million and $11.4 million in the Brigit and Acima segments, respectively, partially offset by a decrease of approximately $7.4 million in the Rent-A-Center segment, as discussed further in the “Segment Performance” section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2026 increased by $5.1 million, or 1.4%, to $357.6 million as compared to $352.5 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase of approximately $8.4 million in the Acima segment, driven by an increase in rentals and fees revenues, partially offset by a decrease of approximately $4.4 million in the Rent-A-Center segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 39.0% for the three months ended March 31, 2026, as compared to 39.2% for the three months ended March 31, 2025.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $1.8 million, or 0.7%, to $267.9 million for the three months ended March 31, 2026, from $269.7 million for the three months ended March 31, 2025, primarily attributable to a decrease of $4.6 million in the Acima segment, driven by lower merchandise sales, partially offset by an increase of approximately $2.6 million in the Rent-A-Center segment. The gross margin percent of merchandise sales decreased to (16.4)% for the three months ended March 31, 2026, from (14.2)% for the three months ended March 31, 2025, primarily resulting from lower early purchase option exercises in the Rent-A-Center segment for the three months ended March 31, 2026.
Gross Profit. Gross profit increased by $36.4 million, or 6.6%, to $586.5 million for the three months ended March 31, 2026, from $550.1 million for the three months ended March 31, 2025, primarily due to increases of $32.1 million and $7.6 million in the Brigit and Acima segments, respectively, partially offset by a decrease of $5.6 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 48.1% for the three months ended March 31, 2026, from 46.8% for both the three months ended March 31, 2025.
Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $0.1 million to $149.1 million for the three months ended March 31, 2026, as compared to $149.2 million for the three months ended March 31, 2025. Operating labor expressed as a percentage of total revenue was 12.2% for the three months ended March 31, 2026, as compared to 12.7% for the three months ended March 31, 2025.
Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $31.3 million, or 14.3%, to $250.3 million for the three months ended March 31, 2026, as compared to $219.0 million for the three months ended March 31, 2025, primarily due to increases of $19.5 million, $5.5 million and $4.5 million in the Brigit, Rent-A-Center and Acima segments, respectively. The increase in the Brigit segment was primarily due to the three months ended March 31, 2025 including two months of expenses after the Closing Date, compared to the three months ended March 31, 2026 which includes three months of expenses, resulting in higher advertising expenses and net advance losses of $9.4 million and $8.9 million, respectively. Non-labor operating expenses expressed as a percentage of total revenue was 20.5% for the three months ended March 31, 2026, compared to 18.6% for the three months ended March 31, 2025.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $6.7 million, or 10.5%, to $57.1 million for the three months ended March 31, 2026, as compared to $63.8 million for the three months ended March 31, 2025, primarily due to a decrease in bad debt expense of $4.2 million related to franchising trade receivables. General and administrative expenses expressed as a percentage of total revenue was 4.7% for the three months ended March 31, 2026, compared to 5.4% for the three months ended March 31, 2025.
Other Gains and Charges. Other gains and charges decreased by $4.9 million to $38.4 million for the three months ended March 31, 2026, as compared to $43.3 million for the three months ended March 31, 2025. The decrease in other gains and charges was driven primarily by a decrease of $6.6 million in estimated legal accruals and related litigation and defense expenses as described in Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, partially offset by an increase of $1.0 million related to the Brigit acquisition, including depreciation and amortization of the fair value of acquired software and intangible assets, stock compensation expense related to the vesting of a portion of the equity consideration, and other compensation and transaction costs.
Operating Profit. Operating profit increased by $14.8 million, or 23.7%, to $77.4 million for the three months ended March 31, 2026, as compared to $62.6 million for the three months ended March 31, 2025, primarily due to increases in gross profit and decreases in general and administrative expenses and other gains and charges, partially offset by an increase in non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 6.3% for the three months ended March 31, 2026, compared to 5.3% for the three months ended March 31, 2025.
Income Tax Expense. Income tax expense increased by $4.8 million to $15.5 million for the three months ended March 31, 2026, as compared to $10.7 million for the three months ended March 31, 2025, primarily due to the increase in earnings before income taxes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Segment Performance
Acima segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2026	2025	$	%
Revenues	$648,690	$637,287	$11,403	1.8%
Gross profit	194,100	186,451	7,649	4.1%
Operating profit	77,266	73,708	3,558	4.8%
Gross merchandise volume(1)	427,084	454,100	(27,016)	(5.9)%
(1) See Key Metrics described above for additional information.
Revenues. The increase in revenues for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in rentals and fees revenues of $12.6 million, primarily resulting from higher GMV in prior quarters and fewer customers electing early purchase options in 2026.
Gross Profit. Gross profit increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, driven primarily by the increase in revenues described above. Gross profit as a percentage of segment revenues increased to 29.9% for the three months ended March 31, 2026, compared to 29.3% for the three months ended March 31, 2025, primarily due to fewer customers electing early purchase options in 2026.
Operating Profit. Operating profit as a percentage of segment revenues increased to 11.9% for the three months ended March 31, 2026, compared to 11.6% for the three months ended March 31, 2025. The increase in operating profit for the three months ended March 31, 2026 is primarily due to the increase in gross profit. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of segment revenues, were approximately 8.8% for the three months ended March 31, 2026, compared to 8.9% for the three months ended March 31, 2025. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of segment revenues, were approximately 0.5% and 0.3% for the three months ended March 31, 2026 and 2025, respectively.
Rent-A-Center segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2026	2025	$	%
Revenues	$481,605	$489,025	$(7,420)	(1.5)%
Gross profit	317,199	322,826	(5,627)	(1.7)%
Operating profit	62,276	66,415	(4,139)	(6.2)%
Lease portfolio value(1)	131,417	129,908	1,509	1.2%
Same store sales lease portfolio value(1)	116,289	114,671	1,618	1.4%
Change in same store sales(1)				0.4%
Stores in same store sales calculation				1,514
(1) See Key Metrics described above for additional information.
Revenues. The decrease in revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to decreases in merchandise sales and other revenues of $5.0 million and $3.6 million, respectively, primarily resulting from fewer customers electing early purchase options and lower franchise revenues.
Gross Profit. Gross profit decreased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 65.9% for the three months ended March 31, 2026, as compared to 66.0% for the three months ended March 31, 2025.
Operating Profit. Operating profit as a percentage of segment revenues was 12.9% for the three months ended March 31, 2026, compared to 13.6% for the three months ended March 31, 2025. The decrease in operating profit margin for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by the decrease in gross profit described above. Merchandise losses in our company-owned Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 4.7% for the three months ended March 31, 2026, compared to 4.6% for the three months ended March 31, 2025. Other merchandise losses in our company-owned Rent-A-Center lease-to-own stores, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 0.8% for both the three months ended March 31, 2026 and 2025. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.
Brigit segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2026	2025	$	%
Revenues	$67,670	$31,861	$35,809	112.4%
Gross profit	59,922	27,855	32,067	115.1%
Operating profit	18,563	8,829	9,734	110.3%
Revenues. The increase in revenues for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily due to the three months ended March 31, 2025 including two months of revenues after the Closing Date, compared to the three months ended March 31, 2026 which includes three months of revenues. The Brigit segment revenues included increases of $24.5 million, $6.6 million and $4.6 million in subscription revenue, transfer fee revenue and marketplace revenue, respectively.
Gross Profit. Gross profit as a percentage of segment revenues was 88.6% for the three months ended March 31, 2026, as compared to 87.4% for the three months ended March 31, 2025. The increase was primarily due to mix-shift changes between subscriptions and fees product categories.
Operating Profit. Operating profit as a percentage of segment revenues was 27.4% for the three months ended March 31, 2026, compared to 27.7% for the three months ended March 31, 2025. Net advance losses expressed as a percentage of total cash advances originated were approximately 3.5% and 2.4% for the three months ended March 31, 2026 and 2025, respectively.
Please refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Brigit that was completed on January 31, 2025.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2026	2025	$	%
Revenues	$21,764	$18,190	$3,574	19.6%
Gross profit	15,241	12,997	2,244	17.3%
Operating (loss) profit	(92)	1,223	(1,315)	(107.5)%
Change in same store revenue(1)				1.4%
Stores in same store revenue calculation				124
(1) See Key Metrics described above for additional information.
Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $3.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. On a constant currency basis, revenues for the three months ended March 31, 2026 increased approximately $0.5 million, compared to the three months ended March 31, 2025.
Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $2.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. On a constant currency basis, gross profit for the three months ended March 31, 2026 increased by approximately $0.1 million as compared to the three months ended March 31, 2025. Gross profit as a percentage of segment revenues was 70.0% for the three months ended March 31, 2026, compared to 71.5% for the three months ended March 31, 2025.
Operating Profit. Operating profit was minimally impacted by exchange rate fluctuations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. On a constant currency basis, operating profit for the three months ended March 31, 2026 decreased by approximately $1.3 million as compared to the three months ended March 31, 2025. Operating profit as a percentage of segment revenues decreased to (0.4)% for the three months ended March 31, 2026, compared to 6.7% for the three months ended March 31, 2025.

Liquidity and Capital Resources
Overview. For the three months ended March 31, 2026, we generated $170.7 million in operating cash flow, used cash in the amount of $236.2 million for debt repayments, $23.1 million for dividends, $18.8 million for customer cash advance originations net of collections, and $16.0 million for capital expenditures, and had cash proceeds from indebtedness of $105.0 million. We ended the first quarter of 2026 with $98.4 million of cash and cash equivalents and outstanding indebtedness of $1.5 billion.
Analysis of Cash Flow. Cash provided by operating activities increased by $22.7 million to $170.7 million for the three months ended March 31, 2026, from $148.0 million for the three months ended March 31, 2025, primarily due to an increase of approximately $53.0 million in cash provided by net earnings (net earnings less adjustments to reconcile net earnings to net cash provided by operating activities) and lower inventory purchases of approximately $14.1 million, net of a decrease of approximately $6.0 million of customer lease buyouts through early purchase options, lease charge-offs, and other merchandise losses, driven by lower inventory purchases in the Acima segment resulting from a 5.9% decrease in GMV for the three months ended March 31, 2026. These impacts were partially offset by a year-over-year increase of approximately $28.3 million in payments of outstanding inventory and trade payables primarily due to higher payments of outstanding inventory payables made for the three months ended March 31, 2026.
Cash used in investing activities decreased by $261.7 million to $34.0 million for the three months ended March 31, 2026, compared to $295.7 million for the three months ended March 31, 2025, primarily due to payment of cash consideration for the acquisition of Brigit of $275.9 million for the three months ended March 31, 2025, partially offset by higher investment in software development of $5.4 million and an increase of $8.5 million in net originations and collections of customer cash advances for the three months ended March 31, 2026.
Cash (used in) provided by financing activities was $(158.7) million for the three months ended March 31, 2026, compared to $194.2 million for the three months ended March 31, 2025. The increase in cash used in financing activities resulted from higher borrowings under the ABL Credit Facility of $354.0 million during the three months ended March 31, 2025, primarily used to facilitate the Brigit acquisition.
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
We generally utilize our ABL Credit Facility for the issuance of letters of credit to manage normal fluctuations in operational cash flow caused by the timing of cash payments relative to cash receipts, and to potentially fund strategic initiatives including acquisitions. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At April 23, 2026, we had approximately $62.8 million in cash on hand and $301.6 million available under our ABL Credit Facility.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Lease charge-offs	$86,901	$81,905
Other merchandise losses(1)	7,309	5,560
Total merchandise losses	$94,210	$87,465
(1)Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $16.0 million and $10.6 million on capital expenditures during the three months ended March 31, 2026 and 2025, respectively. The increase of $5.4 million is primarily due to higher investment in software development.

Acquisitions and New Location Openings. The table below summarizes the store location activity for the three-month period ended March 31, 2026 for our Rent-A-Center and Mexico operating segments.

	Rent-A-Center	Mexico	Total
Locations at beginning of period	2,075	136	2,211
New location openings	—	5	5
Closed locations
Merged with existing locations	(1)	—	(1)
Sold or closed with no surviving location(1)	(27)	—	(27)
Locations at end of period(2)	2,047	141	2,188
(1) Includes closure of Rent-A-Center 26 franchisee store locations.
(2) Rent-A-Center includes 1,720 company-owned and 327 franchisee store locations
Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as most recently amended on August 29, 2025, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of April 23, 2026, was 5.76%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029 (subject to certain springing maturity provisions), at which time all amounts borrowed must be repaid.
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
On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as most recently amended on August 19, 2025, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $625 million (plus additional amounts subject to the satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of April 23, 2026 was 6.43%.
Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.000% per annum of the original aggregate principal amount thereof, with the remaining balance due at final maturity on August 19, 2032 (subject to certain springing maturity provisions). The Term Loan Facility is secured by a first-priority security interest in substantially all of present and future tangible and intangible personal property of us and our subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.
At April 23, 2026, we had outstanding borrowings of $870.6 million under the Term Loan Facility and available commitments of $301.6 million under our ABL Credit Facility, net of letters of credit.
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
Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2036. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of March 31, 2026, our total remaining obligation for existing store lease contracts was approximately $337.4 million.
We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of March 31, 2026, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $1.6 million.
We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2030 with rental rates adjusted periodically for inflation. As of March 31, 2026, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $2.9 million.
Uncertain Tax Position. As of March 31, 2026, we have recorded $1.0 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.
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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of March 31, 2026, unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.
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
As of March 31, 2026, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $870.6 million outstanding under the Term Loan Facility and $135.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value of the Term Loan Facility and ABL Credit Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at March 31, 2026, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $10.1 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of March 31, 2026.
Foreign Currency Translation
We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting. For the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
Please see Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings and governmental inquiries.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

UPBOUND GROUP, INC.

By:	/S/ HAL KHOURI
Hal Khouri
EVP, Chief Financial Officer
Date: April 30, 2026