Form 10-Q
period 2026-06-30
UPBOUND GROUP, INC.
filed 2026-07-31
CIK 933036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2026:

Class	Outstanding
Common stock, $.01 par value	58,299,405

i

Item 1. Condensed Consolidated Financial Statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except per share data)
Revenues
Rentals and fees	$903,704	$904,583	$1,820,129	$1,803,795
Merchandise sales	182,845	192,217	413,051	428,462
Subscriptions and fees	71,144	51,890	138,814	83,751
Other	5,733	8,846	11,161	17,891
Total revenues	1,163,426	1,157,536	2,383,155	2,333,899
Cost of revenues
Cost of rentals and fees	350,561	358,058	708,188	710,604
Cost of merchandise sold	210,940	221,667	478,832	491,349
Cost of subscriptions and fees	7,087	5,986	14,835	9,992
Total cost of revenues	568,588	585,711	1,201,855	1,211,945
Gross profit	594,838	571,825	1,181,300	1,121,954
Operating expenses
Operating labor	152,298	149,092	301,408	298,259
Non-labor operating expenses	260,256	230,144	510,518	449,155
General and administrative expenses	59,675	63,410	116,765	127,197
Depreciation and amortization	13,923	12,983	28,062	25,235
Other gains and charges	54,427	65,462	92,850	108,759
Total operating expenses	540,579	521,091	1,049,603	1,008,605
Operating profit	54,259	50,734	131,697	113,349
Interest expense	25,522	28,523	52,403	56,321
Interest income	(521)	(638)	(1,235)	(1,332)
Earnings before income taxes	29,258	22,849	80,529	58,360
Income tax expense	7,674	7,364	23,156	18,082
Net earnings	$21,584	$15,485	$57,373	$40,278
Basic earnings per common share	$0.37	$0.27	$0.99	$0.72
Diluted earnings per common share	$0.37	$0.26	$0.98	$0.69

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Net earnings	$21,584	$15,485	$57,373	$40,278
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $347 and $647 and $281 and $627 for the three and six months ended June 30, 2026 and 2025, respectively	1,305	2,434	1,056	2,357
Total other comprehensive income	1,305	2,434	1,056	2,357
Comprehensive income	$22,889	$17,919	$58,429	$42,635

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$105,302	$120,528
Receivables, net of allowance for doubtful accounts of $38,393 and $29,661 in 2026 and 2025, respectively	205,285	203,194
Prepaid expenses and other assets	151,455	153,010
Rental merchandise, net
On rent	1,085,708	1,202,282
Held for rent	117,222	114,525
Merchandise held for installment sale	4,398	5,205
Property assets, net of accumulated depreciation of $565,714 and $556,812 in 2026 and 2025, respectively	298,087	310,126
Operating lease right-of-use assets	271,605	272,692
Deferred tax asset	57,239	56,767
Goodwill	488,158	488,158
Other intangible assets, net	319,300	349,594
Total assets	$3,103,759	$3,276,081
LIABILITIES
Accounts payable – trade	$117,616	$154,042
Accrued liabilities	416,426	461,026
Operating lease liabilities	284,635	286,798
Deferred tax liability	128,157	108,591
Senior debt, net	978,747	1,126,030
Senior notes, net	444,828	443,854
Total liabilities	2,370,409	2,580,341
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 129,416,989 and 128,996,814 shares issued in June 30, 2026 and December 31, 2025, respectively	1,131	1,127
Additional paid-in capital	1,598,859	1,573,895
Retained earnings	1,030,244	1,018,658
Treasury stock at cost, 71,119,833 and 71,060,928 shares in June 30, 2026 and December 31, 2025	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(5,918)	(6,974)
Total stockholders’ equity	733,350	695,740
Total liabilities and stockholders’ equity	$3,103,759	$3,276,081

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Total
(in thousands)
Balance at December 31, 2025	128,997	$1,127	$1,573,895	$1,018,658	$(1,890,966)	$(6,974)	$695,740
Net earnings	—	—	—	35,789	—	—	35,789
Other comprehensive loss	—	—	—	—	—	(249)	(249)
Exercise of stock options	12	—	146	—	—	—	146
Vesting of restricted share units, net of shares withheld for employee taxes	401	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(4,505)	—	—	—	(4,505)
Stock-based compensation	—	—	11,625	—	—	—	11,625
Dividends declared(1)	—	—	185	(22,999)	—	—	(22,814)
Balance at March 31, 2026	129,410	$1,131	$1,581,342	$1,031,448	$(1,890,966)	$(7,223)	$715,732
Net earnings	—	—	—	21,584	—	—	21,584
Other comprehensive income	—	—	—	—	—	1,305	1,305
Exercise of stock options	2	—	38	—	—	—	38
Vesting of restricted share units, net of shares withheld for employee taxes	5	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(151)	—	—	—	(151)
Stock-based compensation	—	—	17,519	—	—	—	17,519
Dividends declared(1)	—	—	111	(22,788)	—	—	(22,677)
Balance at June 30, 2026	129,417	$1,131	$1,598,859	$1,030,244	$(1,890,966)	$(5,918)	$733,350

(1) Cash dividends declared for the three and six months ended June 30, 2026 were $0.39 and $0.78 per common share, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Total
(in thousands)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
Net earnings	—	—	—	24,793	—	—	24,793
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Exercise of stock options	1	—	9	—	—	—	9
Vesting of restricted share units, net of shares withheld for employee taxes	394	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(6,230)	—	—	—	(6,230)
Stock-based compensation	—	—	13,279	—	—	—	13,279
Dividends declared(1)	—	—	—	(22,602)	—	—	(22,602)
Brigit acquisition equity consideration	2,694	13	41,044	—	—	—	41,057
Balance at March 31, 2025	128,886	$1,125	$1,541,983	$1,038,360	$(1,890,966)	$(11,289)	$679,213
Net earnings	—	—	—	15,485	—	—	15,485
Other comprehensive income	—	—	—	—	—	2,434	2,434
Exercise of stock options	38	1	152	—	—	—	153
Vesting of restricted share units, net of shares withheld for employee taxes	9	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(477)	—	—	—	(477)
Stock-based compensation	—	—	11,396	—	—	—	11,396
Dividends declared(1)	—	—	—	(22,619)	—	—	(22,619)
Brigit acquisition equity consideration	(2)	—	(37)	—	—	—	(37)
Balance at June 30, 2025	128,931	$1,126	$1,553,017	$1,031,226	$(1,890,966)	$(8,855)	$685,548

(1) Cash dividends declared for the three and six months ended June 30, 2025 were $0.39 and $0.78 per common share, respectively.

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
(in thousands)
Cash flows from operating activities
Net earnings	$57,373	$40,278
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	679,359	680,838
Bad debt expense	47,423	36,697
Stock-based compensation expense	29,144	24,675
Depreciation of property assets	40,088	36,543
Loss on sale or disposal of property assets	3,072	332
Amortization of intangibles	30,294	28,853
Amortization of financing fees	2,066	2,264
Deferred income taxes	18,747	(27,882)
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise(1)	(565,011)	(632,239)
Receivables	(6,989)	2,847
Prepaid expenses and other assets	1,555	(25,016)
Operating lease right-of-use assets and lease liabilities	(1,076)	(1,178)
Accounts payable – trade	(36,426)	(22,586)
Accrued liabilities	(5,657)	29,653
Net cash provided by operating activities	293,962	174,079
Cash flows from investing activities
Net originations and collections of customer cash advances	(42,559)	(28,529)
Purchase of property assets	(31,462)	(28,823)
Proceeds from sale of assets	677	32
Promissory loan collection	35	—
Acquisitions of businesses, net of cash acquired	—	(276,151)
Net cash used in investing activities	(73,309)	(333,471)
Cash flows from financing activities
Exercise of stock options	184	162
Shares withheld for payment of employee tax withholdings	(4,656)	(6,707)
Deferred consideration for acquisition of businesses(2)	(37,500)	—
Proceeds from debt	205,000	549,000
Repayments of debt	(353,375)	(294,375)
Dividends paid	(45,997)	(43,483)
Net cash (used in) provided by financing activities	(236,344)	204,597
Effect of exchange rate changes on cash	465	776
Net (decrease) increase in cash and cash equivalents	(15,226)	45,981
Cash and cash equivalents at beginning of period	120,528	60,860
Cash and cash equivalents at end of period	$105,302	$106,841

(1)
The change in Rental merchandise includes lease charge-offs and other merchandise losses.
(2)
Cash used for the six months ended June 30, 2026 represents the 1st installment payment of Deferred Consideration for the Brigit acquisition described further in Note 2.

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

Condensed Consolidated Statement of Cash Flows - Correction of Error

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, subsequent to the issuance of our condensed consolidated financial statements reported on our Quarterly Report on Form 10-Q for the period ended June 30, 2025, the Company identified a presentation error within the Condensed Consolidated Statement of Cash Flows related to net originations and collections of customer cash advances for our subsidiary, Bridge IT, Inc., which we determined was not material to our financial statements. In accordance with ASC Topic 230, the Company determined net originations and collections of customer cash advances should be presented as an investing activity and not included in Changes in Receivables within net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. As a result, cash provided by operating activities and cash used in investing activities were each understated for the six months ended June 30, 2025 by $28.5 million. Therefore, the presentation of net originations and collections of customer advances has been corrected in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 included in this Quarterly Report on Form 10-Q. Furthermore, this presentation error had no impact to our Condensed Consolidated Statements of Operations and Comprehensive Income, or our Condensed Consolidated Balance Sheet reported within our Form 10-Q for the period ended June 30, 2025.

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

Our Brigit segment, which operates in the United States, includes the operations of Bridge IT Inc., which was acquired on January 31, 2025 (the “Closing Date”). The Brigit segment, through mobile and web applications, offers various financial health products and tools to help customers improve their financial health and literacy, obtain early access to earned wages ("cash advances"), build their credit, and protect themselves from identity theft. Application products and tools are offered through various elective subscription tiers for which customers make monthly subscription payments. Customers also make payments for transaction fees to expedite customer cash advances. In addition, Brigit receives monthly payments from third-party marketplace partners for allowing the partners to market their products and services to Brigit customers via digital marketing space within the mobile application.

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

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Pursuant to the terms of the Merger Agreement, we will also pay the Brigit Securityholders $75 million, payable in multiple installments (the “Deferred Consideration”). The first installment of $37.5 million was paid during the six months ended June 30, 2026 with remaining installments payable no later than 30 days following the second anniversary of the Closing Date. The payment of the Deferred Consideration is subject to acceleration if certain acceleration events specified in the Merger Agreement occur prior to the payment of the Deferred Consideration. The estimated fair value of the Deferred Consideration at the Closing Date was approximately $66.1 million, discounted to estimate the present value of the installment payments that will be made over a 2-year period as described above. The Brigit Securityholders may also receive up to $60 million in earnout payments based on the achievement of certain financial performance metrics for the Brigit business in 2026. The estimated fair value of the earnout payments at the Closing Date was approximately $10.6 million. The fair value of the earnout payments was estimated using a Monte Carlo simulation model based on our estimated long-range cash flow projections for the Brigit business.

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
(3)
Includes the fair value of Deferred Consideration and earnout payments described above, which were not included in Closing Cash Consideration paid at the time of closing but are paid out in subsequent periods pursuant to the terms of the Merger Agreement. As described above, the first installment payment of $37.5 million of Deferred Consideration was made during the six months ended June 30, 2026.
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

In connection with this acquisition, we recognized approximately $6.1 million in acquisition-related expenses including expenses related to legal, professional and banking transaction fees, during the six months ended June 30, 2025. These costs were included in other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Brigit had been completed on January 1, 2024. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects step-up and step-down adjustments for depreciation and amortization of $1.8 million for the fair value of the assets acquired, compensation expense of $(2.2) million as a result of Closing Stock Consideration and Replacement Awards subject to vesting provisions, interest expense of $1.4 million due to the elimination of historical debt, accreted interest of $0.3 million related to the Deferred Consideration, and an adjustment to income tax expense of $1.2 million for the six months ended June 30, 2025. In addition, pro forma net income for the six months ended June 30, 2025 has been adjusted to reflect transaction expenses incurred of $22.0 million as of January 1, 2024. The unaudited pro forma financial information is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025
Pro Forma total revenues	$1,157,536	$2,349,953
Pro Forma net earnings(1)	5,327	37,066

(1)
Total pro forma adjustments to net earnings represented decreases of $10.1 million and $3.2 million for the three and six months ended June 30, 2025, respectively.

The amounts of revenue and earnings of Brigit included in our Condensed Consolidated Statements of Operations from the acquisition date of January 31, 2025 are as follows:

(in thousands)	January 31, 2025 - June 30, 2025
Total revenues	$83,751
Net earnings(1)	10,780

(1)
Net earnings for the period includes amortization and depreciation of intangible assets and developed technology acquired upon closing of the Brigit acquisition.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Note 3 - Revenues

The following tables disaggregate our revenue for the periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$477,662	$405,264	$—	$20,778	$903,704
Merchandise sales	125,553	56,207	—	1,085	182,845
Subscriptions and fees	—	—	71,144	—	71,144
Other	314	4,907	—	512	5,733
Total revenues	$603,529	$466,378	$71,144	$22,375	$1,163,426

	Six Months Ended June 30, 2026
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$967,321	$811,410	$—	$41,398	$1,820,129
Merchandise sales	284,255	126,771	—	2,025	413,051
Subscriptions and fees	—	—	138,814	—	138,814
Other	643	9,802	—	716	11,161
Total revenues	$1,252,219	$947,983	$138,814	$44,139	$2,383,155

	Three Months Ended June 30, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$486,765	$399,416	$—	$18,402	$904,583
Merchandise sales	131,632	59,653	—	932	192,217
Subscriptions and fees	—	—	51,890	—	51,890
Other	570	8,049	—	227	8,846
Total revenues	$618,967	$467,118	$51,890	$19,561	$1,157,536

	Six Months Ended June 30, 2025
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$963,813	$804,390	$—	$35,592	$1,803,795
Merchandise sales	291,584	135,171	—	1,707	428,462
Subscriptions and fees	—	—	83,751	—	83,751
Other	857	16,582	—	452	17,891
Total revenues	$1,256,254	$956,143	$83,751	$37,751	$2,333,899

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

Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At June 30, 2026 and December 31, 2025, we had $58.2 million and $62.1 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise in our company-owned

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.

We also offer additional optional product plans along with our lease-to-own agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost, and payment waivers in the event eligible customers become unemployed. Customers renew product plans in conjunction with their lease term renewals, and can cancel the plans at any time. We do not separate the lease and non-lease components for lease purchase agreements so revenue for product plans is recognized over the current term of the lease. Costs incurred related to product plans are primarily recognized in cost of revenues.

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

Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At June 30, 2026 and December 31, 2025, the amount of deferred revenue included in accrued liabilities related to extended service plans was inconsequential to our financial statements.

Subscriptions and fees. Subscription payments in our Brigit segment are received on a monthly basis from customers who elect access to the Plus or Premium subscription tiers of the Brigit mobile application and/or web browser. This payment can range based on a variety of factors and higher cost tiers generally offer additional services. Brigit continually fulfills obligations to each customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Revenue for the Plus and Premium subscription tiers are recognized over the subscription term. Customers pay subscriptions at the end of the term. Price concessions are granted to customers who have insufficient funds and are unable to make subscription payments when they are due.

We also receive payments from customers for optional transfer fees for expedited cash advances. Such expedited transfer fee payments from customers are recognized as revenue over the expected term of the associated customer cash advance. In addition, we also market promotional offers from our marketplace partners’ products and services in our mobile application. We receive a payment from our partners based on contractual terms, generally on the basis of customer traffic or conversions brought to such products or services. Marketplace revenues are recognized as customer traffic is added and conversions to the marketplace partners’ products and services occur.

Other. Other revenue primarily consists of franchise royalties, including franchisee contributions to corporate advertising funds, which represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as lease payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At June 30, 2026 and December 31, 2025, we had $1.1 million and $1.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

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

Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for both the six months ended June 30, 2026 and 2025 were $4.9 million, included in our merchandise sales revenues in our Condensed Consolidated Statements of Operations.

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

Receivables consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Trade and notes receivables(1)	$111,147	$112,490
Installment sales receivables	57,390	61,389
Customer cash advances	75,141	58,976
Total receivables	243,678	232,855
Less allowance for doubtful accounts(2)	(38,393)	(29,661)
Total receivables, net of allowance for doubtful accounts	$205,285	$203,194

(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $56.4 million and $55.9 million at June 30, 2026 and December 31, 2025, respectively, including $52.6 million and $51.9 million related to lease-to-own agreements for Acima Holdings and $3.5 million and $3.6 million related to lease-to-own agreements for Rent-A-Center at June 30, 2026 and December 31, 2025, respectively.

(2) Lease receivables are accrued on a net basis, adjusted for the probability of collection based on our assessment of historical collection rates, as described above. Therefore, we do not maintain a separate allowance for doubtful accounts related to our lease receivables.

The allowance for our franchising trade and notes receivables is determined by considering a number of factors, including the length of time receivables are past due, previous loss history, the franchisee’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Trade receivables that are more than 90 days past due are either written off or fully reserved in our allowance for doubtful accounts. Payments subsequently received on such receivables are recognized as contra-bad debt expense in our Condensed Consolidated Statements of Operations.

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

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The allowance for doubtful accounts related to franchising trade and notes receivables was $16.8 million and $12.7 million at June 30, 2026 and December 31, 2025, respectively, the allowance for doubtful accounts related to installment sales receivables was $12.3 million and $11.1 million at June 30, 2026 and December 31, 2025, respectively, and the allowance for doubtful accounts related to Brigit customer cash advances was $9.3 million and $5.9 million at June 30, 2026 and December 31, 2025, respectively.

Changes in our allowance for doubtful accounts are as follows:

(in thousands)	June 30, 2026
Beginning allowance for doubtful accounts	$29,661
Bad debt expense(1)	47,423
Accounts written off, net of recoveries	(38,691)
Ending allowance for doubtful accounts	$38,393

(1) Uncollectible installment payments, franchisee obligations, customer cash advances and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.

The details of Brigit customer cash advances aging are as follows:

	June 30, 2026
($ in thousands)	Amount	Percent
0-15 days	$53,747	72%
16-30 days	13,743	18%
31-45 days	4,918	7%
45+ days	2,733	3%
Customer cash advances before allowance for doubtful accounts	$75,141	100%

	December 31, 2025
($ in thousands)	Amount	Percent
0-15 days	$44,077	75%
16-30 days	9,844	17%
31-45 days	3,731	6%
45+ days	1,324	2%
Customer cash advances before allowance for doubtful accounts	$58,976	100%

Note 5 - Senior Debt

On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, providing for a seven-year $875 million senior secured term loan facility (the “Term Loan Facility”), as amended on September 21, 2021, June 15, 2023, May 28, 2024 and August 19, 2025, and an Asset Based Loan Credit Facility (the “ABL Credit Facility”), as amended on August 10, 2022, June 7, 2024 and August 29, 2025, providing for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million. Commitments under the ABL Credit Facility may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate.

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

As of June 30, 2026, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $5.6 million and $4.3 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.

We had outstanding borrowings of $120.0 million under our ABL Credit Facility at June 30, 2026 and borrowing capacity of $381.6 million, net of issued letters of credit of approximately $48.4 million. The amount outstanding under the Term Loan Facility was $868.4 million at June 30, 2026.

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

The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at June 30, 2026 was 5.73%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at June 30, 2026 was 0.375%.

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

The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of June 30, 2026, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.

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

Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 6.43% at June 30, 2026.

The Term Loan Facility is secured by a first-priority security interest in substantially all of our present and future tangible and intangible personal property, including our subsidiary guarantors, other than the ABL Priority Collateral, and by a second-priority security interest in the ABL Priority Collateral, subject to certain exceptions. The obligations under the Term Loan Facility are guaranteed by us and our material wholly owned domestic restricted subsidiaries that also guarantee the ABL Credit Facility.

The Term Loan Facility contains covenants that are usual and customary for similar facilities and transactions and that, among other things, restrict our ability and our restricted subsidiaries’ ability to create certain liens and enter into certain sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; consolidate or merge with, or convey, transfer or lease all or substantially all of our and our restricted subsidiaries’ assets, to another person; pay dividends or make other distributions on, or repurchase or redeem, our capital stock or certain other debt; and make other restricted payments. The Term Loan Facility also includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, in each case, subject to certain limitations described therein. These covenants are subject to a number of limitations and exceptions set forth in the governing documents of the Term Loan Facility.

The Term Loan Facility provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries.

The table below shows the scheduled maturity dates of our outstanding senior debt at June 30, 2026 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	120,000	—	120,000
2030	—	—	—
Thereafter	—	868,438	868,438
Total senior debt	$120,000	$868,438	$988,438

Note 6 - Senior Notes

On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of June 30, 2026, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $5.2 million.

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

Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2026 and December 31, 2025, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.

The fair value of our Notes is based on Level 1 inputs and was as follows at June 30, 2026:

	June 30, 2026
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$445,770	$(4,230)

Note 8 - Other Gains and Charges

Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During both the six months ended June 30, 2026 and 2025, we recognized approximately $21.9 million in amortization expense related to acquired intangible assets. We also recognized approximately $7.9 million in incremental depreciation expense related to acquired technology assets during both the six months ended June 30, 2026 and 2025. Depreciation expense for technology assets is reported under our Corporate segment.

Brigit Acquisition. As described in Note 2, on January 31, 2025, we completed the acquisition of Brigit, a leading holistic financial health technology company. Included in the aggregate consideration issued to the former owners of Brigit were 1,313,331 shares, valued at $39.1 million, issued under restricted stock agreements and subject to vesting conditions, which will be recognized as stock compensation expense over the vesting term, in accordance with ASC Topic 718, “Stock-based Compensation”. During the six months

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

ended June 30, 2026 and 2025, we recognized approximately $16.9 million and $10.5 million, respectively, in stock compensation expense related to these restricted stock agreements, in addition to $9.9 million and $6.1 million, respectively, related to Brigit's Replacement Awards and other agreement compensation. Stock-based and other acquisition-related compensation expense associated with the Brigit acquisition is reported under our Corporate segment. See Note 2 and Note 10 for additional information.

The fair value of assets acquired as part of the transaction included $152.3 million in intangible assets and $65.1 million in developed technology. During the six months ended June 30, 2026 and 2025, we recognized approximately $7.8 million and $6.5 million, respectively, in amortization expense related to acquired intangible assets. We also recognized approximately $4.7 million and $3.9 million in incremental depreciation expense related to acquired technology assets during the six months ended June 30, 2026 and 2025, respectively. Depreciation expense for technology assets is reported under our Corporate segment.

For the six months ended June 30, 2025, we recognized approximately $6.1 million in transaction costs associated with the closing of the transaction, reported under our Corporate segment.

Legal Matters. As disclosed further in Note 11 in this Quarterly Report on Form 10-Q and as previously disclosed, we are currently party to a filed regulatory lawsuit with the New York Attorney General, as well as a multistate and District of Columbia regulatory investigation by attorneys’ general offices, none of which we believe are representative of historical regulatory matters that arise in the ordinary course of our business. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We were also party to a recently settled certified class action brought on behalf of certain individuals who entered into rental purchase agreements and paid certain fees with the Company’s former Acceptance Now business in the state of California, and we were party to a recently settled patent infringement lawsuit. During the six months ended June 30, 2026 and 2025, we recorded estimated legal accruals of $2.0 million and $41.7 million, respectively, based on the then-current status of our legal matters, including the foregoing matters, and incurred related litigation and defense expenses of $0.9 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. Legal accruals for litigation matters and related defense expenses are reported under our Corporate segment. We will continue to evaluate and modify our estimated legal accruals as appropriate in future periods based on future developments.

Acima Fraudulent Lease-to-Own Contract Losses. As previously disclosed in our Form 8-K filed on July 22, 2026, the Company recently experienced cybersecurity incidents in which certain non-sensitive customer information and other documents were obtained without authorization. In connection with certain such incidents, we believe the information was subsequently used to facilitate fraudulent lease-to-own agreements, contributing to elevated fraudulent contract losses of approximately $13.3 million in our Acima segment during the three months ended June 30, 2026. The Company's investigation of these incidents is ongoing and may result in additional remediation expenses and fraudulent lease-to-own contract losses in subsequent periods.

Store Consolidations. In the second quarter of 2026 we initiated a strategic plan focused on optimizing our Rent-A-Center store footprint and operating model to better serve our markets. In connection with the initiation of this plan, we closed 69 Rent-A-Center stores in certain geographical markets, resulting in $1.6 million in lease impairment charges, $1.7 million in disposal of fixed assets and $0.7 million in other miscellaneous shutdown and holding costs for the three months ended June 30, 2026.

Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the six months ended June 30, 2025 due to this letter agreement was approximately $1.6 million. Stock-based compensation expense is reported under our Corporate segment.

Activity with respect to other gains and charges is summarized in the below table:

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Acima acquired assets depreciation and amortization	$14,944	$14,900	$29,888	$29,800
Brigit equity consideration vesting	12,197	6,405	16,913	10,464
Acima fraudulent lease-to-own contract losses	13,255	—	13,255	—
Brigit acquired assets depreciation and amortization	6,216	6,216	12,432	10,360
Brigit replacement awards and other compensation	4,435	4,977	9,930	6,072
Store consolidations	3,965	—	3,965	—
Legal matters	(1,061)	32,516	2,992	43,161
Labor reduction cost	524	—	2,183	—
Asset impairments and disposal	—	206	1,505	206
Brigit transaction costs	—	(109)	—	6,109
Accelerated stock compensation	—	—	—	1,599
Other	(48)	351	(213)	988
Total other gains and charges	$54,427	$65,462	$92,850	$108,759

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

Segment information is as follows:

	Three Months Ended June 30, 2026
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$603,529	$466,378	$71,144	$22,375	$1,163,426
Cost of revenues	405,380	149,433	7,087	6,688	568,588
Gross profit	198,149	316,945	64,057	15,687	594,838
Operating expenses
Operating labor	23,913	121,413	1,503	5,469	152,298
Non-labor operating expenses(1)	75,665	128,458	48,836	7,297	260,256
Depreciation and amortization	373	4,592	27	673	5,665
Other segment expenses(2)	24,755	7,824	6,179	2,520	41,278
Segment operating profit (loss)	73,443	54,658	7,512	(272)	135,341
Corporate					(81,082)
Operating profit					54,259
Interest expense					25,522
Interest income					(521)
Earnings before income taxes					$29,258

(1) Includes Lease Charge-Offs of $53.1 million and $21.5 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $18.0 million in the Brigit segment for the three months ended June 30, 2026.

(2) Includes certain general and administrative expenses and other gains and charges. See Note 8 for additional information regarding other gains and charges.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Six Months Ended June 30, 2026
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$1,252,219	$947,983	$138,814	$44,139	$2,383,155
Cost of revenues	859,970	313,839	14,835	13,211	1,201,855
Gross profit	392,249	634,144	123,979	30,928	1,181,300
Operating expenses
Operating labor	47,344	240,343	2,763	10,958	301,408
Non-labor operating expenses(1)	157,064	256,289	82,813	14,352	510,518
Depreciation and amortization	776	9,600	54	1,307	11,737
Other segment expenses(2)	36,356	10,976	12,275	4,676	64,283
Segment operating profit (loss)	150,709	116,936	26,074	(365)	293,354
Corporate					(161,657)
Operating profit					131,697
Interest expense					52,403
Interest income					(1,235)
Earnings before income taxes					$80,529

(1) Includes Lease Charge-Offs of $110.4 million and $42.5 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $31.9 million in the Brigit segment for the six months ended June 30, 2026.

(2) Includes certain general and administrative expenses and other gains and charges. See Note 8 for additional information regarding other gains and charges.

	Three Months Ended June 30, 2025
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$618,967	$467,118	$51,890	$19,561	$1,157,536
Cost of revenues	423,978	150,160	5,986	5,587	585,711
Gross profit	194,989	316,958	45,904	13,974	571,825
Operating expenses
Operating labor	24,403	119,127	1,065	4,497	149,092
Non-labor operating expenses(1)	76,741	119,532	28,300	5,571	230,144
Depreciation and amortization	353	5,238	18	484	6,093
Other segment expenses(2)	11,489	10,060	6,049	1,486	29,084
Segment operating profit	82,003	63,001	10,472	1,936	157,412
Corporate					(106,678)
Operating profit					50,734
Interest expense					28,523
Interest income					(638)
Earnings before income taxes					$22,849

(1) Includes Lease Charge-Offs of $57.6 million and $20.0 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $10.4 million in the Brigit segment for the three months ended June 30, 2025.

(2) Includes certain general and administrative expenses and other gains and charges. See Note 8 for additional information regarding other gains and charges.

	Six Months Ended June 30, 2025
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$1,256,254	$956,143	$83,751	$37,751	$2,333,899
Cost of revenues	874,814	316,359	9,992	10,780	1,211,945
Gross profit	381,440	639,784	73,759	26,971	1,121,954
Operating expenses
Operating labor	48,393	239,325	1,781	8,760	298,259
Non-labor operating expenses(1)	153,643	241,911	42,747	10,854	449,155
Depreciation and amortization	707	10,665	29	921	12,322
Other segment expenses(2)	22,986	18,467	9,901	3,277	54,631
Segment operating profit	155,711	129,416	19,301	3,159	307,587
Corporate					(194,238)
Operating profit					113,349
Interest expense					56,321
Interest income					(1,332)
Earnings before income taxes					$58,360

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1) Includes Lease Charge-Offs of $114.3 million and $40.4 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $15.4 million in the Brigit segment for the six months ended June 30, 2025.

(2) Includes certain general and administrative expenses and other gains and charges. See Note 8 for additional information regarding other gains and charges.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures
Acima	$474	$118	$474	$430
Rent-A-Center	5,655	5,626	7,083	8,117
Brigit	46	259	87	305
Mexico	888	1,135	2,048	1,779
Total operating segments	7,063	7,138	9,692	10,631
Corporate	8,435	11,109	21,770	18,192
Total capital expenditures	$15,498	$18,247	$31,462	$28,823

(in thousands)	June 30, 2026	December 31, 2025
On rent rental merchandise, net
Acima	$616,540	$710,844
Rent-A-Center	441,232	465,076
Mexico	27,936	26,362
Total on rent rental merchandise, net	$1,085,708	$1,202,282

(in thousands)	June 30, 2026	December 31, 2025
Held for rent rental merchandise, net
Acima	$167	$164
Rent-A-Center	105,371	100,893
Mexico	11,684	13,468
Total held for rent rental merchandise, net	$117,222	$114,525

(in thousands)	June 30, 2026	December 31, 2025
Assets by segment
Acima	$1,159,452	$1,280,771
Rent-A-Center	967,037	1,016,293
Brigit	437,765	430,232
Mexico	60,442	62,602
Total operating segments	2,624,696	2,789,898
Corporate	479,063	486,183
Total assets	$3,103,759	$3,276,081

Note 10 - Common Stock and Stock-Based Compensation

Stock Repurchase Program

In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases of our common stock during the six months ended June 30, 2026 and 2025. Approximately $235.0 million remains available for repurchases under the current authorization at June 30, 2026.

Stock-Based Compensation

We recognized $5.3 million and $5.0 million in compensation expense related to stock awards issued under the Upbound Group, Inc. 2026 Long-Term Incentive Plan (the "2026 Plan"), Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended June 30, 2026 and 2025, respectively, and $12.2 million and $12.6

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

million during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we granted 601,187 market-based performance units and 745,305 time-vesting units under the 2021 Plan. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the six months ended June 30, 2026 was $27.22 and $21.95, respectively.

As described in Note 2, in connection with the acquisition of Brigit on January 31, 2025, we issued to the former owners of Brigit approximately 2.7 million common shares valued at $29.75 per share, as of the Closing Date. Of this total, 1,313,331 common shares, valued at approximately $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $12.2 million and $6.4 million in stock compensation expense related to these restricted stock agreements during the three months ended June 30, 2026 and 2025, respectively, and $16.9 million and $10.5 million during the six months ended June 30, 2026 and 2025, respectively, recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations. Stock compensation expense recognized during the three and six months ended June 30, 2026 related to these restricted stock agreements included $8.3 million attributable to the acceleration of vesting provisions for Brigit's former owners who transitioned from Brigit operational leadership roles to external advisory roles in the second quarter of 2026.

On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the six months ended June 30, 2025 due to this letter agreement was approximately $1.6 million, and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

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

At June 30, 2026 and December 31, 2025, we had estimated legal accruals of $60.2 million and $72.0 million, respectively, included in accrued liabilities in our Condensed Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. Included in the $60.2 million estimated legal accrual at June 30, 2026 are the ultimate cash amounts that we currently expect to pay as part of the Multistate and District of Columbia Attorneys’ General matters described further below if we are able to enter a final, binding settlement agreement with the Multistate, which cannot be assured. However, as of the date of this Quarterly Report on Form 10-Q, other than as stated in the immediately preceding sentence with respect to the Multistate and District of Columbia Attorneys’ General matters, we cannot reasonably predict the ultimate resolution of our

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

pending legal proceedings, governmental inquiries and investigations (which include, but are not limited to, the matters discussed below) and, therefore, are unable to estimate a range of losses related to these matters that may be reasonably possible to occur. In addition to our estimated legal accruals, as of June 30, 2026 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below and other pending legal matters.

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

Multistate and District of Columbia Attorneys’ General Investigations. In November 2021, Acima received notice of a multistate investigation by a coalition of state attorneys general (the "Multistate") into the business acts and practices of Acima. Based on our discussions with the Multistate, it is our understanding that the investigation involves forty-three states. The District of Columbia previously participated in the investigation but pursued a separate resolution and entered into a final settlement agreement with Acima during the first quarter of 2026.

We continue to engage in settlement discussions with the Multistate and believe we are nearing a non-binding agreement in principle regarding the primary monetary and injunctive terms of a potential settlement, although any final binding settlement remains subject to negotiation and execution of definitive settlement agreements with each of the states in the Multistate, which we cannot assure you will be achieved. As of the date of this Quarterly Report on Form 10-Q, we are continuing to actively discuss the potential resolution of these matters with the multistate group with the objective of finalizing settlement agreements in the near term. We are unable to provide assurance that we will be able to reach final binding settlement agreements. Any resolution of these matters would include monetary relief, reporting and other provisions, including a release of claims by the Attorneys’ General offices and injunctive relief regarding various aspects of Acima’s business. If, however, we are unable to reach final binding settlement agreements, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.

New York Attorney General Litigation. The New York Attorney General (the “NYAG”) issued a subpoena to our Acima subsidiary in January 2020, prior to our acquisition of Acima, seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. On August 14, 2024, the NYAG filed a lawsuit against Acima alleging violations of various consumer financial protection laws and regulations and seeking injunctive relief, unspecified monetary relief and civil penalties and other relief. Acima filed a motion to dismiss the NYAG’s lawsuit. As of the date of filing this Quarterly Report on Form 10-Q, the trial court has not yet ruled on Acima’s motion to dismiss. Acima will continue to vigorously defend itself against the NYAG’s lawsuit. We cannot provide any assurance that Acima will be successful in defending against the NYAG’s litigation or that an adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.

McBurnie Litigation Settlement. We were a defendant in a certified class action entitled McBurnie, et al. v. Acceptance Now, LLC, brought on behalf of individuals who entered into a rental purchase agreement with the Company’s former Acceptance Now business in California and were charged a processing fee and/or an expedited fee. Plaintiffs alleged that such fees violated California state consumer protection laws. We denied the allegations in the case and we did not admit to any violations of law or any wrongdoing. However, to avoid additional expense, risk and distractions associated with further protracted litigation, we agreed to settle the litigation for a cash payment of $14.0 million. The settlement amount was fully accrued as a loss contingency in our consolidated financial statements as of December 31, 2025 and payment of the settlement amount was made in April 2026.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Note 12 - Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net earnings	$21,584	$15,485	$57,373	$40,278
Denominator:
Weighted-average shares outstanding	58,274	56,531	57,904	56,238
Effect of dilutive stock awards(1)	434	2,133	873	2,273
Weighted-average dilutive shares	58,708	58,664	58,777	58,511

Basic earnings per common share	$0.37	$0.27	$0.99	$0.72
Diluted earnings per common share(1)	$0.37	$0.26	$0.98	$0.69
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	992	792	822	103
Anti-dilutive performance share units	535	862	411	862
Anti-dilutive stock options	343	274	344	132

(1)
Weighted-average dilutive shares outstanding for both the three and six months ended June 30, 2025 includes approximately 1.3 million common shares issued in connection with the acquisition of Brigit and subject to vesting conditions under restricted stock agreements.

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

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially and adversely depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•
difficulties encountered in managing the financial and operational performance of our multiple business segments;
•
risks associated with pricing, value proposition and other changes to our consumer offerings and strategies being deployed in our businesses;
•
our ability to continue to effectively execute our strategic initiatives, including mitigating risks associated with any potential additional mergers and acquisitions, or lease-to-own refranchising opportunities;
•
our ability to effectively provide consumers with additional products and services beyond lease-to-own and products and services currently offered by our Brigit segment, including through third-party partnerships;
•
the possibility that costs, difficulties or disruptions related to the integration of Brigit operations into our other operations will be greater than expected;
•
the possibility that the anticipated benefits from the Brigit acquisition may not be fully realized or may take longer to realize than expected;
•
the general strength of the economy and other economic conditions affecting consumer preferences, spending and payment behaviors, including the availability of credit to our target consumers and to other consumers, impacts from continued or renewed inflation, central bank monetary policy initiatives to address inflation concerns, and a possible recession or slowdown in economic growth;
•
failure to effectively manage our operating labor and non-labor operating expenses, including failure to effectively optimize our proprietary algorithms and customer decisioning tools to limit merchandise losses for our lease-to-own offerings;

•
our ability to retain the revenue associated with acquired lease-to-own customer accounts and enhance the performance of acquired stores;
•
factors affecting the disposable income available to our current and potential customers;
•
changes in the unemployment rate;
•
capital market conditions, including changes in interest rates and availability of funding sources for us;
•
changes in our credit ratings;
•
our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•
disruptions caused by the operation of our information management systems or disruptions in the systems of our third-party retailers or other third parties with whom we do business;
•
risks related to our virtual lease-to-own business, including our ability to continue to develop and successfully implement the necessary technologies;
•
our ability to achieve the benefits expected from our integrated virtual and staffed third-party retailer offering and to successfully grow this business segment;
•
exposure to potential operating margin degradation due to the higher cost of merchandise and higher merchandise losses in our Acima segment compared to our Rent-A-Center segment;
•
additional risks associated with our Brigit segment and its consumer products and services, including managing losses, regulatory, licensing and other compliance risks, and risks associated with our Brigit segment’s reliance on regulated banks and on providers of third-party data and technology and other third-party service providers; and other new risks for our Company;
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
•
our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business and any legislative or other regulatory enforcement efforts or private party litigation or arbitration that seeks to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our lease-to-own business or to apply consumer credit laws to our Brigit segment’s non-credit consumer offerings, in each case including in connection with, but not limited to, the regulatory matters described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•
our transition to more-readily scalable “cloud-based” solutions;
•
our ability to continue to enhance digital or e-commerce capabilities, including mobile applications;
•
our ability to protect our proprietary intellectual property and to defend against allegations by third parties that any of our products, services or business activities may infringe against their intellectual property rights;
•
risks from development, deployment and governance of artificial intelligence (“AI”) and adjacent technologies, including technical failures or inaccuracies, rapid adoption by our competitors, and evolving regulatory requirements that may restrict certain AI uses or increase compliance costs;

•
our ability or that of our third-party retailers or other third parties with whom we do business to protect the integrity and security of customer, employee, supplier and third-party retailer or other third-party information, from adverse effects of hacking, computer viruses, cybersecurity attacks or similar disruptions;
•
impairment of our goodwill or other intangible assets;
•
disruptions in our supply chain;
•
limitations of, or disruptions in, our distribution network;
•
rapid inflation or deflation in the prices of our lease-to-own products and other related costs;
•
allegations of product safety and quality control issues, including recalls of goods we lease to customers;
•
our ability to execute, as well as the effectiveness of, lease-to-own store consolidations, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;
•
our available cash flow and our ability to generate sufficient cash flow to continue to fund the operations of our business;
•
increased competition from traditional competitors, virtual lease-to-own competitors, online retailers, Buy-Now-Pay-Later, earned wage access and financial health technology competitors and other fintech companies and other competitors, including subprime lenders;
•
our ability to identify and successfully market products and services that appeal to our current and future targeted customer segments and to accurately estimate the size of the total addressable market;
•
consumer preferences and perceptions of our brands;
•
our ability to enter into new rental or lease purchase agreements and collect on our existing rental or lease purchase agreements;
•
ongoing changes in tariff policies, including impacts from tariffs proposed or imposed by the current U.S. Presidential Administration on the price of imported goods, or consumer prices overall or other financial impacts of such tariffs or proposed or imposed retaliatory tariffs enacted by U.S. trading partners on our costs or target consumers;
•
adverse changes in the economic conditions of the industries, countries or markets that we serve;
•
information technology and data security costs;
•
the impact of breaches in data security or other disturbances to our information technology and other networks;
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

On January 31, 2025, we completed the acquisition of Brigit, a holistic financial health technology company that has helped millions of customers improve their financial health and literacy, find ways to earn and save money, obtain early access to their earned wages ("cash advances"), build their credit through savings and protect themselves from identity theft. Its mission is to help customers build a better financial future. See Note 2 in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “UPBD.”

Executive Summary

Our Strategy

Our strategy is focused on achieving our mission to elevate financial opportunity for all and growing our business through emphasis on the following key initiatives:

•
At Acima, grow penetration with current Acima third-party retailers and build on our strength with small to medium size businesses while also adding new national and regional third-party retailers to our platform and expanding our direct-to-consumer channels;
•
At Brigit, continue to grow Brigit’s earned wages access, credit builder and other existing products and increase Brigit’s portfolio of products;
•
At Rent-A-Center, accelerate the shift to e-commerce, improve the fully integrated omni-channel customer experience and expand product categories, which we expect will increase brand awareness and customer loyalty;
•
Leverage data analytics capabilities to attract new customers, approve more customers and mitigate risk across business segments;
•
Execute on market opportunities and enhance our competitive position across both traditional and virtual lease-to-own solutions, and implement complementary products and services that supplement our current offerings and provide our customers more financial alternatives; and
•
Upgrade and integrate technology platforms to allow for an enhanced consumer experience, third-party retailer and waterfall integration, consumer transaction process and coworker efficiency.

As we pursue our strategy, we have taken, and may in the future take, advantage of joint venture, partnership, or merger and acquisition opportunities from time to time that advance our key initiatives and elevate the financial mobility of underserved consumers.

Recent Developments

Acima Fraudulent Lease-to-Own Contract Losses. As previously disclosed in our Form 8-K filed on July 22, 2026, the Company recently experienced cybersecurity incidents in which certain non-sensitive customer information and other documents were obtained without authorization. In connection with certain such incidents, we believe the information was subsequently used to facilitate fraudulent lease-to-own agreements, contributing to elevated fraudulent contract losses of approximately $13 million in our Acima segment during the three months ended June 30, 2026. Please reference Note 8 for additional discussion of our reporting of the associated fraudulent lease-to-own contract losses in our Consolidated Statement of Operations.

Upon identifying the data compromise, we promptly began implementing mitigation and remediation measures. These measures, implemented in coordination with external cybersecurity experts, include enhanced authentication controls, additional fraud detection and monitoring capabilities, and other security enhancements. Federal law enforcement was also notified of the incidents.

Our investigation of these incidents remains ongoing and may result in additional remediation and other expenses and fraudulent lease-to-own contract losses in subsequent periods. We may make any legal or regulatory notifications as appropriate based on its investigation findings. Based on our current knowledge of the quantitative and qualitative facts and circumstances related to the incidents, we believe the incidents are not material. Should any of the relevant facts and circumstances substantively change, we will reassess our materiality considerations in accordance with Item 1.05 of Form 8-K.

Dividend. On June 2, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share. The dividend was paid on July 7, 2026 to our common stockholders of record as of the close of business on June 16, 2026.

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

Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues have increased over time as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the six months ended June 30, 2026 and 2025, e-commerce revenues represented approximately 28% and 27% of total lease-to-own revenues, respectively. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact on our financial statements in future periods or be ultimately favorable or unfavorable to our financial results.

Results of Operations

The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the six months ended June 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Lease Charge-Offs (“LCOs”) (previously referred to as “skip / stolen losses”): Represents charge-offs of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenues for the applicable period. For the Rent-A-Center segment, LCOs exclude Get It Now, Home Choice and franchise-owned Rent-A-Center locations. For the Acima segment, LCOs exclude fraudulent lease-to-own contract losses.

Brigit Net Advance Losses: Represents charge-offs of Brigit uncollectible cash advances that are more than 45 days past due. This is typically expressed as a percentage of total cash advances originated in the applicable period.

Overview

We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico. The following briefly summarizes our financial performance for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 on a consolidated basis and for our operating segments.

During the first six months ended June 30, 2026, consolidated revenues and gross profit increased by approximately $49.3 million and $59.3 million, respectively, primarily due to an increase in Brigit segment revenues, partially offset by decreases in Rent-A-Center and Acima segment revenues described below. Operating profit increased by approximately $18.4 million, primarily due to the increase in gross profit noted above and decreases in general and administrative expenses and other gains and charges of $10.4 million and $15.9 million, respectively, partially offset by increases in non-labor operating expenses of $61.3 million.

Acima segment revenues decreased approximately $4.1 million for the six months ended June 30, 2026, primarily due to lower merchandise sales revenues of $7.3 million, partially offset by fewer customers electing early purchase options in 2026 resulting in higher rentals and fees revenues of $3.5 million. Operating profit decreased approximately $5.0 million for the six months ended June 30, 2026, primarily due to increases in other gains and charges and non-labor operating expenses of $13.3 million and $3.4 million, respectively, partially offset by an increase in gross profit of $10.8 million. See “Segment Performance” below for further discussion of Acima segment operating results for the six months ended June 30, 2026.

Revenues in our Rent-A-Center segment decreased approximately $8.2 million for the six months ended June 30, 2026, primarily due to decreases in merchandise sales and other revenues of $8.4 million and $6.8 million, respectively, primarily resulting from fewer customers electing early purchase options and lower franchise revenues, partially offset by an increase in rentals and fees revenues of $7.0 million. Operating profit decreased approximately $12.5 million for the six months ended June 30, 2026, primarily due to a decrease in gross profit of approximately $5.7 million driven by lower revenues, in addition to higher non-labor operating expenses and operating labor expenses of approximately $14.4 million and $1.0 million, respectively, partially offset by a decrease in general and administrative expenses of approximately $11.1 million. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the six months ended June 30, 2026.

The Brigit segment revenues and gross profit increased by $55.0 million and $50.2 million, respectively, for the six months ended June 30, 2026, partially due to only five months being included in operating results for the six months ended June 30, 2025 following the Closing Date, in addition to an increase in Brigit subscription customers during the six months ended June 30, 2026. See “Segment Performance” below for further discussion of Brigit segment operating results for the six months ended June 30, 2026.

The Mexico segment revenues and gross profit increased by 16.9% and 14.7% for the six months ended June 30, 2026, respectively, primarily due to positive impacts of exchange rate fluctuations. See “Segment Performance” below for further discussion of Mexico segment operating results for the six months ended June 30, 2026.

Cash flow from operations was $294.0 million for the six months ended June 30, 2026. As of June 30, 2026, we held $105.3 million of cash and cash equivalents and had outstanding indebtedness of $1.4 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues
Rentals and fees	$903,704	$904,583	$(879)	(0.1)%	$1,820,129	$1,803,795	$16,334	0.9%
Merchandise sales	182,845	192,217	(9,372)	(4.9)%	413,051	428,462	(15,411)	(3.6)%
Subscriptions and fees	71,144	51,890	19,254	37.1%	138,814	83,751	55,063	65.7%
Other	5,733	8,846	(3,113)	(35.2)%	11,161	17,891	(6,730)	(37.6)%
Total revenues	1,163,426	1,157,536	5,890	0.5%	2,383,155	2,333,899	49,256	2.1%
Cost of revenues
Cost of rentals and fees	350,561	358,058	(7,497)	(2.1)%	708,188	710,604	(2,416)	(0.3)%
Cost of merchandise sold	210,940	221,667	(10,727)	(4.8)%	478,832	491,349	(12,517)	(2.5)%
Cost of subscriptions and fees	7,087	5,986	1,101	18.4%	14,835	9,992	4,843	48.5%
Total cost of revenues	568,588	585,711	(17,123)	(2.9)%	1,201,855	1,211,945	(10,090)	(0.8)%
Gross profit	594,838	571,825	23,013	4.0%	1,181,300	1,121,954	59,346	5.3%
Operating expenses
Operating labor	152,298	149,092	3,206	2.2%	301,408	298,259	3,149	1.1%
Non-labor operating expenses	260,256	230,144	30,112	13.1%	510,518	449,155	61,363	13.7%
General and administrative expenses	59,675	63,410	(3,735)	(5.9)%	116,765	127,197	(10,432)	(8.2)%
Depreciation and amortization	13,923	12,983	940	7.2%	28,062	25,235	2,827	11.2%
Other gains and charges	54,427	65,462	(11,035)	(16.9)%	92,850	108,759	(15,909)	(14.6)%
Total operating expenses	540,579	521,091	19,488	3.7%	1,049,603	1,008,605	40,998	4.1%
Operating profit	54,259	50,734	3,525	6.9%	131,697	113,349	18,348	16.2%
Interest expense, net	25,001	27,885	(2,884)	(10.3)%	51,168	54,989	(3,821)	(6.9)%
Earnings before income taxes	29,258	22,849	6,409	28.0%	80,529	58,360	22,169	38.0%
Income tax expense	7,674	7,364	310	4.2%	23,156	18,082	5,074	28.1%
Net earnings	$21,584	$15,485	$6,099	39.4%	$57,373	$40,278	$17,095	42.4%

Three Months Ended June 30, 2026, compared to Three Months Ended June 30, 2025

Revenue. Total revenues increased by $5.9 million, or 0.5%, to $1,163.4 million for the three months ended June 30, 2026, from $1,157.5 million for the three months ended June 30, 2025. This increase was primarily due to increases of approximately $19.2 million and $2.9 million in the Brigit and Mexico segments, respectively, partially offset by decreases of approximately $15.4 million and $0.7 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the “Segment Performance” section below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2026 decreased by $7.5 million, or 2.1%, to $350.6 million as compared to $358.1 million for the three months ended June 30, 2025. The decrease was primarily attributable to decreases of approximately $6.4 million and $2.0 million in the Acima and Rent-A-Center segments, respectively, driven by decreases in rentals and fees revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 38.8% for the three months ended June 30, 2026, as compared to 39.6% for the three months ended June 30, 2025.

Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $10.7 million, or 4.8%, to $210.9 million for the three months ended June 30, 2026, from $221.7 million for the three months ended June 30, 2025, primarily attributable to a decrease of $12.2 million in the Acima segment, driven by lower merchandise sales, partially offset by an increase of approximately $1.3 million in the Rent-A-Center segment. The gross margin percent of merchandise sales decreased to (15.4)% for the three months ended June 30, 2026, from (15.3)% for the three months ended June 30, 2025.

Gross Profit. Gross profit increased by $23.0 million, or 4.0%, to $594.8 million for the three months ended June 30, 2026, from $571.8 million for the three months ended June 30, 2025, primarily due to increases of $18.2 million, $3.1 million and $1.7 million in the Brigit, Acima and Mexico segments, respectively, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 51.1% for the three months ended June 30, 2026, from 49.4% for the three months ended June 30, 2025, primarily due to mix-shift changes between subscriptions and fees product categories in the Brigit segment and fewer customers exercising early purchase options in the Acima segment.

Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor increased by $3.2 million or 2.2% to $152.3 million for the three months ended June 30, 2026, as compared to $149.1 million for the three months ended June 30, 2025. Operating labor expressed as a percentage of total revenue was 13.1% for the three months ended June 30, 2026, as compared to 12.9% for the three months ended June 30, 2025.

Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $30.2 million, or 13.1%, to $260.3 million for the three months ended June 30, 2026, as compared to $230.1 million for the three months ended June 30, 2025, primarily due to increases of $20.5 million, $8.9 million and $1.7 million in the Brigit, Rent-A-Center and Mexico segments, respectively, partially offset by a decrease of $1.1 million in the Acima segment. The increase in the Brigit segment was primarily due to higher advertising expenses and customer advance losses of $9.1 million and $7.6 million, respectively, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Non-labor operating expenses expressed as a percentage of total revenue was 22.4% for the three months ended June 30, 2026, compared to 19.9% for the three months ended June 30, 2025.

General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $3.7 million, or (5.9)%, to $59.7 million for the three months ended June 30, 2026, as compared to $63.4 million for the three months ended June 30, 2025, primarily due to a decrease of approximately $6 million in the Rent-A-Center segment, partially offset by increases of $1.0 million in the Mexico segment and $1.5 million in Corporate costs. General and administrative expenses expressed as a percentage of total revenue was 5.1% for the three months ended June 30, 2026, compared to 5.5% for the three months ended June 30, 2025.

Other Gains and Charges. Other gains and charges decreased by $11.1 million to $54.4 million for the three months ended June 30, 2026, as compared to $65.5 million for the three months ended June 30, 2025. The decrease in other gains and charges was driven primarily by a decrease of $33.6 million in estimated legal accruals and related litigation and defense expenses as described in Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, partially offset by an increase of $13.3 million related to Acima fraudulent lease-to-own contract losses as discussed above, $5.3 million related to stock compensation expense associated with the vesting of a portion of the Brigit acquisition equity consideration, and $4.0 million related to store consolidations during the three months ended June 30, 2026.

Operating Profit. Operating profit increased by $3.6 million, or 6.9%, to $54.3 million for the three months ended June 30, 2026, as compared to $50.7 million for the three months ended June 30, 2025, primarily due to increases in revenues and gross profit, in addition to decreases in general and administrative expenses and other gains and charges, partially offset by an increase in non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 4.7% for the three months ended June 30, 2026, compared to 4.4% for the three months ended June 30, 2025.

Income Tax Expense. Income tax expense increased by $0.3 million to $7.7 million for the three months ended June 30, 2026, as compared to $7.4 million for the three months ended June 30, 2025, primarily due to the increase in earnings before income taxes partially offset by a lower effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six Months Ended June 30, 2026, compared to Six Months Ended June 30, 2025

Revenue. Total revenues increased by $49.3 million, or 2.1%, to $2,383.2 million for the six months ended June 30, 2026, from $2,333.9 million for the six months ended June 30, 2025. This increase was primarily due to increases of approximately $55.0 million and $6.3 million in the Brigit and Mexico segments, respectively, partially offset by decreases of approximately $8.2 million and $4.1 million in the Rent-A-Center and Acima segments, respectively, as discussed further in the “Segment Performance” section below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2026 decreased by $2.4 million, or 0.3%, to $708.2 million as compared to $710.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease of approximately $6.3 million in the Rent-A-Center segment, partially offset by increases of approximately $2.0 million and $1.9 million in the Acima and Mexico segments, respectively, driven by an increase in rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 38.9% for the six months ended June 30, 2026, as compared to 39.4% for the six months ended June 30, 2025.

Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $12.5 million, or 2.5%, to $478.8 million for the six months ended June 30, 2026, from $491.3 million for the six months ended June 30, 2025, primarily attributable to a decrease of $16.9 million in the Acima segment, driven by lower merchandise sales, partially offset by an increase of approximately $3.8 million in the Rent-A-Center segment. The gross margin percent of merchandise sales decreased to (15.9)% for the six months ended June 30, 2026, from (14.7)% for the six months ended June 30, 2025, primarily resulting from lower early purchase option exercises in the Rent-A-Center segment for the six months ended June 30, 2026.

Gross Profit. Gross profit increased by $59.3 million, or 5.3%, to $1,181.3 million for the six months ended June 30, 2026, from $1,122.0 million for the six months ended June 30, 2025, primarily due to increases of $50.2 million, $10.8 million and $3.9 million in the Brigit, Acima and Mexico segments, respectively, partially offset by a decrease of $5.7 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 49.6% for the six months ended June 30, 2026, from 48.1% for both the six months ended June 30, 2025.

Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor increased by $3.1 million to $301.4 million for the six months ended June 30, 2026, as compared to $298.3 million for the six months ended June 30, 2025. Operating labor expressed as a percentage of total revenue was 12.6% for the six months ended June 30, 2026, as compared to 12.8% for the six months ended June 30, 2025.

Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $61.3 million, or 13.7%, to $510.5 million for the six months ended June 30, 2026, as compared to $449.2 million for the six months ended June 30, 2025, due to increases of $40.1 million, $14.4 million, $3.5 million and $3.4 million in the Brigit, Rent-A-Center, Mexico and Acima segments, respectively. The increase in the Brigit segment was partially due to the six months ended June 30, 2025 including only five months of expenses after the Closing Date, in addition to higher advertising expenses and net advance losses of $18.5 million and $16.5 million, respectively. Non-labor operating expenses expressed as a percentage of total revenue was 21.4% for the six months ended June 30, 2026, compared to 19.2% for the six months ended June 30, 2025.

General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses decreased by $10.4 million, or (8.2)%, to $116.8 million for the six months ended June 30, 2026, as compared to $127.2 million for the six months ended June 30, 2025, primarily due to a decrease in bad debt expense of $8.1 million related to franchising trade receivables. General and administrative expenses expressed as a percentage of total revenue was 4.9% for the six months ended June 30, 2026, compared to 5.4% for the six months ended June 30, 2025.

Other Gains and Charges. Other gains and charges decreased by $15.9 million or (14.6)% to $92.9 million for the six months ended June 30, 2026, as compared to $108.8 million for the six months ended June 30, 2025. The decrease in other gains and charges was driven primarily by a decrease of $40.2 million in estimated legal accruals and related litigation and defense expenses as described in Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, partially offset by an increase of $13.3 million related to Acima fraudulent lease-to-own contract losses as discussed above, $6.1 million related to stock compensation expense associated with the vesting of a portion of the Brigit acquisition equity consideration, and $4.0 million related to store consolidations in the first half of 2026.

Operating Profit. Operating profit increased by $18.4 million, or 16.2%, to $131.7 million for the six months ended June 30, 2026, as compared to $113.3 million for the six months ended June 30, 2025, primarily due to increases in revenues and gross profit, in addition to decreases in general and administrative expenses and other gains and charges, partially offset by an increase in non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 5.5% for the six months ended June 30, 2026, compared to 4.9% for the six months ended June 30, 2025.

Income Tax Expense. Income tax expense increased by $5.1 million to $23.2 million for the six months ended June 30, 2026, as compared to $18.1 million for the six months ended June 30, 2025, primarily due to the increase in earnings before income taxes for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Segment Performance

Acima segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$603,529	$618,967	$(15,438)	(2.5)%	$1,252,219	$1,256,254	$(4,035)	(0.3)%
Gross profit	198,149	194,989	3,160	1.6%	392,249	381,440	10,809	2.8%
Operating profit	73,443	82,003	(8,560)	(10.4)%	150,709	155,711	(5,002)	(3.2)%
Gross merchandise volume(1)	466,195	522,092	(55,897)	(10.7)%	893,279	976,225	(82,946)	(8.5)%

(1)
See Key Metrics described above for additional information.

Revenues. The decrease in revenues for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to a decrease in rentals and fees revenues of $9.1 million and a decrease in merchandise sales revenue of $6.0 million, driven by lower GMV. In addition the decrease in revenues for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 was partially due to a decrease in merchandise sales revenue of $7.3 million, offset by an increase in rentals and fees revenues of $3.5 million.

Gross Profit. Gross profit increased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, primarily driven by fewer customers exercising early purchase options. Gross profit as a percentage of segment revenues increased to 32.8% and 31.3% for the three and six months ended June 30, 2026, respectively, compared to 31.5% and 30.4% for the three and six months ended June 30, 2025, respectively, primarily due to fewer customers exercising early purchase options.

Operating Profit. Operating profit as a percentage of segment revenues decreased to 12.2% and 12.0% for the three and six months ended June 30, 2026, respectively, compared to 13.2% and 12.4% for the three and six months ended June 30, 2025, respectively. The decrease in operating profit for the three and six months ended June 30, 2026 was primarily due to an increase in other charges of $13.3 million for both the three and six months ended June 30, 2026, related to Acima fraudulent lease-to-own contract losses as discussed above, partially offset by the increase in gross profit described above. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of segment revenues, were approximately 8.8% for both the three and six months ended June 30, 2026, compared to 9.3% and 9.1% for the three and six months ended June 30, 2025, respectively. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of segment revenues, were approximately 0.5% for both the three and six months ended June 30, 2026 compared to 0.4% and 0.3% for the three and six months ended June 30, 2025, respectively.

Rent-A-Center segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$466,378	$467,118	$(740)	(0.2)%	$947,983	$956,143	$(8,160)	(0.9)%
Gross profit	316,945	316,958	(13)	(0.0)%	634,144	639,784	(5,640)	(0.9)%
Operating profit	54,658	63,001	(8,343)	(13.2)%	116,936	129,416	(12,480)	(9.6)%
Lease portfolio value(1)					132,083	128,469	3,614	2.8%
Same store lease portfolio value(1)					109,176	105,519	3,657	3.5%
Change in same store revenue(1)				1.6%				1.0%
Stores in same store revenue calculation				1,492				1,492

(1)
See Key Metrics described above for additional information.

Revenues. The decrease in revenue for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to decreases in merchandise sales of $3.5 million and $8.4 million, respectively, primarily resulting from fewer customers electing early purchase options and lower franchise revenues, partially offset by increases in rentals and fees of $5.9 million and $7.0 million, respectively.

Gross Profit. Gross profit decreased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 67.9% and 66.9% for both the three and six months ended June 30, 2026 and three and six months ended June 30, 2025.

Operating Profit. Operating profit as a percentage of segment revenues was 11.7% and 12.3% for the three and six months ended June 30, 2026, respectively, compared to 13.5% for both the three and six months ended June 30, 2025, respectively. The decrease in operating profit margin for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was partially driven by the decrease in gross profit described above, in addition to increases in merchandise losses, advertising expenses, and insurance costs. Merchandise losses in our company-owned Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 5.0% and 4.8% for the three and six months ended June 30, 2026, respectively, compared to 4.7% for both the three and six months ended June 30, 2025. Other merchandise losses in our company-owned Rent-A-Center lease-to-own stores, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.1% and 1.0% for the three and six months ended June 30, 2026, respectively, compared to 1.0% and 0.9% for the three and six months ended June 30, 2025, respectively. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.

Brigit segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$71,144	$51,890	$19,254	37.1%	$138,814	$83,751	$55,063	65.7%
Gross profit	64,057	45,904	18,153	39.5%	123,979	73,759	50,220	68.1%
Operating profit	7,512	10,472	(2,960)	-28.3%	26,074	19,301	6,773	35.1%
Brigit paying users(1)					1,719,061	1,320,272

(1) See Key Metrics described above for additional information.

Revenues. The increase in revenues for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, was partially due to the six months ended June 30, 2025 including only five months of revenues after the Closing Date, in addition to an increase in Brigit subscription customers. The Brigit segment revenues included increases of $37.5 million, $9.0 million and $7.6 million in subscription revenue, transfer fee revenue and marketplace revenue, respectively.

Gross Profit. Gross profit as a percentage of segment revenues was 90.2% and 89.3% for the three and six months ended June 30, 2026, respectively, as compared to 88.5% and 88.1% for the three and six months ended June 30, 2025, respectively. The increase was primarily due to mix-shift changes between subscriptions and fees product categories.

Operating Profit. Operating profit as a percentage of segment revenues was 10.6% and 18.8% for the three and six months ended June 30, 2026, respectively, compared to 20.2% and 23.0% for the three and six months ended June 30, 2025, respectively, primarily driven by increases in net advance losses and advertising expenses. Net advance losses expressed as a percentage of total cash advances originated were approximately 3.6% for both the three and six months ended June 30, 2026. Net advance losses expressed as a percentage of total cash advances originated were approximately 2.6% for both the three and six months ended June 30, 2025.

Please refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Brigit that was completed on January 31, 2025.

Mexico segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$22,375	$19,561	$2,814	14.4%	$44,139	$37,751	$6,388	16.9%
Gross profit	15,687	13,974	1,713	12.3%	30,928	26,971	3,957	14.7%
Operating profit (loss)	(272)	1,936	(2,208)	nm	(365)	3,159	(3,524)	nm
Change in same store revenue(1)				(0.7)%				0.4%
Stores in same store revenue calculation				124				124

nm - percent change is not meaningful for comparison

(1)
See Key Metrics described above for additional information.

Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $2.5 million and $5.4 million for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. On a constant currency basis, revenues for the three and six months ended June 30, 2026 increased approximately $0.3 million and $1.0 million, respectively, compared to the three and six months ended June 30, 2025.

Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $1.7 million and $3.8 million for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. On a constant currency basis, gross profit for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was relatively flat. On a constant currency basis, gross profit for the six months ended June 30, 2026, increased by approximately $0.2 million, as compared to the six months ended June 30, 2025. Gross profit as a percentage of segment revenues was 70.1% for both the three and six months ended June 30, 2026, compared to 71.4% for both the three and six months ended June 30, 2025.

Operating Profit (Loss). Operating profit (loss) was negatively impacted by exchange rate fluctuations of approximately $0.1 million for both the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. On a constant currency basis, operating profit (loss) for the three and six months ended June 30, 2026 decreased by approximately $2.1 million and $3.4 million, respectively, as compared to the three and six months ended June 30, 2025. Operating profit (loss) as a percentage of segment revenues decreased to (1.3)% and (0.9)% for the three and six months ended June 30, 2026, respectively, compared to 9.9% and 8.4% for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Overview. For the six months ended June 30, 2026, net cash provided by operating activities was $294.0 million, and we received $205.0 million in cash proceeds from indebtedness. During the same period, we used $353.4 million for debt repayments, $46.0 million for dividends, $42.6 million for customer cash advance originations net of collections, and $31.5 million for capital expenditures. We ended the second quarter of 2026 with $105.3 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.

Analysis of Cash Flow. Cash provided by operating activities increased by $119.9 million to $294.0 million for the six months ended June 30, 2026, from $174.1 million for the six months ended June 30, 2025, primarily due to an increase of approximately $85.0 million in cash provided by net earnings (net earnings less adjustments to reconcile net earnings to net cash provided by operating activities) and lower inventory purchases of approximately $67.2 million, net of a decrease of approximately $18.6 million of customer lease buyouts through early purchase options, lease charge-offs, and other merchandise losses, driven by lower inventory purchases in the Acima segment resulting from an 8.5% decrease in GMV for the six months ended June 30, 2026. These impacts were partially offset by payment of legal settlements of $15.9 million and a year-over-year increase of approximately $13.8 million in payments of outstanding inventory and trade payables primarily due to higher payments of outstanding inventory payables made for the six months ended June 30, 2026.

Cash used in investing activities decreased by $260.2 million to $73.3 million for the six months ended June 30, 2026, compared to $333.5 million for the six months ended June 30, 2025, primarily due to payment of cash consideration for the acquisition of Brigit of $275.9 million for the six months ended June 30, 2025, partially offset by an increase of $14.0 million in net originations and collections of customer cash advances and an increase of $2.6 million in capital expenditures for the six months ended June 30, 2026.

Cash used in financing activities was $(236.3) million for the six months ended June 30, 2026, compared to cash provided of $204.6 million for the six months ended June 30, 2025. The change in cash used in financing activities compared to the prior year period resulted from lower borrowings under the ABL Credit Facility of $344.0 million during the six months ended June 30, 2026, in addition to higher repayments of outstanding borrowings under the ABL Credit Facility of $59.0 million and payment of the first installment of the Deferred Consideration of $37.5 million related to the Brigit acquisition as mentioned in Note 2. Cash provided from debt proceeds for the six months ended June 30, 2025 were primarily utilized for the Brigit acquisition.

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

We generally utilize our ABL Credit Facility for the issuance of letters of credit to manage normal fluctuations in operational cash flow caused by the timing of cash payments relative to cash receipts, and to potentially fund strategic initiatives including acquisitions. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At July 23, 2026, we had approximately $74.2 million in cash on hand and $336.6 million available under our ABL Credit Facility.

Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Lease charge-offs	$79,879	$81,956	$166,780	$163,862
Other merchandise losses(1)	8,191	7,007	15,500	12,566
Total merchandise losses	$88,070	$88,963	$182,280	$176,428

(1)
Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $31.5 million and $28.8 million on capital expenditures during the six months ended June 30, 2026 and 2025, respectively.

Acquisitions and New Location Openings. The table below summarizes the store location activity for the six-month period ended June 30, 2026 for our Rent-A-Center and Mexico operating segments.

	Rent-A-Center	Mexico	Total
Locations at beginning of period	2,075	136	2,211
New location openings	—	8	8
Closed locations
Merged with existing locations	(70)	—	(70)
Sold or closed with no surviving location(1)	(42)	(1)	(43)
Locations at end of period(2)	1,963	143	2,106

(1)
Includes closure of 41 Rent-A-Center franchisee store locations.
(2)
Rent-A-Center includes 1,651 company-owned and 312 franchisee store locations

Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as most recently amended on August 29, 2025, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of July 23, 2026, was 5.74%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029 (subject to certain springing maturity provisions), at which time all amounts borrowed must be repaid.

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

On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as most recently amended on August 19, 2025, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $625 million (plus additional amounts subject to the satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of July 23, 2026 was 6.43%.

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

At July 23, 2026, we had outstanding borrowings of $868.4 million under the Term Loan Facility and available commitments of $336.6 million under our ABL Credit Facility, net of letters of credit.

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

Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2036. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of June 30, 2026, our total remaining obligation for existing store lease contracts was approximately $357.3 million.

We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of June 30, 2026, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $0.6 million.

We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2030 with rental rates adjusted periodically for inflation. As of June 30, 2026, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.2 million.

Uncertain Tax Position. As of June 30, 2026, we have recorded $1.0 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of June 30, 2026, unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time, or will not have a material impact on our consolidated financial statements upon adoption.

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

As of June 30, 2026, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $868.4 million outstanding under the Term Loan Facility and $120.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value of the Term Loan Facility and ABL Credit Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at June 30, 2026, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.9 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of June 30, 2026.

Foreign Currency Translation

We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting. For the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Contracts

2026 Long-Term Incentive Plan

10.1	Upbound Group, Inc. 2026 Long-term Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 dated as of June 3, 2026.)

10.2	First Amendment to the Upbound Group, Inc. 2026 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated as of June 3, 2026)

10.3

Form of Upbound Group, Inc. 2026 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (RSU) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated as of June 3, 2026)

10.4

Form of Upbound Group, Inc. 2026 Long-Term Incentive Plan Performance Stock Unit Award Agreement (PSU) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated as of June 3, 2026)

10.5

Form of Upbound Group, Inc. 2026 Long-Term Incentive Plan Director Deferred Stock Unit Award Agreement (DSU) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated as of June 3, 2026)

10.6*	Form of Upbound Group, Inc. 2026 Long-Term Incentive Plan Performance Stock Unit Award Agreement (PSU) (effective August 2026)

Other Exhibits and Certifications

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Hal Khouri

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Hal Khouri

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPBOUND GROUP, INC.

By:	/S/ HAL KHOURI
Hal Khouri
EVP, Chief Financial Officer

Date: July 30, 2026