Form 10-Q
period 2026-09-30
UPBOUND GROUP, INC.
filed 2026-10-30
CIK 933036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2026:

Class	Outstanding
Common stock, $.01 par value	58,302,380

i

Item 1. Condensed Consolidated Financial Statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except per share data)
Revenues
Rentals and fees	$881,264	$901,342	$2,701,393	$2,705,137
Merchandise sales	180,165	198,095	593,216	626,557
Subscriptions and fees	78,775	57,663	217,589	141,414
Other	5,957	7,617	17,118	25,508
Total revenues	1,146,161	1,164,717	3,529,316	3,498,616
Cost of revenues
Cost of rentals and fees	345,213	364,146	1,053,401	1,074,750
Cost of merchandise sold	212,828	230,864	691,660	722,213
Cost of subscriptions and fees	7,901	6,631	22,736	16,623
Total cost of revenues	565,942	601,641	1,767,797	1,813,586
Gross profit	580,219	563,076	1,761,519	1,685,030
Operating expenses
Operating labor	147,408	151,726	448,816	449,985
Non-labor operating expenses	254,034	242,078	764,552	691,233
General and administrative expenses	60,922	50,248	177,687	177,445
Depreciation and amortization	14,192	12,900	42,254	38,135
Other gains and charges	32,482	53,371	125,332	162,130
Total operating expenses	509,038	510,323	1,558,641	1,518,928
Operating profit	71,181	52,753	202,878	166,102
Debt refinancing charges	—	4,894	—	4,894
Interest expense	25,067	28,662	77,470	84,983
Interest income	(613)	(673)	(1,848)	(2,005)
Earnings before income taxes	46,727	19,870	127,256	78,230
Income tax expense	12,456	6,649	35,612	24,731
Net earnings	$34,271	$13,221	$91,644	$53,499
Basic earnings per common share	$0.59	$0.23	$1.58	$0.95
Diluted earnings per common share	$0.58	$0.22	$1.56	$0.91

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Net earnings	$34,271	$13,221	$91,644	$53,499
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(232) and $175 and $49 and $802 for the three and nine months ended September 30, 2026 and 2025, respectively	(871)	659	185	3,016
Total other comprehensive (loss) income	(871)	659	185	3,016
Comprehensive income	$33,400	$13,880	$91,829	$56,515

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
(in thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$125,097	$120,528
Receivables, net of allowance for doubtful accounts of $39,027 and $29,661 in 2026 and 2025, respectively	206,404	203,194
Prepaid expenses and other assets	118,533	153,010
Rental merchandise, net
On rent	1,043,829	1,202,282
Held for rent	143,408	114,525
Merchandise held for installment sale	4,940	5,205
Property assets, net of accumulated depreciation of $580,823 and $556,812 in 2026 and 2025, respectively	293,791	310,126
Operating lease right-of-use assets	267,146	272,692
Deferred tax asset	56,587	56,767
Goodwill	488,158	488,158
Other intangible assets, net	304,157	349,594
Total assets	$3,052,050	$3,276,081
LIABILITIES
Accounts payable – trade	$125,266	$154,042
Accrued liabilities	408,502	461,026
Operating lease liabilities	283,226	286,798
Deferred tax liability	137,481	108,591
Senior debt, net	902,128	1,126,030
Senior notes, net	445,323	443,854
Total liabilities	2,301,926	2,580,341
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 250,000,000 shares authorized; 129,421,210 and 128,996,814 shares issued as of September 30, 2026 and December 31, 2025, respectively	1,131	1,127
Additional paid-in capital	1,605,150	1,573,895
Retained earnings	1,041,598	1,018,658
Treasury stock at cost, 71,119,833 and 71,060,928 shares as of September 30, 2026 and December 31, 2025	(1,890,966)	(1,890,966)
Accumulated other comprehensive loss	(6,789)	(6,974)
Total stockholders’ equity	750,124	695,740
Total liabilities and stockholders’ equity	$3,052,050	$3,276,081

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Total
(in thousands)
Balance at December 31, 2025	128,997	$1,127	$1,573,895	$1,018,658	$(1,890,966)	$(6,974)	$695,740
Net earnings	—	—	—	35,789	—	—	35,789
Other comprehensive loss	—	—	—	—	—	(249)	(249)
Exercise of stock options	12	—	146	—	—	—	146
Vesting of restricted share units, net of shares withheld for employee taxes	401	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(4,505)	—	—	—	(4,505)
Stock-based compensation	—	—	11,625	—	—	—	11,625
Dividends declared(1)	—	—	185	(22,999)	—	—	(22,814)
Balance at March 31, 2026	129,410	$1,131	$1,581,342	$1,031,448	$(1,890,966)	$(7,223)	$715,732
Net earnings	—	—	—	21,584	—	—	21,584
Other comprehensive income	—	—	—	—	—	1,305	1,305
Exercise of stock options	2	—	38	—	—	—	38
Vesting of restricted share units, net of shares withheld for employee taxes	5	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(151)	—	—	—	(151)
Stock-based compensation	—	—	17,519	—	—	—	17,519
Dividends declared(1)	—	—	111	(22,788)	—	—	(22,677)
Balance at June 30, 2026	129,417	$1,131	$1,598,859	$1,030,244	$(1,890,966)	$(5,918)	$733,350
Net earnings	—	—	—	34,271	—	—	34,271
Other comprehensive loss	—	—	—	—	—	(871)	(871)
Exercise of stock options	1	—	2	—	—	—	2
Vesting of restricted share units, net of shares withheld for employee taxes	3	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	6,167	—	—	—	6,167
Dividends declared(1)	—	—	123	(22,917)	—	—	(22,794)
Balance at September 30, 2026	129,421	$1,131	$1,605,150	$1,041,598	$(1,890,966)	$(6,789)	$750,124

(1) Cash dividends declared for the three and nine months ended September 30, 2026 were $0.39 and $1.17 per common share, respectively.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Total
(in thousands)
Balance at December 31, 2024	125,797	$1,108	$1,493,885	$1,036,169	$(1,890,966)	$(11,212)	$628,984
Net earnings	—	—	—	24,793	—	—	24,793
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Exercise of stock options	1	—	9	—	—	—	9
Vesting of restricted share units, net of shares withheld for employee taxes	394	4	(4)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(6,230)	—	—	—	(6,230)
Stock-based compensation	—	—	13,279	—	—	—	13,279
Dividends declared(1)	—	—	—	(22,602)	—	—	(22,602)
Brigit acquisition equity consideration	2,694	13	41,044	—	—	—	41,057
Balance at March 31, 2025	128,886	$1,125	$1,541,983	$1,038,360	$(1,890,966)	$(11,289)	$679,213
Net earnings	—	—	—	15,485	—	—	15,485
Other comprehensive income	—	—	—	—	—	2,434	2,434
Exercise of stock options	38	1	152	—	—	—	153
Vesting of restricted share units, net of shares withheld for employee taxes	9	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(477)	—	—	—	(477)
Stock-based compensation	—	—	11,396	—	—	—	11,396
Dividends declared(1)	—	—	—	(22,619)	—	—	(22,619)
Brigit acquisition equity consideration	(2)	—	(37)	—	—	—	(37)
Balance at June 30, 2025	128,931	$1,126	$1,553,017	$1,031,226	$(1,890,966)	$(8,855)	$685,548
Net earnings	—	—	—	13,221	—	—	13,221
Other comprehensive income	—	—	—	—	—	659	659
Exercise of stock options	16	—	292	—	—	—	292
Vesting of restricted share units, net of shares withheld for employee taxes	20	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(222)	—	—	—	(222)
Stock-based compensation	—	—	10,439	—	—	—	10,439
Dividends declared(1)	—	—	181	(22,814)	—	—	(22,633)
Balance at September 30, 2025	128,967	$1,126	$1,563,707	$1,021,633	$(1,890,966)	$(8,196)	$687,304

(1) Cash dividends declared for the three and nine months ended September 30, 2025 were $0.39 and $1.17 per common share, respectively.

See accompanying notes to condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Cash flows from operating activities
Net earnings	$91,644	$53,499
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	1,010,133	1,029,642
Bad debt expense	75,085	55,832
Stock-based compensation expense	35,311	35,114
Depreciation of property assets	60,293	55,464
Loss on sale or disposal of property assets	3,288	694
Amortization of intangibles	45,436	43,948
Amortization of financing fees	3,130	3,370
Write-off of debt financing fees	—	958
Deferred income taxes	29,300	67,692
Changes in operating assets and liabilities, net of acquired assets
Rental merchandise(1)	(880,873)	(1,002,597)
Receivables	(9,335)	(10,530)
Prepaid expenses and other assets	34,477	(123,764)
Operating lease right-of-use assets and lease liabilities	1,973	9,756
Accounts payable – trade	(28,776)	15,485
Accrued liabilities	(13,985)	29,424
Net cash provided by operating activities	457,101	263,987
Cash flows from investing activities
Net originations and collections of customer cash advances	(68,995)	(47,688)
Purchase of property assets	(47,592)	(49,327)
Proceeds from sale of assets	922	52
Promissory loan collection	35	125
Acquisitions of businesses, net of cash acquired	—	(278,043)
Net cash used in investing activities	(115,630)	(374,881)
Cash flows from financing activities
Exercise of stock options	186	454
Shares withheld for payment of employee tax withholdings	(4,657)	(6,929)
Debt issuance costs	—	(8,531)
Deferred consideration for acquisition of businesses(2)	(37,500)	—
Proceeds from debt	260,000	681,042
Repayments of debt	(485,563)	(444,375)
Dividends paid	(69,474)	(65,692)
Net cash (used in) provided by financing activities	(337,008)	155,969
Effect of exchange rate changes on cash	106	1,086
Net increase in cash and cash equivalents	4,569	46,161
Cash and cash equivalents at beginning of period	120,528	60,860
Cash and cash equivalents at end of period	$125,097	$107,021

(1)
The change in Rental merchandise includes lease charge-offs and other merchandise losses.
(2)
Cash used for the nine months ended September 30, 2026 represents the 1st installment payment of Deferred Consideration for the Brigit acquisition described further in Note 2.

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

Pursuant to the terms of the Merger Agreement, we will also pay the Brigit Securityholders $75 million, payable in multiple installments (the “Deferred Consideration”). The first installment of $37.5 million was paid during the nine months ended September 30, 2026 with remaining installments payable no later than 30 days following the second anniversary of the Closing Date. The payment of the Deferred Consideration is subject to acceleration if certain acceleration events specified in the Merger Agreement occur prior to the payment of the Deferred Consideration. The estimated fair value of the Deferred Consideration at the Closing Date was approximately $66.1 million, discounted to estimate the present value of the installment payments that will be made over a 2-year period as described above. The Brigit Securityholders may also receive up to $60 million in earnout payments based on the achievement of certain financial performance metrics for the Brigit business in 2026. The estimated fair value of the earnout payments at the Closing Date was approximately $10.6 million. The fair value of the earnout payments was estimated using a Monte Carlo simulation model based on our estimated long-range cash flow projections for the Brigit business.

The portion of Closing Stock Consideration issued to Brigit’s co-founders and certain of their respective affiliates (collectively, the “Co-Founders”) included approximately 1.3 million shares, valued at $39.1 million, subject to certain vesting restrictions over a two-year period from the Closing Date and other limitations set forth in a restricted stock agreement entered into with each such Co-Founder. The value of these shares is recognized as stock-based compensation expense subject to ASC Topic 718, “Stock-based Compensation”, over the required vesting period, and recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

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
(3)
Includes the fair value of Deferred Consideration and earnout payments described above, which were not included in Closing Cash Consideration paid at the time of closing but are paid out in subsequent periods pursuant to the terms of the Merger Agreement. As described above, the first installment payment of $37.5 million of Deferred Consideration was made during the nine months ended September 30, 2026.
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

In connection with this acquisition, we recognized approximately $6.7 million in acquisition-related expenses including expenses related to legal, professional and banking transaction fees, during the nine months ended September 30, 2025. These costs were included in other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

The following unaudited pro forma combined results of operations present our financial results as if the acquisition of Brigit had been completed on January 1, 2024. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects step-up and step-down adjustments for depreciation and amortization of $1.8 million for the fair value of the assets acquired, compensation expense of $(3.6) million as a result of Closing Stock Consideration and Replacement Awards subject to vesting provisions, interest expense of $1.4 million due to the elimination of historical debt, accreted interest of $0.3 million related to the Deferred Consideration, and an adjustment to income tax expense of $1.7 million for the nine months ended September 30, 2025. In addition, pro forma net income for the nine months ended September 30, 2025 has been adjusted to reflect transaction expenses incurred of $22.0 million as of January 1, 2024. The unaudited pro forma financial information is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025
Pro Forma total revenues	$1,164,717	$3,514,670
Pro Forma net earnings(1)	14,632	51,697

(1)
Total pro forma adjustments to net earnings represented an increase of $1.4 million and a decrease of $1.8 million for the three and nine months ended September 30, 2025, respectively.

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

Note 3 - Revenues

The following tables disaggregate our revenue for the periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$461,398	$398,219	$—	$21,647	$881,264
Merchandise sales	123,179	55,966	—	1,020	180,165
Subscriptions and fees	—	—	78,775	—	78,775
Other	148	4,860	—	949	5,957
Total revenues	$584,725	$459,045	$78,775	$23,616	$1,146,161

	Nine Months Ended September 30, 2026
	Acima	Rent-A-Center	Brigit	Mexico	Consolidated
(in thousands)
Rentals and fees	$1,428,719	$1,209,629	$—	$63,045	$2,701,393
Merchandise sales	407,433	182,739	—	3,044	593,216
Subscriptions and fees	—	—	217,589	—	217,589
Other	791	14,663	—	1,664	17,118
Total revenues	$1,836,943	$1,407,031	$217,589	$67,753	$3,529,316

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

Cash received for rental payments, including fees, prior to the period in which it should be recognized, is deferred and recognized according to the lease term. At September 30, 2026 and December 31, 2025, we had $52.2 million and $62.1 million, respectively, in deferred revenue included in accrued liabilities related to our lease-to-own agreements. Revenues related to various payments, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise in our company-owned Rent-A-Center stores, certain Acima locations formerly operating under the Acceptance Now brand, and Mexico stores is depreciated using the income forecasting method and recognized in cost of rentals and fees in our Condensed Consolidated Statements of Operations over the lease term. Lease merchandise under Acima Holdings is depreciated over the lease term using a straight-line depreciation method. Under the income forecasting method, the consumption of lease merchandise occurs during periods of rental and depreciation directly coincides with the receipt of rental revenue over the lease-to-own contract period. Depreciation under the straight-line method is recognized each period over the term of the lease-to-own contract irrespective of receipt of revenue payments from the customer.

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

Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized at the time of the transaction. We offer optional extended service plans with our installment agreements which are administered by third parties and provide customers with product maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at any time during the installment agreement period and receive a refund for payments previously made towards the plan. At September 30, 2026 and December 31, 2025, the amount of deferred revenue included in accrued liabilities related to extended service plans was inconsequential to our financial statements.

Subscriptions and fees. Subscription payments in our Brigit segment are received on a monthly basis from customers who elect access to the Plus or Premium subscription tiers of the Brigit mobile application and/or web browser. This payment can range based on a variety of factors and higher cost tiers generally offer additional services. Brigit continually fulfills obligations to each customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Revenue for the Plus and Premium subscription tiers is recognized over the subscription term. Customers pay subscriptions at the end of the term. Price concessions are granted to customers who have insufficient funds and are unable to make subscription payments when they are due.

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

Other. Other revenue primarily consists of franchise royalties, including franchisee contributions to corporate advertising funds, which represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is accrued and recognized as lease payments and merchandise sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At September 30, 2026 and December 31, 2025, we had $0.9 million and $1.4 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.

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

Installment sales receivables consist primarily of receivables due from customers for the sale of merchandise in our retail installment stores. Installment sales receivables associated with the sale of merchandise at our Get It Now and Home Choice stores generally consist of the sales price of the merchandise purchased and any additional fees for optional services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. Interest payments received on installment agreements for both the nine months ended September 30, 2026 and 2025 were $7.3 million, included in our merchandise sales revenues in our Condensed Consolidated Statements of Operations.

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

Receivables consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Trade and notes receivables(1)	$108,559	$112,490
Installment sales receivables	55,715	61,389
Customer cash advances	81,157	58,976
Total receivables	245,431	232,855
Less allowance for doubtful accounts(2)	(39,027)	(29,661)
Total receivables, net of allowance for doubtful accounts	$206,404	$203,194

(1) Trade and notes receivables includes accrued revenue, adjusted for the probability of collection, related to our lease-to-own agreements of $56.7 million and $55.9 million at September 30, 2026 and December 31, 2025, respectively, including $52.8 million and $51.9 million related to lease-to-own agreements for Acima Holdings and $3.5 million and $3.6 million related to lease-to-own agreements for Rent-A-Center at September 30, 2026 and December 31, 2025, respectively.

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

We estimate the allowance for customer cash advance losses based on a number of factors, including the length of time receivables are past due, previous loss history and current economic conditions. The allowance for credit losses is recognized upon origination of customer cash advances. Customer cash advances are charged off 45 days past their due date as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are recognized as contra-bad debt expense in our Condensed Consolidated Statements of Operations.

The allowance for doubtful accounts related to franchising trade and notes receivables was $17.7 million and $12.7 million at September 30, 2026 and December 31, 2025, respectively; the allowance for doubtful accounts related to installment sales receivables was $11.1 million at both September 30, 2026 and December 31, 2025; and the allowance for doubtful accounts related to Brigit customer cash advances was $10.2 million and $5.9 million at September 30, 2026 and December 31, 2025, respectively.

Changes in our allowance for doubtful accounts are as follows:

(in thousands)	September 30, 2026
Beginning allowance for doubtful accounts	$29,661
Bad debt expense(1)	75,085
Accounts written off, net of recoveries	(65,719)
Ending allowance for doubtful accounts	$39,027

(1) Uncollectible installment payments, franchisee obligations, customer cash advances and other corporate receivables are recognized in non-labor operating expenses in our condensed consolidated financial statements.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The details of Brigit customer cash advances aging are as follows:

	September 30, 2026
($ in thousands)	Amount	Percent
0-15 days	$58,110	72%
16-30 days	14,397	18%
31-45 days	5,136	6%
45+ days	3,514	4%
Customer cash advances before allowance for doubtful accounts	$81,157	100%

	December 31, 2025
($ in thousands)	Amount	Percent
0-15 days	$44,077	75%
16-30 days	9,844	17%
31-45 days	3,731	6%
45+ days	1,324	2%
Customer cash advances before allowance for doubtful accounts	$58,976	100%

Note 5 - Income Taxes

The effective tax rate was 26.7% and 28.0% for the three and nine months ended September 30, 2026, compared to 33.5% and 31.6% for the three and nine months ended September 30, 2025, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2026 was primarily attributable to a lower impact of non-deductible expenses related to the Brigit acquisition.

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

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

As of September 30, 2026, the total remaining balances of unamortized debt issuance costs and original issue discount related to our senior debt reported in the Condensed Consolidated Balance Sheets were approximately $5.2 million and $4.1 million, respectively. Remaining unamortized debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the ABL Credit Facility and Term Loan Facility.

We had outstanding borrowings of $45.0 million under our ABL Credit Facility at September 30, 2026 and borrowing capacity of $451.2 million, net of issued letters of credit of approximately $53.8 million. The amount outstanding under the Term Loan Facility was $866.3 million at September 30, 2026.

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

The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%. The total interest rate on the ABL Credit Facility at September 30, 2026 was 5.84%, including an applicable margin of 2.00%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the governing documents of the ABL Credit Facility. The commitment fee at September 30, 2026 was 0.375%.

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

The governing documents of the ABL Credit Facility provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. As of September 30, 2026, we were in compliance with all requirements and conditions set forth in our ABL Credit Facility governing documents.

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

Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor. The total interest rate on the Term Loan Facility was 6.48% at September 30, 2026.

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

The table below shows the scheduled maturity dates of our outstanding senior debt at September 30, 2026 for each of the years ending December 31:

(in thousands)	ABL Credit Facility	Term Loan Facility	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	45,000	—	45,000
2030	—	—	—
Thereafter	—	866,250	866,250
Total senior debt	$45,000	$866,250	$911,250

Note 7 - Senior Notes

On February 17, 2021, we issued $450 million in senior unsecured notes all of which are due February 15, 2029, at par value, bearing interest at 6.375% (the “Notes”), the proceeds of which were used to fund a portion of the consideration upon closing of the Acima Holdings acquisition. Interest on the Notes is payable in arrears on February 15 and August 15 of each year. In connection with the issuance of the Notes, we incurred approximately $15.7 million in debt issuance costs, including bank financing fees and third-party legal and other professional fees, which were capitalized in accordance with ASC Topic 470, “Debt” and recorded as a reduction of our outstanding Notes in our Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as interest expense over the term of the Notes. As of September 30, 2026, the total remaining balance of unamortized debt issuance costs related to our Notes reported in the Condensed Consolidated Balance Sheets was approximately $4.7 million.

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

Our financial instruments include cash and cash equivalents, receivables, payables, borrowings against our ABL Credit Facility and Term Loan Facility, and outstanding Notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2026 and December 31, 2025, because of the short maturities of these instruments. In addition, the interest rates on our Term Loan Facility and ABL Credit Facility are variable and, therefore, we believe the carrying value of outstanding borrowings approximates their fair value.

The fair value of our Notes is based on Level 1 inputs and was as follows at September 30, 2026:

	September 30, 2026
(in thousands)	Carrying Value	Fair Value	Difference
Senior notes	$450,000	$435,735	$(14,265)

Note 9 - Other Gains and Charges

Acima Holdings Acquisition. On February 17, 2021, we completed the acquisition of Acima Holdings, a leading provider of virtual lease-to-own solutions. The fair value of assets acquired as part of the transaction included $520 million in intangible assets and $170 million in developed technology. During the nine months ended September 30, 2026 and 2025, we recognized approximately $32.9 million and $32.8 million, respectively, in amortization expense related to acquired intangible assets. We also recognized approximately $11.9 million in incremental depreciation expense related to acquired technology assets during both the nine months ended September 30, 2026 and 2025. Depreciation expense for technology assets is reported under our Corporate segment.

Brigit Acquisition. As described in Note 2, on January 31, 2025, we completed the acquisition of Brigit, a leading holistic financial health technology company. Included in the aggregate consideration issued to the former owners of Brigit were 1,313,331 shares, valued at $39.1 million, issued under restricted stock agreements and subject to vesting conditions, which will be recognized as stock compensation expense over the vesting term, in accordance with ASC Topic 718, “Stock-based Compensation”. During the nine months ended September 30, 2026 and 2025, we recognized approximately $16.9 million and $15.6 million, respectively, in stock compensation expense related to these restricted stock agreements, in addition to $14.2 million and $10.6 million, respectively, related to Brigit's Replacement Awards and other agreement compensation. Stock-based and other acquisition-related compensation expense associated with the Brigit acquisition is reported under our Corporate segment. See Note 2 and Note 11 for additional information.

The fair value of assets acquired as part of the transaction included $152.3 million in intangible assets and $65.1 million in developed technology. During the nine months ended September 30, 2026 and 2025, we recognized approximately $11.7 million and $10.4 million, respectively, in amortization expense related to acquired intangible assets. We also recognized approximately $7.0 million and $6.2 million in incremental depreciation expense related to acquired technology assets during the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense for technology assets is reported under our Corporate segment.

For the nine months ended September 30, 2025, we recognized approximately $6.7 million in transaction costs associated with the closing of the transaction, reported under our Corporate segment.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Legal Matters. As disclosed further in Note 12 in this Quarterly Report on Form 10-Q and as previously disclosed, we are currently party to a filed regulatory lawsuit with the New York Attorney General, as well as a multistate regulatory investigation by attorneys’ general offices, none of which we believe are representative of historical regulatory matters that arise in the ordinary course of our business. The District of Columbia Attorney General entered into a final settlement agreement with Acima during the first quarter of 2026. These matters relate to lease-to-own transactions for our Acima subsidiary, which was acquired in 2021. We were also party to a recently settled certified class action brought on behalf of certain individuals who entered into rental purchase agreements and paid certain fees with the Company’s former Acceptance Now business in the state of California, and we were party to a patent infringement lawsuit that has been settled. During the nine months ended September 30, 2026 and 2025, we recorded estimated legal accruals of $1.9 million and $50.6 million, respectively, based on the then-current status of our legal matters, including the foregoing matters, and incurred related litigation and defense expenses of $1.1 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively. Legal accruals for litigation matters and related defense expenses are reported under our Corporate segment. We will continue to evaluate and modify our estimated legal accruals as appropriate in future periods based on future developments.

Acima Fraudulent Lease-to-Own Contract Losses. As previously disclosed in our Form 8-K filed on July 22, 2026, the Company experienced cybersecurity incidents in which certain customer information and other documents were obtained without authorization. In connection with certain such incidents, we believe the information was subsequently used to facilitate fraudulent lease-to-own agreements, contributing to incremental estimated fraudulent contract losses of $13.3 million in our Acima segment during the nine months ended September 30, 2026.

Store Consolidations. In the second quarter of 2026 we initiated a strategic plan focused on optimizing our Rent-A-Center store footprint and operating model to better serve our markets. In connection with the initiation of this plan, we closed 69 Rent-A-Center stores in certain geographical markets, resulting in $6.4 million in lease impairment charges, $1.7 million in disposal of fixed assets and $1.8 million in other miscellaneous shutdown and holding costs for the nine months ended September 30, 2026.

Refranchised Store Closures. During the three months ended September 30, 2025, certain refranchised stores for which we remained liable under the existing store and vehicle lease agreements were closed resulting in pre-tax lease impairment charges to write off the remaining right-of-use asset of $11.6 million and $1.3 million in other miscellaneous shutdown and holding costs. Impairment charges and other expenses for these refranchised store closures are reported under our Rent-A-Center segment.

Stock Award Letter Agreement. On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the nine months ended September 30, 2025 due to this letter agreement was approximately $1.6 million. Stock-based compensation expense is reported under our Corporate segment.

Activity with respect to other gains and charges is summarized in the below table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Acima acquired assets depreciation and amortization	$14,944	$14,900	$44,832	$44,700
Brigit acquired assets depreciation and amortization	6,216	6,216	18,648	16,576
Brigit equity consideration vesting	—	5,101	16,913	15,565
Brigit replacement awards and other compensation	4,245	4,495	14,176	10,567
Acima fraudulent lease-to-own contract losses	—	—	13,255	—
Store consolidations	5,955	—	9,920	—
Legal matters	(51)	12,612	2,941	55,773
Labor reduction cost	236	—	2,419	—
Asset impairments and disposal	—	11,583	1,505	11,789
Brigit transaction costs	—	551	—	6,660
Accelerated stock compensation	—	—	—	1,599
Other	937	(2,087)	723	(1,099)
Total other gains and charges	$32,482	$53,371	$125,332	$162,130

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

Segment information is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$584,725	$459,045	$78,775	$23,616	$1,146,161
Cost of revenues	401,358	149,873	7,901	6,810	565,942
Gross profit	183,367	309,172	70,874	16,806	580,219
Operating expenses
Operating labor	23,575	117,151	1,453	5,229	147,408
Non-labor operating expenses(1)	73,002	120,999	52,852	7,181	254,034
Depreciation and amortization	370	4,293	29	696	5,388
Other segment expenses(2)	11,727	11,116	7,683	2,310	32,836
Segment operating profit	74,693	55,613	8,857	1,390	140,553
Corporate					(69,372)
Operating profit					71,181
Interest expense					25,067
Interest income					(613)
Earnings before income taxes					$46,727

(1) Includes Lease Charge-Offs of $50.8 million and $23.0 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $22.0 million in the Brigit segment for the three months ended September 30, 2026.

(2) Includes certain general and administrative expenses and other gains and charges. See Note 9 for additional information regarding other gains and charges.

	Nine Months Ended September 30, 2026
(in thousands)	Acima	Rent-A-Center	Brigit	Mexico	Total
Revenues	$1,836,943	$1,407,031	$217,589	$67,753	$3,529,316
Cost of revenues	1,261,329	463,712	22,736	20,020	1,767,797
Gross profit	575,614	943,319	194,853	47,733	1,761,519
Operating expenses
Operating labor	70,920	357,493	4,216	16,187	448,816
Non-labor operating expenses(1)	230,063	377,290	135,665	21,534	764,552
Depreciation and amortization	1,146	13,893	83	2,003	17,125
Other segment expenses(2)	48,082	22,094	19,958	6,984	97,118
Segment operating profit	225,403	172,549	34,931	1,025	433,908
Corporate					(231,030)
Operating profit					202,878
Interest expense					77,470
Interest income					(1,848)
Earnings before income taxes					$127,256

(1) Includes Lease Charge-Offs of $161.2 million and $65.4 million in the Acima and Rent-A-Center segments, respectively, and net advance losses of $53.9 million in the Brigit segment for the nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures
Acima	$126	$-	$600	$430
Rent-A-Center	4,530	6,804	11,613	14,921
Brigit	55	36	142	341
Mexico	572	951	2,620	2,730
Total operating segments	5,283	7,791	14,975	18,422
Corporate	10,847	12,713	32,617	30,905
Total capital expenditures	$16,130	$20,504	$47,592	$49,327

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(in thousands)	September 30, 2026	December 31, 2025
On rent rental merchandise, net
Acima	$598,046	$710,844
Rent-A-Center	418,212	465,076
Mexico	27,571	26,362
Total on rent rental merchandise, net	$1,043,829	$1,202,282

(in thousands)	September 30, 2026	December 31, 2025
Held for rent rental merchandise, net
Acima	$167	$164
Rent-A-Center	131,595	100,893
Mexico	11,646	13,468
Total held for rent rental merchandise, net	$143,408	$114,525

(in thousands)	September 30, 2026	December 31, 2025
Assets by segment
Acima	$1,124,369	$1,280,771
Rent-A-Center	953,565	1,016,293
Brigit	456,345	430,232
Mexico	61,624	62,602
Total operating segments	2,595,903	2,789,898
Corporate	456,147	486,183
Total assets	$3,052,050	$3,276,081

Note 11 - Common Stock and Stock-Based Compensation

Stock Repurchase Program

In early December 2021, our Board of Directors authorized a stock repurchase program for up to $500 million (the “December 2021 Program”), which superseded our previous stock repurchase program. Under the December 2021 Program, we may purchase shares of our common stock from time to time in the open market or privately negotiated transactions. We are not obligated to acquire any shares under the program, and the program may be suspended or discontinued at any time. There were no repurchases under the December 2021 Program during the nine months ended September 30, 2026 and 2025. Approximately $235.0 million remains available for repurchases under the current authorization at September 30, 2026.

Stock-Based Compensation

We recognized $6.2 million and $5.3 million in compensation expense related to stock awards issued under the Upbound Group, Inc. 2026 Long-Term Incentive Plan (the "2026 Plan"), Amended 2021 Long-Term Incentive Plan (the “2021 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) during the three months ended September 30, 2026 and 2025, respectively, and $18.4 million and $17.9 million during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we granted 2,347,844 market-based performance units and 1,123,894 time-vesting units under the 2021 and 2026 Plans. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued based on our closing stock price on the trading day immediately preceding the date of the grant, or as of the date of modification in the event an award is modified. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the nine months ended September 30, 2026 was $13.07 and $20.85, respectively.

As described in Note 2, in connection with the acquisition of Brigit on January 31, 2025, we issued to the former owners of Brigit approximately 2.7 million common shares valued at $29.75 per share, as of the Closing Date. Of this total, 1,313,331 common shares, valued at approximately $39.1 million, issued under restricted stock agreements and subject to vesting conditions, will be recognized as stock compensation expense over the vesting term in accordance with ASC Topic 718, “Stock-based Compensation”. We recognized $5.1 million in stock compensation expense related to these restricted stock agreements during the three months ended September 30, 2025 and $16.9 million and $15.6 million during the nine months ended September 30, 2026 and 2025, respectively, recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On September 1, 2026, we granted certain market-based performance units, which vest based on the Company's stock price reaching specified stock price hurdles during the period from September 1, 2026 through the fourth anniversary of the date of grant, September 1, 2030 (“Performance Period”). A stock price hurdle will be considered attained on the first day that the Company’s average closing stock price over any twenty consecutive trading days during the Performance Period equals or exceeds the applicable stock price hurdle.

On April 3, 2024, we entered into a letter agreement with the Company’s former Chief Executive Officer as disclosed in our Current Report on Form 8-K dated as of April 5, 2024. The terms of the letter agreement included special provisions for his outstanding restricted stock awards vesting at various times through February 2027, which resulted in the acceleration of stock compensation expense for those awards in accordance with ASC Topic 718, “Stock-based Compensation”. Accelerated stock compensation expense recognized for the nine months ended September 30, 2025 due to this letter agreement was approximately $1.6 million, and was recorded to other gains and charges in our unaudited Condensed Consolidated Statements of Operations.

Note 12 - Contingencies

Given the nature of our businesses and the heavily regulated industries in which we operate, we, along with our subsidiaries, are party to various legal proceedings and governmental inquiries and investigations. Certain legal proceedings and governmental inquiries and investigations involving us or our subsidiaries are described below. In addition to the matters described below, we are also party to other legal proceedings and governmental inquiries and investigations involving us or our subsidiaries, including arbitrations, litigation, putative class actions and other matters alleging various types of claims, including those based on consumer regulatory, contract, labor and employment and other alleged claims, that we believe, based on our current knowledge, will not have a material adverse effect on our business or our consolidated results of operations, financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties, fines or other relief, it is possible that the outcome of one or more legal proceedings could have a material adverse impact on our results of operations, financial condition or liquidity.

We regularly monitor developments related to our legal proceedings and governmental inquiries and investigations, determine whether a reserve is appropriate if the loss is both probable and reasonably estimable, and review the adequacy of our reserves for such matters on a quarterly basis. Accordingly, we do not have reserves for all matters with respect to which we may ultimately incur liability, and no assurance can be given that our reserves, when recorded, will be adequate to cover the full amount of any loss we may ultimately incur. In addition, certain of these matters involve demands for monetary relief and changes to our business practices that could materially and adversely impact our business, financial condition and results of operations were we to agree to them as part of a settlement or be subject to them following an adverse result in litigation.

At September 30, 2026 and December 31, 2025, we had estimated legal accruals of $57.9 million and $72.0 million, respectively, included in accrued liabilities in our Condensed Consolidated Balance Sheet for pending legal and regulatory matters for which we believe losses are probable and the amount of the loss can be reasonably estimated. In addition to our estimated legal accruals, as of September 30, 2026 we have incurred legal and other related expenses, and expect to incur substantial additional legal and related expenses, associated with the litigation and investigations discussed below and other pending legal matters.

Multistate Attorneys General Investigation. In November 2021, Acima received notice of a multistate investigation by a coalition of state attorneys general (the "Multistate") into the business acts and practices of Acima. Based on our discussions with the Multistate, it is our understanding that the investigation involves forty-three states.

We have reached a non-binding agreement in principle with the Multistate regarding the primary monetary and injunctive terms of a potential settlement, although any final binding settlement remains subject to negotiation and execution of definitive settlement agreements with each of the states in the Multistate. As of the date of this Quarterly Report on Form 10-Q, we are preparing settlement agreements for execution with each member of the Multistate. We are unable to provide assurance that we will be able to reach final binding settlement agreements. Any resolution of these matters would include monetary relief, reporting and other provisions, including a release of claims by the Attorneys General offices and injunctive relief regarding various aspects of Acima’s business. If, however, we are unable to reach final binding settlement agreements, some or all of such states may commence legal proceedings against Acima. We cannot provide any assurance that any adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.

UPBOUND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

New York Attorney General Litigation. The New York Attorney General (the “NYAG”) issued a subpoena to Acima in January 2020, prior to our acquisition of Acima, seeking information with respect to various business practices in connection with Acima’s lease-to-own transactions. On August 14, 2024, the NYAG filed a lawsuit against Acima alleging violations of various consumer financial protection laws and regulations and seeking injunctive relief, unspecified monetary relief and civil penalties and other relief. Acima filed a motion to dismiss the NYAG’s lawsuit. On August 27, 2026, the trial court denied Acima’s motion to dismiss, except with respect to the allegations that Acima misrepresented that its LTO transactions would help improve consumers’ credit scores. All other claims, including the NYAG’s attempt to recharacterize Acima’s LTO transactions as disguised loans, survived the motion. As of the date of filing this Quarterly Report on Form 10-Q, Acima is actively engaged in settlement discussions with the NYAG. We cannot provide any assurance that Acima will be able to reach a settlement with the NYAG. We cannot provide any assurance that Acima will be successful in defending against the NYAG’s litigation or that an adverse result in litigation will not require a monetary payment and/or changes to Acima’s business practices or operations that could materially and adversely affect our business, financial condition, results of operations or reputation.

Note 13 - Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net earnings	$34,271	$13,221	$91,644	$53,499
Denominator:
Weighted-average shares outstanding	58,280	56,703	58,029	56,393
Effect of dilutive stock awards(1)	487	2,187	744	2,244
Weighted-average dilutive shares	58,767	58,890	58,773	58,637

Basic earnings per common share	$0.59	$0.23	$1.58	$0.95
Diluted earnings per common share(1)	$0.58	$0.22	$1.56	$0.91
Anti-dilutive securities excluded from diluted earnings per common share:
Anti-dilutive restricted share units	890	102	852	102
Anti-dilutive performance share units	266	-	215	2
Anti-dilutive stock options	335	257	341	125

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
•
litigation or administrative proceedings to which we are or may be a party from time to time and changes in estimates relating to litigation reserves, including in each case in connection with the regulatory and litigation matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•
our compliance with applicable statutes and regulations governing our businesses, impacts from the enforcement of existing laws and regulations and the enactment of new laws and regulations adversely affecting our business and any legislative or other regulatory enforcement efforts or private party litigation or arbitration that seeks to re-characterize store-based or virtual lease-to-own transactions as credit sales and to apply consumer credit laws and regulations to our lease-to-own business or to apply consumer credit laws to our Brigit segment’s non-credit consumer offerings, in each case including in connection with, but not limited to, the regulatory matters described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•
our transition to more readily scalable “cloud-based” solutions;
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

•
our ability or that of our third-party retailers or other third parties with whom we do business to protect the integrity and security of customer, employee, supplier and third-party retailer or other third-party information from adverse effects of hacking, computer viruses, cybersecurity attacks or similar disruptions;
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
•
At Brigit, continue to grow Brigit’s earned wage access, credit builder and other existing products and increase Brigit’s portfolio of products;
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

Recent Developments

Dividend. On September 24, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.39 per share. The dividend was paid on October 27, 2026 to our common stockholders of record as of the close of business on October 6, 2026.

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

Rent-A-Center e-commerce revenue. In recent years, e-commerce revenues have increased over time as a percentage of total rentals and fees revenue in our Rent-A-Center segment. For the nine months ended September 30, 2026 and 2025, e-commerce revenues represented approximately 28% and 27% of total lease-to-own revenues, respectively. Due to recent trends in consumer shopping behaviors and expectations, we believe e-commerce solutions are an important part of our lease-to-own offering. However, we are unable to quantify the extent to which e-commerce revenues are incremental compared to what our overall revenues would have been in the absence of those e-commerce transactions. In addition, the profitability of e-commerce transactions can be impacted by different merchandise loss factors compared to traditional store-based transactions in the Rent-A-Center segment. Therefore, we are unable to determine with certainty whether the continuation of this trend toward increased e-commerce transactions will have a significant impact on our financial statements in future periods or be ultimately favorable or unfavorable to our financial results.

Results of Operations

The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Lease Charge-Offs (“LCOs”): Represents charge-offs of the net book value of unrecoverable on-rent merchandise with lease-to-own customers who are past due. This is typically expressed as a percentage of revenues for the applicable period. For the Rent-A-Center segment, LCOs exclude Get It Now, Home Choice and franchise-owned Rent-A-Center locations. For the Acima segment, LCOs exclude fraudulent lease-to-own contract losses.

Brigit Net Advance Losses: Represents charge-offs of Brigit uncollectible cash advances that are more than 45 days past due. This is typically expressed as a percentage of total cash advances originated in the applicable period.

Overview

We report four operating segments: Acima, Rent-A-Center, Brigit and Mexico. The following briefly summarizes our financial performance for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 on a consolidated basis and for our operating segments.

During the nine months ended September 30, 2026, consolidated revenues and gross profit increased by approximately $30.7 million and $76.5 million, respectively, primarily due to an increase in Brigit segment revenues, partially offset by decreases in Rent-A-Center and Acima segment revenues described below. Operating profit increased by approximately $36.8 million, partly due to the increase in gross profit noted above and a decrease in other gains and charges of $36.8 million, partially offset by increases in non-labor operating expenses of $73.4 million.

Acima segment revenues decreased approximately $44.6 million for the nine months ended September 30, 2026, primarily due to lower rentals and fees revenues and merchandise sales revenues of $23.6 million and $20.7 million, respectively, primarily due to a decrease in GMV. Operating profit increased approximately $6.0 million for the nine months ended September 30, 2026, primarily due to an increase in gross profit of $10.9 million and decreases in non-labor operating expenses and operating labor of $6.2 million and $2.6 million, respectively, partially offset by an increase in other gains and charges of $13.4 million. See “Segment Performance” below for further discussion of Acima segment operating results for the nine months ended September 30, 2026.

Revenues in our Rent-A-Center segment decreased approximately $10.3 million for the nine months ended September 30, 2026, primarily due to decreases in merchandise sales and other revenues of $13.2 million and $9.1 million, respectively, primarily resulting from fewer customers electing early purchase options and lower franchise revenues, partially offset by an increase in rentals and fees revenues of $12.0 million. Operating profit decreased approximately $13.3 million for the nine months ended September 30, 2026, primarily due to a decrease in gross profit of approximately $10.5 million driven by lower revenues, in addition to higher non-labor operating expenses of approximately $20.9 million, partially offset by decreases in general and administrative expenses and operating labor expenses of approximately $10.6 million and $2.4 million, respectively. See “Segment Performance” below for further discussion of Rent-A-Center segment operating results for the nine months ended September 30, 2026.

The Brigit segment revenues and gross profit increased by $76.2 million and $70.1 million, respectively, for the nine months ended September 30, 2026, partially due to only eight months being included in operating results for the nine months ended September 30, 2025 following the Closing Date, in addition to an increase in Brigit subscription customers during the nine months ended September 30, 2026. See “Segment Performance” below for further discussion of Brigit segment operating results for the nine months ended September 30, 2026.

The Mexico segment revenues and gross profit increased by 15.9% and 14.4% for the nine months ended September 30, 2026, respectively, primarily due to positive impacts of exchange rate fluctuations. See “Segment Performance” below for further discussion of Mexico segment operating results for the nine months ended September 30, 2026.

Cash flow from operations was $457.1 million for the nine months ended September 30, 2026. As of September 30, 2026, we held $125.1 million of cash and cash equivalents and had outstanding indebtedness of $1.4 billion.

The following table is a reference for the discussion that follows.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues
Rentals and fees	$881,264	$901,342	$(20,078)	(2.2)%	$2,701,393	$2,705,137	$(3,744)	(0.1)%
Merchandise sales	180,165	198,095	(17,930)	(9.1)%	593,216	626,557	(33,341)	(5.3)%
Subscriptions and fees	78,775	57,663	21,112	36.6%	217,589	141,414	76,175	53.9%
Other	5,957	7,617	(1,660)	(21.8)%	17,118	25,508	(8,390)	(32.9)%
Total revenues	1,146,161	1,164,717	(18,556)	(1.6)%	3,529,316	3,498,616	30,700	0.9%
Cost of revenues
Cost of rentals and fees	345,213	364,146	(18,933)	(5.2)%	1,053,401	1,074,750	(21,349)	(2.0)%
Cost of merchandise sold	212,828	230,864	(18,036)	(7.8)%	691,660	722,213	(30,553)	(4.2)%
Cost of subscriptions and fees	7,901	6,631	1,270	19.2%	22,736	16,623	6,113	36.8%
Total cost of revenues	565,942	601,641	(35,699)	(5.9)%	1,767,797	1,813,586	(45,789)	(2.5)%
Gross profit	580,219	563,076	17,143	3.0%	1,761,519	1,685,030	76,489	4.5%
Operating expenses
Operating labor	147,408	151,726	(4,318)	(2.8)%	448,816	449,985	(1,169)	(0.3)%
Non-labor operating expenses	254,034	242,078	11,956	4.9%	764,552	691,233	73,319	10.6%
General and administrative expenses	60,922	50,248	10,674	21.2%	177,687	177,445	242	0.1%
Depreciation and amortization	14,192	12,900	1,292	10.0%	42,254	38,135	4,119	10.8%
Other gains and charges	32,482	53,371	(20,889)	(39.1)%	125,332	162,130	(36,798)	(22.7)%
Total operating expenses	509,038	510,323	(1,285)	(0.3)%	1,558,641	1,518,928	39,713	2.6%
Operating profit	71,181	52,753	18,428	34.9%	202,878	166,102	36,776	22.1%
Debt refinancing charges	—	4,894	(4,894)	(100.0)%	—	4,894	(4,894)	(100.0)%
Interest expense, net	24,454	27,989	(3,535)	(12.6)%	75,622	82,978	(7,356)	(8.9)%
Earnings before income taxes	46,727	19,870	26,857	135.2%	127,256	78,230	49,026	62.7%
Income tax expense	12,456	6,649	5,807	87.3%	35,612	24,731	10,881	44.0%
Net earnings	$34,271	$13,221	$21,050	159.2%	$91,644	$53,499	$38,145	71.3%

Three Months Ended September 30, 2026, compared to Three Months Ended September 30, 2025

Revenue. Total revenues decreased by $18.5 million, or 1.6%, to $1,146.2 million for the three months ended September 30, 2026, from $1,164.7 million for the three months ended September 30, 2025. This decrease was primarily due to decreases of approximately $40.5 million and $2.1 million in the Acima and Rent-A-Center segments, respectively, partially offset by increases of approximately $21.1 million and $2.9 million in the Brigit and Mexico segments, respectively, as discussed further in the “Segment Performance” section below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2026 decreased by $18.9 million, or 5.2%, to $345.2 million as compared to $364.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease of approximately $19.5 million in the Acima segment driven by decreases in rentals and fees revenues and merchandise sales revenues. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 39.2% for the three months ended September 30, 2026, as compared to 40.4% for the three months ended September 30, 2025.

Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $18.1 million, or 7.8%, to $212.8 million for the three months ended September 30, 2026, from $230.9 million for the three months ended September 30, 2025, primarily attributable to a decrease of $21.2 million in the Acima segment, driven by lower revenues, partially offset by an increase of approximately $2.9 million in the Rent-A-Center segment. The gross margin percent of merchandise sales decreased to (18.1)% for the three months ended September 30, 2026, from (16.5)% for the three months ended September 30, 2025.

Gross Profit. Gross profit increased by $17.1 million, or 3.0%, to $580.2 million for the three months ended September 30, 2026, from $563.1 million for the three months ended September 30, 2025, primarily due to increases of $19.9 million and $2.1 million in the Brigit and Mexico segments, respectively, partially offset by a decrease of $4.9 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 50.6% for the three months ended September 30, 2026, from 48.3% for the three months ended September 30, 2025, primarily due to mix-shift changes between subscriptions and fees product categories in the Brigit segment and fewer customers exercising early purchase options in the Acima segment.

Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $4.3 million or 2.8% to $147.4 million for the three months ended September 30, 2026, as compared to $151.7 million for the three months ended September 30, 2025. Operating labor expressed as a percentage of total revenue was 12.9% for the three months ended September 30, 2026, as compared to 13.0% for the three months ended September 30, 2025.

Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $11.9 million, or 4.9%, to $254.0 million for the three months ended September 30, 2026, as compared to $242.1 million for the three months ended September 30, 2025, primarily due to increases of $14.1 million, $6.5 million and $1.0 million in the Brigit, Rent-A-Center and Mexico segments, respectively, partially offset by a decrease of $9.6 million in the Acima segment. The increase in the Brigit segment was primarily due to higher customer advance losses and advertising expenses of $7.7 million and $4.1 million, respectively, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Non-labor operating expenses expressed as a percentage of total revenue was 22.2% for the three months ended September 30, 2026, compared to 20.8% for the three months ended September 30, 2025.

General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $10.7 million, or 21.2%, to $60.9 million for the three months ended September 30, 2026, as compared to $50.2 million for the three months ended September 30, 2025, primarily due to an increase of $9.5 million in Corporate costs driven by higher compensation and outside service costs. General and administrative expenses expressed as a percentage of total revenue was 5.3% for the three months ended September 30, 2026, compared to 4.3% for the three months ended September 30, 2025.

Other Gains and Charges. Other gains and charges decreased by $20.9 million to $32.5 million for the three months ended September 30, 2026, as compared to $53.4 million for the three months ended September 30, 2025. The decrease in other gains and charges was driven primarily by decreases of $12.7 million in estimated legal accruals and related litigation and defense expenses as described in Note 12 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, $11.6 million in asset impairment related to the closure of approximately 50 franchise store locations in the third quarter of 2025 and $5.1 million related to stock compensation expense associated with the vesting of the Brigit acquisition equity consideration, partially offset by an increase of $6.0 million related to store consolidations during the three months ended September 30, 2026.

Operating Profit. Operating profit increased by $18.4 million, or 34.9%, to $71.2 million for the three months ended September 30, 2026, as compared to $52.8 million for the three months ended September 30, 2025, primarily due to an increase in gross profit, in addition to decreases in other gains and charges and operating labor, partially offset by increases in non-labor operating expenses and general and administrative expenses as described above. Operating profit expressed as a percentage of total revenue was 6.2% for the three months ended September 30, 2026, compared to 4.5% for the three months ended September 30, 2025.

Income Tax Expense. Income tax expense increased by $5.9 million to $12.5 million for the three months ended September 30, 2026, as compared to $6.6 million for the three months ended September 30, 2025, primarily due to the increase in earnings before income taxes partially offset by a lower effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Nine months ended September 30, 2026, compared to Nine months ended September 30, 2025

Revenue. Total revenues increased by $30.7 million, or 0.9%, to $3,529.3 million for the nine months ended September 30, 2026, from $3,498.6 million for the nine months ended September 30, 2025. This increase was primarily due to increases of approximately $76.2 million and $9.3 million in the Brigit and Mexico segments, respectively, partially offset by decreases of approximately $44.6 million and $10.3 million in the Acima and Rent-A-Center segments, respectively, as discussed further in the “Segment Performance” section below.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2026 decreased by $21.4 million, or 2.0%, to $1,053.4 million as compared to $1,074.8 million for the nine months ended September 30, 2025. The decrease was primarily attributable to decreases of approximately $17.4 million and $6.4 million in the Acima and Rent-A-Center segments, respectively, partially offset by an increase of approximately $2.5 million in the Mexico segment, driven by an increase in rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 39.0% for the nine months ended September 30, 2026, as compared to 39.7% for the nine months ended September 30, 2025.

Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $30.5 million, or 4.2%, to $691.7 million for the nine months ended September 30, 2026, from $722.2 million for the nine months ended September 30, 2025, primarily attributable to a decrease of $38.0 million in the Acima segment, driven by lower merchandise sales, partially offset by an increase of approximately $6.7 million in the Rent-A-Center segment. The gross margin percent of merchandise sales decreased to (16.6)% for the nine months ended September 30, 2026, from (15.3)% for the nine months ended September 30, 2025.

Gross Profit. Gross profit increased by $76.5 million, or 4.5%, to $1,761.5 million for the nine months ended September 30, 2026, from $1,685.0 million for the nine months ended September 30, 2025, primarily due to increases of $70.1 million, $10.9 million and $6.0 million in the Brigit, Acima and Mexico segments, respectively, partially offset by a decrease of $10.5 million in the Rent-A-Center segment, as discussed further in the section “Segment Performance” below. Gross profit as a percentage of total revenue increased to 49.9% for the nine months ended September 30, 2026, from 48.2% for the nine months ended September 30, 2025.

Operating Labor. Operating labor includes all salaries and wages paid to operational employees and district managers, together with payroll taxes and benefits. Operating labor decreased by $1.2 million to $448.8 million for the nine months ended September 30, 2026, as compared to $450.0 million for the nine months ended September 30, 2025. Operating labor expressed as a percentage of total revenue was 12.7% for the nine months ended September 30, 2026, as compared to 12.9% for the nine months ended September 30, 2025.

Non-Labor Operating Expenses. Non-labor operating expenses include LCOs, occupancy, delivery, advertising, selling, insurance, travel and other operating expenses. Non-labor operating expenses increased by $73.4 million, or 10.6%, to $764.6 million for the nine months ended September 30, 2026, as compared to $691.2 million for the nine months ended September 30, 2025, due to increases of $54.2 million, $20.9 million and $4.5 million in the Brigit, Rent-A-Center, and Mexico segments, respectively, partially offset by a decrease of $6.2 million in the Acima segment. The increase in the Brigit segment was partially due to the nine months ended September 30, 2025 including only eight months of expenses after the Closing Date, in addition to higher net advance losses and advertising expenses of $24.2 million and $22.6 million, respectively. Non-labor operating expenses expressed as a percentage of total revenue was 21.7% for the nine months ended September 30, 2026, compared to 19.8% for the nine months ended September 30, 2025.

General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $0.3 million, or 0.1%, to $177.7 million for the nine months ended September 30, 2026, as compared to $177.4 million for the nine months ended September 30, 2025. General and administrative expenses expressed as a percentage of total revenue was 5.0% for the nine months ended September 30, 2026, compared to 5.1% for the nine months ended September 30, 2025.

Other Gains and Charges. Other gains and charges decreased by $36.8 million or 22.7% to $125.3 million for the nine months ended September 30, 2026, as compared to $162.1 million for the nine months ended September 30, 2025. The decrease in other gains and charges was driven primarily by decreases of $52.9 million in estimated legal accruals and related litigation and defense expenses as described in Note 12 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and $10.3 million in asset impairment primarily related to the closure of approximately 50 franchise store locations in the third quarter of 2025, partially offset by increases of $13.3 million related to Acima fraudulent lease-to-own contract losses and $9.9 million related to store consolidations in the first half of 2026.

Operating Profit. Operating profit increased by $36.8 million, or 22.1%, to $202.9 million for the nine months ended September 30, 2026, as compared to $166.1 million for the nine months ended September 30, 2025, primarily due to increases in revenues and gross profit, in addition to a decrease in other gains and charges, partially offset by an increase in non-labor operating expenses, as described above. Operating profit expressed as a percentage of total revenue was 5.7% for the nine months ended September 30, 2026, compared to 4.7% for the nine months ended September 30, 2025.

Income Tax Expense. Income tax expense increased by $10.9 million to $35.6 million for the nine months ended September 30, 2026, as compared to $24.7 million for the nine months ended September 30, 2025, primarily due to the increase in earnings before income taxes partially offset by a lower effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Segment Performance

Acima segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$584,725	$625,272	$(40,547)	(6.5)%	$1,836,943	$1,881,526	$(44,583)	(2.4)%
Gross profit	183,367	183,277	90	0.0%	575,614	564,717	10,897	1.9%
Operating profit	74,693	63,687	11,006	17.3%	225,403	219,398	6,005	2.7%
Gross merchandise volume(1)	430,790	484,030	(53,240)	(11.0)%	1,324,069	1,460,255	(136,186)	(9.3)%

(1)
See Key Metrics described above for additional information.

Revenues. The decrease in revenues for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a decreases in rentals and fees and merchandise sales revenues of $27.1 million and $13.3 million, respectively, driven by lower GMV. In addition the decrease in revenues for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 was due to decreases in rentals and fees and merchandise sales revenues of $23.6 million and $20.7 million, respectively.

Gross Profit. Gross profit increased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, primarily driven by fewer customers exercising early purchase options. Gross profit as a percentage of segment revenues increased to 31.4% and 31.3% for the three and nine months ended September 30, 2026, respectively, compared to 29.3% and 30.0% for the three and nine months ended September 30, 2025, respectively, primarily due to fewer customers exercising early purchase options.

Operating Profit. Operating profit as a percentage of segment revenues increased to 12.8% and 12.3% for the three and nine months ended September 30, 2026, respectively, compared to 10.2% and 11.7% for the three and nine months ended September 30, 2025, respectively, primarily due to the increase in gross profit margin described above. Merchandise losses in our Acima locations due to LCOs, expressed as a percentage of segment revenues, were approximately 8.7% and 8.8% for the three and nine months ended September 30, 2026, respectively, compared to 9.7% and 9.3% for the three and nine months ended September 30, 2025, respectively. Merchandise losses in our Acima locations due to other merchandise losses, expressed as a percentage of segment revenues, were approximately 0.6% and 0.5% for the three and nine months ended September 30, 2026, respectively, compared to 0.4% for both the three and nine months ended September 30, 2025, respectively.

Rent-A-Center segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$459,045	$461,090	$(2,045)	(0.4)%	$1,407,031	$1,417,233	$(10,202)	(0.7)%
Gross profit	309,172	314,025	(4,853)	(1.5)%	943,319	953,809	(10,490)	(1.1)%
Operating profit	55,613	56,420	(807)	(1.4)%	172,549	185,836	(13,287)	(7.1)%
Lease portfolio value(1)					128,506	129,374	(868)	(0.7)%
Same store lease portfolio value(1)					105,774	105,262	512	0.5%
Change in same store revenue(1)				1.8%				1.2%
Stores in same store revenue calculation				1,386				1,386

(1)
See Key Metrics described above for additional information.

Revenues. The decrease in revenue for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily due to decreases in merchandise sales of $4.7 million and $13.2 million, respectively, primarily resulting from fewer customers electing early purchase options and decreases in other revenue of $2.3 million and $9.1 million, respectively, due to lower franchise revenues, partially offset by increases in rentals and fees of $5.0 million and $12.0 million, respectively.

Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, driven primarily by the decrease in revenues described above. Gross profit as a percentage of segment revenues was 67.4% and 67.0% for the three and nine months ended September 30, 2026, respectively, and 68.1% and 67.3% for the three and nine months ended September 30, 2025, respectively.

Operating Profit. Operating profit as a percentage of segment revenues was 12.1% and 12.3% for the three and nine months ended September 30, 2026, respectively, compared to 12.2% and 13.1% for the three and nine months ended September 30, 2025, respectively. The decrease in operating profit margin for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was partially driven by the decrease in gross profit described above, in addition to increases in merchandise losses, advertising expenses, and insurance costs. Merchandise losses in our company-owned Rent-A-Center lease-to-own stores due to LCOs, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 5.4% and 5.0% for the three and nine months ended September 30, 2026, respectively, compared to 4.7% for both the three and nine months ended September 30, 2025. Other merchandise losses in our company-owned Rent-A-Center lease-to-own stores, expressed as a percentage of Rent-A-Center lease-to-own revenues, were approximately 1.1% and 1.0% for the three and nine months ended September 30, 2026, respectively, compared to 1.0% and 0.9% for the three and nine months ended September 30, 2025, respectively. Other merchandise losses include unrepairable and missing merchandise and loss/damage waiver claims.

Brigit segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$78,775	$57,663	$21,112	36.6%	$217,589	$141,414	$76,175	53.9%
Gross profit	70,874	51,032	19,842	38.9%	194,853	124,791	70,062	56.1%
Operating profit	8,857	4,569	4,288	93.8%	34,931	23,870	11,061	46.3%
Brigit paying users(1)					1,838,794	1,443,832

(1) See Key Metrics described above for additional information.

Revenues. The increase in revenues for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to an increase in Brigit subscription customers, in addition to the nine months ended September 30, 2025 including only eight months of revenues after the Closing Date. The Brigit segment revenues included increases of $51.4 million, $11.4 million and $11.4 million in subscription revenue, transfer fee revenue and marketplace revenue, for the nine months ended September 30, 2026, respectively.

Gross Profit. Gross profit as a percentage of segment revenues was 90.0% and 89.6% for the three and nine months ended September 30, 2026, respectively, as compared to 88.5% and 88.2% for the three and nine months ended September 30, 2025, respectively. The increase was primarily due to mix-shift changes between subscriptions and fees product categories.

Operating Profit. Operating profit as a percentage of segment revenues was 11.2% and 16.1% for the three and nine months ended September 30, 2026, respectively, compared to 7.9% and 16.9% for the three and nine months ended September 30, 2025, respectively. The decrease in the operating profit margin for the three months ended September 30, 2026 was primarily driven by increases in net advance losses and advertising expenses. Net advance losses expressed as a percentage of total cash advances originated were approximately 4.4% and 3.9% for the three and nine months ended September 30, 2026. Net advance losses expressed as a percentage of total cash advances originated were approximately 3.3% and 2.8% for the three and nine months ended September 30, 2025, respectively.

Please refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Brigit that was completed on January 31, 2025.

Mexico segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$23,616	$20,692	$2,924	14.1%	$67,753	$58,443	$9,310	15.9%
Gross profit	16,806	14,742	2,064	14.0%	47,733	41,713	6,020	14.4%
Operating profit (loss)	1,390	1,314	76	5.8%	1,025	4,473	(3,448)	nm
Change in same store revenue(1)				0.2%				0.4%
Stores in same store revenue calculation				114				114

nm - percent change is not meaningful for comparison

(1)
See Key Metrics described above for additional information.

Revenues. Revenues were positively impacted by exchange rate fluctuations of approximately $1.8 million and $7.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. On a constant currency basis, revenues for the three and nine months ended September 30, 2026 increased approximately $1.1 million and $2.0 million, respectively, compared to the three and nine months ended September 30, 2025.

Gross Profit. Gross profit was positively impacted by exchange rate fluctuations of approximately $1.3 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. On a constant currency basis, gross profit for the three and nine months ended September 30, 2026, increased by approximately $0.8 million and $0.9 million, respectively, as compared to the three and nine months ended September 30, 2025. Gross profit as a percentage of segment revenues was 71.2% and 70.5% for the three and nine months ended September 30, 2026, respectively, compared to 71.2% and 71.4% for the three and nine months ended September 30, 2025, respectively.

Operating Profit. Operating profit was positively impacted by exchange rate fluctuations of approximately $0.1 million for both the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. On a constant currency basis, operating profit remained flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. On a constant currency basis, operating profit for the nine months ended September 30, 2026 decreased by approximately $3.5 million as compared to the nine months ended September 30, 2025. Operating profit as a percentage of segment revenues decreased to 5.9% and 1.5% for the three and nine months ended September 30, 2026, respectively, compared to 6.4% and 7.7% for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

Overview. For the nine months ended September 30, 2026, net cash provided by operating activities was $457.1 million, and we received $260.0 million in cash proceeds from indebtedness. During the same period, we used $485.6 million for debt repayments, $69.5 million for dividends, $69.0 million for customer cash advance originations net of collections, and $47.6 million for capital expenditures. We ended the third quarter of 2026 with $125.1 million of cash and cash equivalents and outstanding indebtedness of $1.4 billion.

Analysis of Cash Flow. Cash provided by operating activities increased by $193.1 million to $457.1 million for the nine months ended September 30, 2026, from $264.0 million for the nine months ended September 30, 2025, primarily due to an increase of approximately $7.4 million in cash provided by net earnings (net earnings less adjustments to reconcile net earnings to net cash provided by operating activities), a tax refund received of $35.1 million and lower inventory purchases of approximately $182.4 million, net of a decrease of approximately $60.7 million of customer lease buyouts through early purchase options, lease charge-offs, and other merchandise losses, driven by lower inventory purchases in the Acima segment resulting from a 9.3% decrease in GMV for the nine months ended September 30, 2026. These impacts were partially offset by payment of legal settlements of $18.9 million and a year-over-year increase of approximately $44.3 million in payments of outstanding inventory and trade payables primarily due to higher payments of outstanding inventory payables made for the nine months ended September 30, 2026.

Cash used in investing activities decreased by $259.3 million to $115.6 million for the nine months ended September 30, 2026, compared to $374.9 million for the nine months ended September 30, 2025, primarily due to payment of cash consideration for the acquisition of Brigit of $275.9 million for the nine months ended September 30, 2025, and a decrease of $1.7 million in capital expenditures for the nine months ended September 30, 2026, partially offset by an increase of $21.3 million in net originations and collections of customer cash advances.

Cash used in financing activities was $(337.0) million for the nine months ended September 30, 2026, compared to cash provided of $156.0 million for the nine months ended September 30, 2025. The change in cash used in financing activities compared to the prior year period resulted from lower proceeds from indebtedness of $421.0 million during the nine months ended September 30, 2026, in addition to higher repayments of outstanding borrowings of $41.2 million and payment of the first installment of the Deferred Consideration of $37.5 million related to the Brigit acquisition as mentioned in Note 2. Cash provided from debt proceeds for the nine months ended September 30, 2025 was primarily utilized for the Brigit acquisition.

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

We generally utilize our ABL Credit Facility for the issuance of letters of credit to manage normal fluctuations in operational cash flow caused by the timing of cash payments relative to cash receipts, and to potentially fund strategic initiatives including acquisitions. In that regard, we may from time to time draw funds under the ABL Credit Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe cash flow generated from operations and availability under our ABL Credit Facility will be sufficient to fund our operations during the next twelve months. At October 22, 2026, we had approximately $73.5 million in cash on hand and $456.2 million available under our ABL Credit Facility.

Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Lease charge-offs	$78,378	$85,307	$245,158	$249,169
Other merchandise losses(1)	8,443	7,260	23,943	19,826
Total merchandise losses	$86,821	$92,567	$269,101	$268,995

(1)
Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations, acquire new capital assets in new and acquired stores and invest in information technology. We spent $47.6 million and $49.3 million on capital expenditures during the nine months ended September 30, 2026 and 2025, respectively.

Acquisitions and New Location Openings. The table below summarizes the store location activity for the nine months ended September 30, 2026 for our Rent-A-Center and Mexico operating segments.

	Rent-A-Center	Mexico	Total
Locations at beginning of period	2,075	136	2,211
New location openings	—	8	8
Closed locations
Merged with existing locations	(81)	—	(81)
Sold or closed with no surviving location(1)	(51)	(7)	(58)
Locations at end of period(2)	1,943	137	2,080

(1)
Includes closure of 49 Rent-A-Center franchisee store locations.
(2)
Rent-A-Center includes 1,639 company-owned and 304 franchisee store locations.

Senior Debt. On February 17, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a five-year asset-based revolving credit facility with commitments of $550 million and a letter of credit sublimit of $150 million, which commitments may be increased, at our option and under certain conditions, by up to an additional $125 million in the aggregate (as most recently amended on August 29, 2025, the “ABL Credit Facility”). Under the ABL Credit Facility, we may borrow only up to the lesser of the level of the then-current borrowing base and the aggregate amount of commitments under the ABL Credit Facility. The borrowing base is tied to the amount of eligible installment sales accounts, inventory and eligible lease contracts, reduced by certain reserves. The ABL Credit Facility bears interest at a fluctuating rate determined by reference to an adjusted Term SOFR rate plus an applicable margin of 1.50% to 2.00%, which, as of October 22, 2026, was 6.02%. A commitment fee equal to 0.250% to 0.375% of the unused portion of the ABL Credit Facility fluctuates dependent upon average utilization for the prior month as defined by a pricing grid included in the documentation governing the ABL Credit Facility. Loans under the ABL Credit Facility may be borrowed, repaid and re-borrowed until June 7, 2029 (subject to certain springing maturity provisions), at which time all amounts borrowed must be repaid.

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

On February 17, 2021, we also entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and lenders party thereto, that provides for a seven-year $875 million senior secured term loan facility (as most recently amended on August 19, 2025, the “Term Loan Facility”). Subject in each case to certain restrictions and conditions, we may add up to $625 million (plus additional amounts subject to the satisfaction of certain financial ratios) of incremental term loan facilities to the Term Loan Facility or utilize incremental capacity under the Term Loan Facility at any time by issuing or incurring incremental equivalent term debt. Interest on borrowings under the Term Loan Facility is payable at a fluctuating rate of interest determined by reference to the Term SOFR rate plus an applicable margin of 2.75%, subject to a 0.50% Term SOFR floor, which, as of October 22, 2026 was 6.83%.

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

At October 22, 2026, we had outstanding borrowings of $866.3 million under the Term Loan Facility and available commitments of $456.2 million under our ABL Credit Facility, net of letters of credit.

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

Operating Leases. We lease space for all of our Rent-A-Center and Mexico stores under operating leases expiring at various times through 2037. In addition, we lease space for certain support facilities under operating leases expiring at various times through 2032. Most of our store leases are five-year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. As of September 30, 2026, our total remaining obligation for existing store lease contracts was approximately $329.5 million.

We lease vehicles for all of our Rent-A-Center stores under operating leases with lease terms expiring twelve months after the start date of the lease. We classify these leases as short-term and have elected the short-term lease exemption for our vehicle leases, and have therefore excluded them from our operating lease right-of-use assets within our Condensed Consolidated Balance Sheets. As of September 30, 2026, our total remaining minimum obligation for existing Rent-A-Center vehicle lease contracts was approximately $0.6 million.

We also lease vehicles for all of our Mexico stores which have terms expiring at various times through 2030 with rental rates adjusted periodically for inflation. As of September 30, 2026, our total remaining obligation for existing Mexico vehicle lease contracts was approximately $3.0 million.

Uncertain Tax Position. As of September 30, 2026, we have recorded $1.0 million in uncertain tax positions. Although these positions represent a potential future cash liability to us, the amounts and timing of such payments are uncertain.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which amends the existing standard that refers to various stages of software development. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The adoption of ASU 2025-06 will be required for us for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. We are in the preliminary stages of assessing this ASU and the impact it will have on our financial statements following adoption.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. As of September 30, 2026, unless otherwise discussed, we believe that any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

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

As of September 30, 2026, we had $450 million in Notes outstanding at a fixed interest rate of 6.375%. We also had $866.3 million outstanding under the Term Loan Facility and $45.0 million outstanding under our ABL Credit Facility, each at interest rates indexed to the Term SOFR rate or the prime rate. Carrying value of the Term Loan Facility and ABL Credit Facility approximates fair value for such indebtedness. Based on our overall interest rate exposure at September 30, 2026, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing an additional $9.1 million annualized pre-tax charge or credit to our Condensed Consolidated Statements of Operations. We have not entered into any interest rate swap agreements as of September 30, 2026.

Foreign Currency Translation

We are also exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting. For the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Please see Note 12 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of certain of our legal proceedings and governmental inquiries.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

Articles of Incorporation and Bylaws

3.1

Restated Certificate of Incorporation of the registrant, dated as of December 5, 2024 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 dated as of February 20, 2025).

3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated as of June 4, 2024).

3.3

Certificate of Correction to the Certificate of Elimination of the Series A Preferred Stock of the registrant, dated June 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated as of June 5, 2024).

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of the registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 dated as of February 20, 2025).

4.2	Form of Certificate evidencing Common Stock (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 dated as of June 7, 2023).

4.3

Indenture, dated as of February 17, 2021, by and between Radiant Funding SPV, LLC and Truist Bank (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of February 17, 2021).

Material Contracts
10.6

Form of Upbound Group, Inc. 2026 Long-Term Incentive Plan Performance Stock Unit Award Agreement (PSU)(effective August 2026) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2026, filed on July 31, 2026).

Other Exhibits and Certifications

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Hal Khouri

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fahmi Karam

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Hal Khouri

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data files because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data File (embedded within the inline XBRL document contained in Exhibit 101)
*	Filed herewith., except Exhibits 32.1 and 32.2, which are furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPBOUND GROUP, INC.

By:	/S/ HAL KHOURI
Hal Khouri
EVP, Chief Financial Officer

Date: October 29, 2026